Form 10-Q
period 2021-03-31
Northern Lights Acquisition Corp.
filed 2021-07-30
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 001-40524

Northern Lights Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2409612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

909 Bannock Street Denver, Colorado	80204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 323-2526
Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	NLITU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value per share	NLIT	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	NLITW	The Nasdaq Stock Market LLC

As of July 23, 2021, there were 12,028,175 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

NORTHERN LIGHTS ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED BALANCE SHEET

March 31,
2021
(Unaudited)
ASSETS
Current Assets-Cash	$25,000
Deferred offering costs	77,164
Total assets	$102,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expense	$77,959
Total liabilities	77,959

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 issued and outstanding (1)	288
Additional paid in capital	24,712
Accumulated deficit	(795)
Total stockholders’ equity	24,205
Total liabilities and stockholders’ equity	$102,164

(1)	Includes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

Other operating expenses	$795
Net loss	$(795)

Weighted average shares outstanding, basic and diluted (1)	2,500,000
Basic and diluted net loss per common share	$0.00

(1)	Excludes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these condensed unaudited financial statements.

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity

Balance - February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor (1)	—	—	2,875,000	288	24,712	—	25,000

Net loss	—	—	—	—	—	(795)	(795)
Balance - March 31, 2021	—	$—	2,875,000	$288	$24,712	$(795)	$24,205

(1)	Includes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

Cash flow from operating activities:
Net loss	$(795)
Changes in operating assets and liabilities:
Accrued expenses	795
Net cash used in operating activities	—

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	25,000

Net change in cash	25,000
Cash at the beginning of the period	—
Cash at the end of the period	$25,000

Supplemental disclosure of non-cash financing activities:
Accrued deferred offering costs	$77,164

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Northern Lights Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 26, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period February 26, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 23, 2021. On June 28, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (“Units” and, with respect to the shares of Class A common stock included in the Units offered, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 528,175 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to 5AK, LLC (the “Sponsor”), generating gross proceeds of $5,281,750, which is described in Note 4.

Following the closing of the Initial Public Offering on June 28, 2021, an amount of $117,300,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs of the Initial Public Offering amounted to $6,263,677, of which $1,725,000 was for underwriting fees, $4,025,000 was for deferred underwriting commissions, and $513,677 was for other offering costs.

Following the closing of the Initial Public Offering $938,853 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2021, we have available to us $25,000 of cash on our balance sheet and a working capital deficit of $52,959.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

The Company will have until June 28, 2022 (or up to December 28, 2022, as applicable) to consummate a Business Combination. If the Company is unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering at the election of the Company subject to satisfaction of certain conditions, including the deposit of up to $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case), into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the shares of Class A common stock and the warrants that are included as components of the Private Placement Units. Such warrants will expire worthless if the Company fails to complete a Business Combination within the 12-month time period (or up to 18-month time period).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing and therefore substantial doubt has been alleviated. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deferred offering costs

Deferred offering costs consist of costs incurred in connection with preparation for the Public Offering executed on June 28, 2021. These costs, together with the underwriting discounts and commissions, will be allocated among the freestanding financial instruments that are included in the Public Offering. As of March 31, 2021, the Company had deferred offering costs of $77,164.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the balance sheet in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $25,000 in cash and no cash equivalents as of March 31, 2021.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the period from February 26, 2021 (inception) through March 31, 2021.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, as there are no shares of Class A Common Stock outstanding, no shares of Class A Common Stock are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income (loss) per share for common stock shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, if any, by the weighted average number of Class A redeemable common stock shares outstanding. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable Class A and Class B common stock shares includes the Founder Shares and non-redeemable common stock shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.

Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs: Significant inputs into the valuation model are unobservable.

The Company does not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 528,175 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,281,750.

The Private Placement Units are identical to the Units, except that (a) the Private Placement Units and their component securities will not be transferable, assignable or saleable until the consummation of the Company’s initial business combination except to permitted transferees and (b) the Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) may be exercised by the holders on a cashless basis and (ii) will be entitled to registration rights.

Note 5 — Related Party Transactions

Founder Shares

On March 19, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On March 24, 2021, the Sponsor transferred 10,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s three independent directors. The Founder Shares which the Sponsor and its permitted transferees will collectively own, on an as-converted basis, represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Promissory Note — Related Party

On February 26, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. At March 31, 2021, we had not borrowed any amount under the Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case) (the “Extension Loans”). Any such payments would be made in the form of non-interest bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Luminous Capital Inc., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. Through March 31, 2021, no support fees were incurred.

Note 6 — Commitments and Contingencies

Registration Rights

Pursuant to a registration rights agreement entered into on June 23, 2021, the holders of the Founder Shares, Private Placement Units (including the securities contained therein), the units (including the securities contained therein) that may be issued upon conversion of the Working Capital Loans, and any shares of Class A common stock issuable upon the exercise of the Placement Warrants and any shares of Class A common stock, warrants (and underlying Class A common stock) that may be issued upon conversion of the units issued as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares are entitled to registration rights. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriter was paid a cash underwriting discount of two percent (1.50%) of the gross proceeds of the Initial Public Offering, or $1,725,000. In addition, the underwriter is entitled to a deferred fee of three and a half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $4,025,000. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

For a period beginning on June 28, 2021 and ending 12 months from the closing of a business combination, we have granted the underwriters a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of our Registration Statement.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Warrant Liability

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (i) the date of the completion of a Business Combination and (ii) 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, it may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event it does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Warrant Liability (Continued)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. The Placement Warrants were identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.

The Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

At March 31, 2021, there were no Public Warrants nor Placement Warrants outstanding.

The Company will account for the aggregate 6,014,088 warrants issued in connection with the Initial Public Offering (the 5,750,000 Public Warrants and the 264,088 Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value, with the change in fair value recognized in the Company’s statement of operations.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 24, 2021, the Sponsor transferred 10,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s three independent directors. At March 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent units and its underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

The Company may issue additional common stock or preferred stock to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

Note 9 – Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, other than the events included in the above notes, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

-On June 28, 2021, the Company completed its initial public offering of 11,500,000 units, including the issuance of 1,500,000 Units as a result of the underwriter’s full exercise of its over-allotment option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer Northern Lights Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company formed under the laws of the State of Delaware on February 26, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one -to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from February 26, 2021 (inception) through March 31, 2021, we had a net loss of $795, which consisted of formation costs of $795.

Liquidity and Capital Resources

On June 28, 2021, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriter of the over-allotment option to purchase 1,500,000 Units at $10.00 per Unit, generation gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 528,175 Private Placement Units at $10.00 per Private Placement Unit to our Sponsor, generation gross proceeds of $5,281,750.

Transaction costs of the Initial Public Offering amounted to $6,263,677 consisting of $1,725,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 5) and $513,677 of other costs.

As of March 31, 2021, we had available to us $25,000 of cash on our balance sheet and a working capital deficit of $52,959 We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay such loaned amounts. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units issued to the Sponsor. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case) (the “Extension Loans”). Any such payments would be made in the form of non-interest bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Luminous Capital Inc., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support.

The Underwriter was paid a cash underwriting fee of 1.5% of gross proceeds of the Public Offering, or $1,725,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $4,025,000 consisting of 3.5% of the gross proceeds of the Public Offering. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 Inputs: Unadjusted quoted prices for identical assets or instruments in active markets.

Level 2 Inputs: Quoted prices for similar instruments in active markets and quoted prices for identical or similar instruments in markets that are not active and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs: Significant inputs into the valuation model are unobservable.

The Company does not have any recurring Level 2 or Level 3 assets or liabilities. The carrying value of the Company’s financial instruments including its cash and accrued liabilities approximate their fair values principally because of their short-term nature.

Net Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Consistent with FASB 480, shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per share of common stock for the three months March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the period from February 26, 2021 (inception) through March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for all periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, as there are no shares of Class A Common Stock outstanding, no shares of Class A Common Stock are subject to possible redemption.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated June 23, 2021 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 28, 2021, we completed the private sale of an aggregate of 528,175 Private Placement Units at a price of $10.00 per Private Placement Unit to the Sponsor generating gross proceeds to the Company of $5,281,750. This purchase took place on a private placement basis simultaneously with the completion of our Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Private Placement Units are identical to the Units, except that (a) the Private Placement Units and their component securities will not be transferable, assignable or saleable until the consummation of the Company’s initial business combination except to permitted transferees and (b) the warrants included as a component of the Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, (i) may be exercised by the holders on a cashless basis and (ii) will be entitled to registration rights.

Use of Proceeds from the Public Offering

On June 28, 2021, we consummated our Initial Public Offering of 11,500,000 units (the “Units”), including 1,500,000 Units issued pursuant to the exercise in full of the underwriter’s over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company (the “Warrants”), with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000.

The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-256701). The SEC declared the registration statement effective on June 23, 2021.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Units, $117,300,000 was placed in a Trust Account. We paid a total of $1,725,000 in underwriting discounts and commissions and $513,677 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $4,025,000 in underwriting discounts and commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN LIGHTS ACQUISITION CORP.

Date: July 30, 2021		/s/ John Darwin
	Name:	John Darwin
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2021		/s/ Joshua Mann
	Name:	Joshua Mann
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2021		/s/ Chris Fameree
	Name:	Chris Fameree
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

