Form 10-Q
period 2021-06-30
Northern Lights Acquisition Corp.
filed 2021-08-13
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

As of August 13, 2021, there were 12,028,175 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

NORTHERN LIGHTS ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1
	Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from February 26, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity for the three months ended June 30, 2021 and for the period from February 26, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the period from February 26, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II - OTHER INFORMATION:		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30,
2021
(Unaudited)
ASSETS
Current Assets
Cash	$938,805
Prepaid insurance	350,000
Total current assets	1,288,805

Investments held in Trust Account	117,290,522
Total assets	$118,579,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Accounts payable and accrued expenses	438,895
Promissory note - related party	92,737
Total current liabilities	531,632

Warrant liabilities	6,493,780
Deferred underwriter fee payable	4,025,000
Total liabilities	11,050,412

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 10,513,519 shares at redemption value	102,528,914

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 1,514,656 issued and outstanding, excluding 10,513,519 shares subject to redemption	151
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 issued and outstanding	288
Additional paid in capital	6,744,084
Accumulated deficit	(1,744,522)
Total stockholders’ equity	5,000,001
Total liabilities and stockholders’ equity	$118,579,327

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
		February 26, 2021
	Three Months Ended	(Inception)
	June 30,	Through
	2021	June 30, 2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$(10,105)	$(10,900)
Loss from operations	(10,105)	(10,900)

Other income and expense:
Interest earned on marketable securities held in Trust Account	17	17
Unrealized loss from marketable securities held in Trust Account	(9,495)	(9,495)
Change in fair value of warrant liability	(1,462,306)	(1,462,306)
Offering costs allocated to warrants	(261,838)	(261,838)
Net Loss	$(1,743,727)	$(1,744,522)

Weighted average shares outstanding of Class A common stock subject to redemption	10,302,592	10,302,592
Basic and diluted net loss per common stock	$0.00	$0.00
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	2,931,887	2,916,414
Basic and diluted net loss per common stock	$(0.59)	$(0.59)

The accompanying notes are an integral part of these condensed unaudited financial statements.

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For the Period from February 26, 2021 (Inception) Through June 30, 2021
	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(795)	(795)
Balance – March 31, 2021	—	$—	2,875,000	$288	$24,712	$(795)	$24,205
Sale of IPO Units, net of offering costs	12,028,175	1,203	—	—	118,303,708	—	118,304,911

Deferred underwriter fee	—	—	—	—	(4,025,000)	—	(4,025,000)
Warrant liabilities	—	—	—	—	(5,031,474)	—	(5,031,474)
Initial shares subject to possible redemption	(10,197,129)	(1,020)	—	—	(104,009,696)	—	(104,010,715)
Change in shares subject to possible redemption	(316,390)	(32)	—	—	1,481,834		1,481,801
Net loss	—	—	—	—	—	(1,743,727)	(1,743,727)
Balance – June 30, 2021	1,514,656	$151	2,875,000	$288	$6,744,084	$(1,744,522)	$5,000,001

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 26, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

Cash flow from operating activities :
Net loss	$(1,744,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on securities held in Trust Account	(17)
Offering costs allocated to warrants	261,838
Unrealized loss from securities held in Trust Account	9,495
Change in fair value of warrant liabilities	1,462,306
Changes in operating assets and liabilities:
Prepaid insurance	(350,000)
Accounts payable and accrued expenses	360,795
Net cash used in operating activities	(105)

Cash flows from investing activities:
Investment of cash in Trust Account	(117,300,000)
Net cash used in investing activities	(117,300,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	113,275,000
Proceeds from sale of private placement units	5,281,750
Payment of offering costs	(342,840)
Net cash provided by financing activities	118,238,910

Net change in cash	938,805
Cash at the beginning of the period	—
Cash at the end of the period	$938,805

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$4,025,000
Initial classification of common stock subject to possible redemption	$104,010,715
Change in value of common stock subject to possible redemption	$(1,481,801)
Initial classification of warrant liabilities	$5,031,474
Offering costs charged to additional paid-in capital included in accrued expenses	$78,100
Offering costs charged to additional paid-in capital paid by promissory note–related party	$92,737

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period February 26, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $938,853 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2021, we have available to us $938,805 of cash on our balance sheet and a working capital of $757,173.

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

The Company will have until June 28, 2022 (or up to December 28, 2022, as applicable) to consummate a Business Combination. If the Company is unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering at the election of the Company subject to satisfaction of certain conditions, including the deposit of up to $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case), into the Trust Account, or as extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined below) or the shares of Class A common stock and the warrants that are included as components of the Private Placement Units. Such warrants will expire worthless if the Company fails to complete a Business Combination within the 12-month time period (or up to 18-month time period).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $938,805 in cash and no cash equivalents as of June 30, 2021.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $117,300,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended (the “Investment Company Act”), which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the period from February 26, 2021 (inception) through June 30, 2021.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs allocated to warrants in the condensed statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, as there are 1,514,656 shares of Class A Common Stock outstanding, 10,513,519 shares of Class A Common Stock are subject to possible redemption.

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

The following table reflects the calculation of basic and diluted net income per common share:

	For the Three Months	For the Period from February 26, 2021 (inception)
	Ended June 30, 2021	Through June 30, 2021
Redeemable Class A common shares
Numerator: earnings allocable to redeemable Class A common shares
Interest income on investments held in Trust Account	$17	$17
Unrealized loss from investments held in Trust Account	(9,495)	(9,495)
Net loss	$(9,478)	$(9,478)
Denominator: weighted average number of redeemable Class A common share	10,302,592	10,302,592
Basic and diluted net loss per redeemable Class A common share	$0.00	$0.00

Non-redeemable Class A and Class B common shares
Numerator: net income (loss) minus redeemable net earnings
Net loss	$(1,743,727)	$(1,743,727)
Redeemable net loss	(9,478)	(9,478)
Non-redeemable net loss	$(1,753,205)	$(1,753,205)
Denominator: weighted average number of non-redeemable Class B common shares and Class A private placement shares
Non-redeemable Class A private placement and Class B common shares, basic and diluted	2,931,887	2,916,414
Basic and diluted net loss per non-redeemable Class A private placement and Class B common share	$(0.59)	$(0.59)

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options(Subtopic 470- 0) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Promissory Note — Related Party

On February 26, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. At June 30, 2021, we had borrowed $92,737 under the Note, which was repaid to Sponsor in full on July 7, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. To date, the Company has no working capital loans outstanding.

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Luminous Capital Inc., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. Through June 30, 2021, $10,000 support fees were incurred.

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

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter’s over-allotment option was exercised in full on June 28, 2021.

The underwriter was paid a cash underwriting discount of 1.50% of the gross proceeds of the Initial Public Offering, or $1,725,000. In addition, the underwriter is entitled to a deferred fee of three and a half percent (3.50%) of the gross proceeds of the Initial Public Offering, or $4,025,000. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Warrant Liability

At June 30, 2021 the Company has 5,750,000 Public Warrants and the 264,088 Private Placement Warrants, respectively, outstanding.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Warrant Liability (Continued)

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

The Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounted for the aggregate 6,014,088 warrants issued in connection with the Initial Public Offering (the 5,750,000 Public Warrants and the 264,088 Placement Warrants) in accordance with the guidance contained in FASB ASC Topic 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability due to the existence of provisions whereby adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a ‘‘fixed-for-fixed’’ option and the existence of the potential for net cash settlement for the warrant holders (but not all common stockholders) in the event of a tender offer.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 1,514,656 shares of Class A common stock issued or outstanding, excluding 10,513,519 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 24, 2021, the Sponsor transferred 10,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s three independent directors. At June 30, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$117,290,522	$—	$—

Warrant Liabilities:
Public Warrants	$—	$—	$6,493,780
Private Placement Warrants	$—	$—	$384,067

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no changes in the measurements during the three months ended June 30, 2021.

At June 30, 2021, assets held in the Trust Account were comprised of $509 in cash and $117,290,013 in a mutual fund invested in U.S. Treasury Securities.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements (Continued)

The Company recognized $5,031,474 for the derivative warrant liabilities upon their issuance on June 28, 2021. The Sponsor paid an aggregate of $5,852,750 for Private Placement Warrants with an initial aggregate fair value of $224,474. The excess purchase price over the initial fair value on the private placement closing date is recognized as a capital contribution from the Sponsor.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for warrants that are not actively traded, which at June 30, 2021 included both the Public and Private Placement Warrants. The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a binomial Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 28, 2021	June 30, 2021

Exercise price	$11.50	$11.50
Share price	$10.00	$9.60
Expected term (years)	5.86	5.82
Probability of Acquisition	90.0%	90.0%
Volatility	14.7%	23.1%
Risk-free rate	1.04%	1.01%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from February 26, 2021 (inception) through June 30, 2021 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of June 28, 2021 (Initial Public Offering)	$224,474	$4,807,000	$5,031,474
Change in valuation inputs or other assumptions(1)	159,593	1,302,713	1,462,306
Fair value as of June 30, 2021	$384,067	$6,109,713	$6,493,780

(1) Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.

Note 10 – Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, other than the events included in the above notes, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

-On July 7, 2021, $92,737 borrowed from promissory note has been repaid in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer Northern Lights Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed financial statements and related notes included herein.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from February 26, 2021 (inception) through June 30, 2021, we had a net loss of $1,744,522, which consists of interest income on marketable securities held in the Trust Account of $17, offset by unrealized loss from marketable securities held in the Trust Account of $9,495, change in Fair Value of warrant liability $1,462,306, operating costs of $10,900 and offering costs allocated to warrants of $261,838.

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

Transaction costs of the Initial Public Offering amounted to $6,263,677 consisting of $1,725,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $513,677 of other costs.

As of June 30, 2021, we had available to us $938,805 of cash on our balance sheet and a working capital of $757,173. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 since the underwriters’  over-allotment option is exercised in full ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit ) (the “Extension Loans”). Any such payments would be made in the form of non-interest bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

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

Net Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Consistent with FASB 480, shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per share of common stock for the three months June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the period from February 26, 2021 (inception) through June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common stock. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for all periods presented.

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

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, as there are 1,514,656 shares of Class A Common Stock outstanding, 10,513,519 shares of Class A Common Stock are subject to possible redemption.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options(Subtopic 470- 0) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NORTHERN LIGHTS ACQUISITION CORP.

Date: August 13, 2021	/s/ John Darwin
	Name:	John Darwin
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	/s/ Joshua Mann
	Name:	Joshua Mann
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	/s/ Chris Fameree
	Name:	Chris Fameree
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

