Form 10-Q
period 2021-09-30
Northern Lights Acquisition Corp.
filed 2021-11-15
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number: 001-40524

Northern Lights Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-2409612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 East 53rd Street, Suite 3001 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 323-2526
909 Bannock Street Denver, Colorado 80204
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November [15], 2021, there were 12,028,175 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

NORTHERN LIGHTS ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 26, 2021 (Inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from February 26, 2021 (Inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the Period from February 26, 2021 (Inception) Through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II - OTHER INFORMATION:		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED BALANCE SHEET

(Unaudited)

September 30,
2021
ASSETS
Current Assets
Cash	$330,240
Prepaid expense	25,755
Prepaid insurance	306,250
Total current assets	662,245

Investments held in Trust Account	117,311,591
Total assets	$117,973,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	149,401
Total current liabilities	149,401

Warrant liabilities	2,709,722
Deferred underwriter fee payable	4,025,000
Total liabilities	6,884,123

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 11,500,000 shares at redemption value of $10.20	117,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 528,175 issued and outstanding, excluding 11,500,000 shares subject to redemption	53
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 issued and outstanding	288
Additional paid in capital	-
Accumulated deficit	(6,210,628)
Total stockholders’ deficit	(6,210,287)
Total liabilities and stockholders’ deficit	$117,973,836

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period from
		February 26, 2021
	Three Months	(Inception)
	Ended	Through
	September 30, 2021	September 30, 2021
Formation and operating costs	$(244,329)	$(255,229)
Loss from operations	(244,329)	(255,229)

Other income and expense:

Unrealized gain from marketable securities held in Trust Account	21,068	11,591
Change in fair value of warrant liability	3,784,058	2,321,752
Offering costs allocated to warrants	-	(261,838)
Net income	$3,560,797	$1,816,276

Weighted average shares outstanding of Class A common stock subject to redemption	11,500,000	11,467,742
Basic and diluted net income per common stock subject to redemption	$ 0.24	$0.12
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	3,403,175	3,107,299
Basic and diluted net income per common stock not subject to redemption	$0.24	$0.12

The accompanying notes are an integral part of these condensed unaudited financial statements.

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from February 26, 2021 (Inception) Through September 30, 2021

(Unaudited)

	Class A		Class B		Additional	Retained Earnings	Total Stockholders’
	Common Stock		Common Stock		Paid in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance - February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	—	—	(795)	(795)
Balance – March 31, 2021	—	$—	2,875,000	$288	$24,712	$(795)	$24,205
Sale of IPO Units, net of offering costs	12,028,175	1,203	—	—	118,303,708	—	118,304,911
Deferred underwriter fee	—	—	—	—	(4,025,000)	—	(4,025,000)
Warrant liabilities	—	—	—	—	(5,031,474)	—	(5,031,474)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99(1)	(11,500,000)	(1,150)	—	—	(109,271,946)	(8,026,904)	(117,300,000)
Net loss	—	—	—	—	—	(1,743,727)	(1,743,727)
Balance – June 30, 2021	528,175	53	2,875,000	288	$—	(9,771,425)	(9,771,084)
Net income	—	—	—	—	—	3,560,797	3,560,797,
Balance – September 30, 2021	528,175	$53	2,875,000	$288	$—	$(6,210,628)	$(6,210,287)

(1)	Balances include restatement for presentation of redeemable shares (see Note 2).

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from February 26, 2021 (Inception) Through September 30, 2021

(Unaudited)

Cash flow from operating activities:
Net income	$1,816,276
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain from securities held in Trust Account	(11,591)
Offering costs allocated to warrants	261,838
Change in fair value of warrant liabilities	(2,321,752)
Changes in operating assets and liabilities:
Prepaid insurance	(306,250)
Prepaid expense	(25,755)
Accrued expense	114,401
Net cash used in operating activities	(472,833)

Cash flows from investing activities:
Investment of cash in Trust Account	(117,300,000)
Net cash used in investing activities	(117,300,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	113,275,000
Proceeds from sale of private placement units	5,281,750
Payment of offering costs	(478,677)
Net cash provided by financing activities	118,103,073

Net change in cash	330,240
Cash at the beginning of the period	—
Cash at the end of the period	$330,240

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$4,025,000
Initial classification of Class A common stock subject to redemption	$117,300,000
Initial classification of warrant liabilities	$5,031,474
Offering costs charged to additional paid-in capital included in accrued expenses	$35,000

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period February 26, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the Initial Public Offering amounted to $6,263,677, of which $1,725,000 was for underwriting fees paid at the time of the IPO, $4,025,000 was for deferred underwriting commissions, and $513,677 was for other offering costs.

Following the closing of the Initial Public Offering $938,853 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2021, we have available to us $330,240 of cash on our balance sheet and a working capital of $512,844.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Liquidity

As of September 30, 2021, the Company had $330,240 in cash and working capital of $512,844. As described above, on June 28, 2021 the Company closed its IPO of 11,500,000 Units at $10.00 per Unit, generating gross proceeds of $115.0 million, and also consummated the Private Placement of 528,175 Private Placement units to the Sponsor at a purchase price of $10.00 per Private Placement unit, generating gross proceeds of $5,281,750.

The Company’s liquidity needs prior to the consummation of its IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares  and proceed from the promissory note from sponsor of $92,737, which was repaid upon closure of the IPO. Subsequent to the IPO, the Company’s liquidity will be satisfied through a portion of the net proceeds from IPO held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable and accrued liabilities, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Initial Business Combination or to redeem a significant number of our public shares upon completion of the Initial Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Initial Business Combination. If the Company is unable to complete an Initial Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2. Restatements of Previously Issued Financial Statements

In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 10,197,129 shares and 10,513,519 shares of Class A common stock in temporary equity on June 28, 2021 and June 30, 2021. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Management reviewed the Company’s initial application of ASC 480-10-S99-3A to its accounting classification of public shares and determined that the public shares include certain redemption provisions outside of the Company’s control that require the public shares to be presented as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity. As such the Company is reporting upon restatements to those periods in this Quarterly Report.

The following tables summarize the effect of the restatements on Balance Sheet line items as of June 11, 2021 and June 30, 2021, Statement of Operations, Statement of Changes in Stockholders’ Equity and Statement of Cash Flow line items as of June 30, 2021, indicated:

	As of June 28, 2021
	As previously reported	Restatement adjustment	As restated
Balance Sheet:
Class A common stock subject to possible redemption;	104,010,715	13,289,285	117,300,000
Stockholders’ Equity/ (Deficit)			-
Class A common stock, $0.0001 par value;	183	(130)	53
Class B common stock $0.0001 par value;	288	-	288
Additional paid-in capital	5,262,250	(5,262,250)	-
Accumulated deficit	(262,720)	(8,026,904)	(8,289,624)
Total Stockholder’s Equity	5,000,001	(13,289,285)	(8,289,284)
Total Liabilities and Stockholder’s Equity	$118,588,822	$-	$118,588,822
Shares of Class A common stock subject to possible redemption	10,197,129	1,302,871	11,500,000

	As of June 30, 2021
	As previously reported	Restatement adjustment	As restated
Balance Sheet:
Class A common stock subject to possible redemption;	102,528,914	14,771,086	117,300,000
Stockholders’ Equity/ (Deficit)
Class A common stock, $0.0001 par value;	151	(98)	53
Class B common stock, $0.0001 par value;	288	-	288
Additional paid-in capital	6,744,084	(6,744,084)	-
Accumulated deficit	(1,744,522)	(8,026,903)	(9,771,425)
Total Stockholder’s Equity	5,000,001	(14,771,085)	(9,771,084)
Total Liabilities and Stockholder’s Equity	$118,579,327	$-	$118,579,327

Statement of Operations:
Weighted average shares outstanding of Class A common stock subject to redemption	10,302,592	1,197,408	11,500,000
Basic and diluted net income per common stock	$0.00	$(0.12)	$(0.12)

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	2,916,414	(28,738)	2,887,676
Basic and diluted net income per common stock	$(0.59)	$(0.47)	$(0.12)

Statement of Changes in Stockholders’ Equity:
Initial shares subject to possible redemption	(104,010,715)	104,010,715	-
Change in shares subject to possible redemption	1,481,801	(1,481,801)	-
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99	-	(117,300,000)	(117,300,000)

Statement of Cash Flows:
Initial classification of common stock subject to possible redemption	104,010,715	(104,010,715)	-
Change in shares subject to possible redemption	(1,481,801)	1,481,801	-
Initial classification of Class A Common Stock Subject to Redemption	-	117,300,000	117,300,000

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $330,240 in cash and no cash equivalents as of September 30, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the period from February 26, 2021 (inception) through September 30, 2021.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (Continued)

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

On September 30, 2021, there are 528,175 shares of Class A Common Stock in Private Placement Unit (Note 5) outstanding. 11,500,000 shares of Class A Common Stock are subject to possible redemption.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of September 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

As of September 30, 2021
Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(5,031,474)
Proceeds allocated to shares not subject to redemption	(59)
Issuance costs related to Class A common stock	(6,263,677)
Plus:
Accretion of carrying value to redemption value	13,595,210
Class A common stock subject to possible redemption	117,300,000

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Income Per Share

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

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per common share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 6,014,088 shares of common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per common share:

	For the Three Months	For the Period from February 26, 2021 (inception)
	Ended September 30, 2021	Through September 30, 2021
Redeemable Class A common stock subject to possible redemption
Numerator: earnings allocable to redeemable Class A common stock subject to possible redemption	$2,747,681	$1,429,058

Denominator: weighted average number of redeemable Class A common stock	11,500,000	11,467,742
Basic and diluted net income per redeemable Class A common stock	$0.24	$0.12

Non-redeemable Class A and Class B common stock
Numerator: net income allocable to non-redeemable Class A and Class B common stock	$813,117	$387,218

Denominator: weighted average number of non-redeemable Class A and Class B common stock
Non-redeemable Class A private placement and Class B common shares, basic and diluted	3,403,175	3,107,299
Basic and diluted net income per non-redeemable Class and Class B common stock	$0.24	$0.12

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (Continued)

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

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options(Subtopic 470- 0) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 —Public Offering

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Note 6 — Related Party Transactions (Continued)

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

Promissory Note — Related Party

On February 26, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. At September 30, 2021, there is no outstanding balance under the Promissory Note.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Luminous Capital Inc., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. Through September 30, 2021, $40,000 support fees were incurred.

Note 7 — Commitments and Contingencies

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Warrant Liability

At September 30, 2021 the Company has 5,750,000 Public Warrants and the 264,088 Private Placement Warrants, respectively, outstanding.

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

Note 8 – Warrant Liability (Continued)

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 528,175 shares of Class A common stock issued or outstanding, excluding 11,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 24, 2021, the Sponsor transferred 10,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s three independent directors. At September 30, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 10 – Fair Value Measurements

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$117,311,591	$—	$—

Warrant Liabilities:
Public Warrants	$2,586,925	$—	$—
Private Placement Warrants	$—	$—	$122,797

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurements during the three months ended September 30, 2021 .

The Warrants are measured at fair value on a recuring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of September 30, 2021, the Public warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

At September 30, 2021, assets held in the Trust Account were comprised of $509 in cash and $117,311,082 in a mutual fund invested in U.S. Treasury Securities.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 – Fair Value Measurements (Continued)

The Company recognized $5,031,474 for the derivative warrant liabilities upon their issuance on June 28, 2021. The Sponsor paid an aggregate of $5,852,750 for Private Placement Warrants with an initial aggregate fair value of $224,474. The excess purchase price over the initial fair value on the private placement closing date is recognized as a capital contribution from the Sponsor.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the warrants at each reporting period for warrants that are not actively traded. The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a binomial Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2021	September 30, 2021
	(Public and Private Warrant)	(Private Warrant)
Exercise price	$11.50	$11.50
Share price	$9.60	$10.01
Expected term (years)	5.82	5.32
Probability of Acquisition	90.0%	90.0%
Volatility	23.1%	9.1%
Risk-free rate	1.01%	1.03%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from February 26, 2021 (inception) through September 30, 2021 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of June 28, 2021 (Initial Public Offering)	$224,474	$4,807,000	$5,031,474
Change in valuation inputs or other assumptions (1)	159,593	1,302,713	1,462,306
Fair value as of June 30, 2021	$384,067	$6,109,713	$6,493,780
Change in valuation inputs or other assumptions (1)(2)	(261,270)	(3,522,788)	(3,784,058)
Fair value as of September 30, 2021	$122,797	2,586,925	2,709,722

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

Note 11 – Subsequent Events

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from February 26, 2021 (inception) through September 30, 2021, we had a net income of $1,816,276, which consists of unrealized gain from marketable securities held in the Trust Account of $11,591, change in fair value of warrant liabilities of $2,321,752 offset by operating costs of $255,229 and offering costs allocated to warrants of $261,838.

For the three months ended September 30, 2021, we had a net income of $3,560,797, which consists of unrealized gain from marketable securities held in the Trust Account of $21,068, change in fair value of warrant liabilities of $3,784,058 offset by operating costs of $244,329.

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

As of September 30, 2021, we had available to us $330,240 of cash on our balance sheet and a working capital of $512,844. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

Net Income (Loss) Per Share of Common Stock

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

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per common share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 6,014,088 shares of common stock in the aggregate.

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

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, as there are 528,175 shares of Class A Common Stock outstanding, 11,500,000 shares of Class A Common Stock are subject to possible redemption.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options(Subtopic 470- 0) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 10,197,129 shares and 10,513,519 shares of Class A common stock in temporary equity on June 28, 2021 and June 30, 2021. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

Management reviewed the Company’s initial application of ASC 480-10-S99-3A to its accounting classification of public shares and determined that the public shares include certain redemption provisions outside of the Company’s control that require the public shares to be presented as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity. As such, the Company is reporting upon restatements to those periods in this Quarterly Report.

In connection with the preparation of this Form 10-Q, and in light of the SEC Statement (as defined herein), we revised our prior position on accounting for our equity position. We have restated our June 28, 2021 audited balance sheet included in the Company’s Current Report on Form 8-K filed on July 2, 2021 and June 30, 2021 Financial Statements on Form 10-Q filed on August 13, 2021 (the “Prior Financials”) to reclassify 11,500,000 shares of Class A common stock in temporary equity.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of temporary equity of its Prior Financials, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC Statement and management’s subsequent re-evaluation of its Prior Financials, the Company determined that there were errors in its accounting for its complex financial instruments. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness. This material weakness resulted in the need to restate the Prior Financials.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for temporary and permanent equity and the restatement of the Prior Financials. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from the Public Offering

The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-256701). The SEC declared the registration statement effective on June 23, 2021. There have been no material changes in the planned use of proceeds from our initial public offering as described in our final prospectus dated June 23, 2021 filed with the SEC and other periodic reports previously filed with the SEC.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

On November 10, 2021, John Burdiga, an independent member of the Company’s board of directors (the “Board”), submitted his resignation from the Board effective immediately. Mr. Burdiga has resigned for personal reasons, and such resignation is not related to any disagreement with the Company, the Board, the Company’s management, or the Company’s operations, policies, or practices. The Company is in the process of identifying an independent director candidate to replace Mr. Burdiga.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN LIGHTS ACQUISITION CORP.

Date: November [15], 2021		/s/ John Darwin
	Name:	John Darwin
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November [15], 2021		/s/ Joshua Mann
	Name:	Joshua Mann
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November [15], 2021		/s/ Chris Fameree
	Name:	Chris Fameree
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

