Form 10-K
period 2021-12-31
Northern Lights Acquisition Corp.
filed 2022-03-25
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-40524

Northern Lights Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-2409612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 East 53rd Street, Suite 3001 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 323-2526

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	NLITU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value per share	NLIT	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	NLITW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s units held by non-affiliates was approximately $116.495 million, based on the number of units held by non-affiliates and the last reported sales price of the registrant’s units as of that date.

As of March 25, 2022, there were 12,028,175 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”), and 2,875,000 of the Company’s Class B Common Stock, $0.0001 par value per share (the “Class B Common Stock”), issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with SHF, LLC d/b/a Safe Harbor Financial, a Colorado limited liability company (“SHF”) or an alternative business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our ability to close the PIPE Financing (as defined below) which is intended to provide the financing to complete our initial business combination;

●	in the event the Business Combination (as defined below) is consummated, our ability to implement business plans, forecasts, and other expectations regarding SHF after the completion of the proposed transactions and optimize SHF’s business;

●	in the event the Business Combination is not consummated, the ability of our officers and directors to generate a number of potential alternative acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our continued liquidity and our ability to continue as a going concern;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on June 21, 2021;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” are to our Class A Common Stock and our Class B Common Stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A Common Stock issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on June 28, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm.

●	“management” or our “management team” are to our officers and directors

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

iii

●	“private placement shares” are to the shares of our common stock included within the private placement units purchased by our sponsor in the private placement;

●	“private placement units” are to the units purchased by our sponsor in the private placement, each private placement unit consisting of one share of Class A Common Stock and one-half of one warrant;

●	“private placement warrants” are to the warrants included within the private placement units purchased by our sponsor in the private placement;

●	“public shares” are to shares of our Class A Common Stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and one public warrant;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

●	“Registration Statement” are to the Registration Statement on Form S-1 (File No. 333-256701), originally filed with the U.S. Securities and Exchange Commission on June 2, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to 5AK, LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $117,300,000 ($10.20 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the public units and the private placement units;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Northern Lights Acquisition Corp.;

iv

PART I

Item 1.	Business.

Overview

We are a newly-organized blank check company incorporated in February 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination at the earliest.

If the Business Combination (as defined below) is not consummated, we may pursue an alternative initial business combination opportunity in any business, industry, sector or geographical location, though we have focused and will focus our search on businesses in the cannabis industry that are compliant with all applicable laws and regulations within the jurisdictions in which they are located or operate and, in particular, we will not invest in, or consummate a business combination with, a target business that we determine has been operating, or whose business plan is to operate, in violation of U.S. federal laws, including the U.S. Controlled Substances Act. We believe the Business Combination meets these criteria.

At December 31, 2021, we had not commenced any operations. All activity through December 31, 2021 relates to our formation, initial public offering, and identifying a target company for our initial business combination.

The Unit Purchase Agreement

On February 11, 2022, we and our sponsor entered into a definitive unit purchase agreement (the “Unit Purchase Agreement”) with SHF, SHF Holding Co., LLC, the sole member of SHF (the “Seller”), and Partner Colorado Credit Union, the sole member of the Seller (“PCCU”). Pursuant to the Unit Purchase Agreement, upon the closing (the “Closing”) of the contemplated transactions (collectively, the “Business Combination”), we will purchase all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of Class A Common Stock with an aggregate value equal to $115,000,000 and (b) $70,000,000 in cash. The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective parties being true and correct subject to the materiality standards contained in the Unit Purchase Agreement; (b) material compliance by the parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Unit Purchase Agreement; (c) the approval by our stockholders of the Business Combination; (d) the approval by the Seller’s manager of the Business Combination; (e) the approval by SHF’s managers of the Business Combination; (f) the absence of any Material Adverse Effect (as defined in the Unit Purchase Agreement) with respect to us or with respect to SHF since the effective date of the Unit Purchase Agreement that is continuing and uncured; (g) us having at least $5,000,001 in tangible net assets upon the Closing; (h) the election of the members of the post-Closing board of directors consistent with the provisions of the Unit Purchase Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (i) the entry into certain ancillary agreements as of the Closing; (j) the lack of any notice or communication from, or position of, the SEC requiring us to amend or supplement the proxy statement on Schedule 14A to be delivered to our stockholders in connection with the approval of the Business Combination and related matters; and (k) the receipt of certain closing deliverables.

Concurrently with entering into the Unit Purchase Agreement, we entered into a securities purchase agreement (a “Securities Purchase Agreement”) with certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to the PIPE Investors, an aggregate of 60,000 shares (the “PIPE Shares”) of our Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”), and warrants to purchase up to a number of shares of Class A Common Stock equal to 50% of shares of the Class A Common Stock issuable upon conversion of the PIPE Shares (the “PIPE Warrants”) for gross proceeds of $60.0 million (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Securities Purchase Agreement provides that it will terminate upon the earlier to occur of (i) termination of the Unit Purchase Agreement and (ii) the mutual written agreement of each of the parties.

The Unit Purchase Agreement, the PIPE Financing, and related agreements thereto are further described in the Form 8-K/A, filed by us on February 16, 2022.

Initial Public Offering

On June 28, 2021 we consummated our initial public offering of 11,500,000 units, including the underwriters’ over-allotment option of an additional 1,500,000 units. Each unit consists of one share of Class A Common Stock of the Company and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $115,000,000.

Simultaneously with the consummation of the initial public offering, we completed the private placement of an aggregate of 528,175 units to our sponsor at a purchase price of $10.00 per private placement unit, generating total gross proceeds of $5,281,750.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by our Co-Chief Executive Officers, John Darwin and Joshua Mann, and our Chief Financial Officer, Chris Fameree, who are well positioned to take advantage of the growing set of acquisition opportunities focused on the cannabis industry and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our stockholders. We will have up to 12 months from the closing of our IPO, or until June 28, 2022, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months, or until December 28, 2023, to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. If our initial business combination is not consummated by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and, if the Business Combination is not consummated, will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Target Size: Consistent with our investment thesis as described above, we plan to target businesses with total enterprise values ranging from $200.0 million to $500.0 million in the cannabis industry.

●	Businesses with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Businesses with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

●	Strong Management. We will seek companies with strong management teams already in place. We will spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly-traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

●	Appropriate Valuations and Upside Potential. We intend to apply rigorous, criteria-based, disciplined, and valuation-centric metrics. We intend to acquire a target on terms that we believe provide significant upside potential while seeking to limit risk to our investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant. In the event that the Business Combination is not consummated and we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the private placement units. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

The structure of the Business Combination is described above under “The Unit Purchase Agreement.” As in the Business Combination, we anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. If the Business Combination is not consummated, We may structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses, and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

If the Business Combination is not consummated, in evaluating prospective business combinations, we will conduct a thorough due diligence review process that may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We may also seek to utilize the expertise of our management team in analyzing cannabis companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event the Business Combination is not consummated and we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Business Combination.

Certain of our officers and directors presently have, and any of them in the future may have, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they, in the exercise of their respective business judgement, deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the initial business combination process we are in. We do not have an employment agreement with any member of our management team.

In the event the Business Combination is not consummated, we believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in the cannabis industry. This network has grown through the activities of our management team having served as directors or officers for numerous publicly-listed and privately-owned companies and experience with acquisitions, divestitures and corporate strategy and implementation.

Status as a Public Company

In the event the Business Combination is not consummated, we believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A Common Stock (or shares of a new holding company) or for a combination of our shares of Class A Common Stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following June 28, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $117,576,032 as of December 31, 2021, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

The structure of the Business Combination is described above under “The Unit Purchase Agreement.” As described above, we intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, the proceeds of the sale of our PIPE Shares and PIPE Warrants in connection with our initial business combination (pursuant to the Securities Purchase Agreements entered into with the PIPE Investors, backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A Common Stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

As described above, we intend to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we have targeted businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and have entered into the Securities Purchase Agreements for the additional financing needed to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination.

Sources of Target Businesses

In the event the Busines Combination is not consummated, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may also be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

In addition, in the even the Business Combination is not consummated, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in the event the Business Combination is not consummated, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We pay Luminous Capital Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event the Business Combination is not consummated and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Business Combination.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination, as was the case with the Business Combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act, as is the case with the Business Combination. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In the event the Business Combination is not consummated, in evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

In the event the Business Combination is not consummated, the time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

Upon consummation of the Business Combination, the prospects of our success will depend entirely on SHF. In the event the Business Combination is not consummated and we complete an alternative initial business combination, for an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. In the event the Business Combination is consummated, it is anticipated that John Darwin, Joshua Mann, and Jonathan Summers will serve as directors of the post-combination company.

Aside from Messrs. Darwin and Mann, we cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

The Business Combination requires the approval of our stockholders under the Unit Purchase Agreement and Nasdaq rules. However, in the event the Business Combination is not consummated, in connection with any alternative proposed business combination, we may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

In the event the Business Combination is not consummated, under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A Common Stock that will be equal to or in excess of 20% of the number of shares of our Class A Common Stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In connection with the Business Combination, or if the Business Combination is not consummated, and we seek stockholder approval of an alternative proposed initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Business Combination or an alternative business combination, in the event Business Combination is not consummated, and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A Common Stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and private placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

In connection with the Business Combination, we will provide our public stockholders with the opportunity to redeem all or a portion of their Class A Common Stock upon the completion of the Business Combination in connection with a stockholder meeting called to approve the Business Combination. In the event the Business Combination is not consummated, in connection with an alternative proposed initial business combination, we will provide our public stockholders with the opportunity to redeem all or a portion of their Class A Common Stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

The Business Combination requires the approval of our stockholders under the Unit Purchase Agreement and Nasdaq rules. We will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination. If the Business Combination is not consummated, and we seek stockholder approval of an alternative initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

The Business Combination requires the approval of our stockholders under the Unit Purchase Agreement and Nasdaq rules and we will complete the Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. If the Business Combination is not consummated and we seek stockholder approval in connection with a proposed alternative initial business combination, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. In either case, a quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If the Business Combination is not consummated and if in connection with an alternative initial business combination a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If the Business Combination is not consummated and upon the public announcement of an alternative initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, in connection with the stockholder approval of the Business Combination, or if the Business Combination is not consummated and we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the Business Combination or an alternative initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Business Combination is not consummated, we may continue to try to complete an initial business combination with a different target by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination) to complete our initial business combination. If we are unable to complete our initial business combination by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination). However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $600,000 held outside the trust account at the initial public offering, although we cannot assure you that there will be sufficient funds for such purpose.

We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of our initial public offering, have not executed agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account ($600,000 as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination)or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In the event the Business Combination is not consummated, in identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We have registered our units, Class A Common Stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, we will be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. In connection with our internal control procedures for the fiscal year ended December 31, 2021, we concluded that we had a material weakness—please see “Risk Factors” for more information on that conclusion.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following June 28, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A Common Stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by nonaffiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond June 28, 2022 raising substantial doubt about the Company’s ability to continue as a going concern;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

In addition to the risk factors described in the Form S-1, our securities are subject to the additional risks described below. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting for our public shares. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 20, 2021. We restated our June 28, 2021 audited balance sheet included in the Company’s Current Report on Form 8-K filed on July 2, 2021 and June 30, 2021 Financial Statements on Form 10-Q filed on August 13, 2021 to reclassify 11,500,000 shares of Class A Common Stock in temporary equity.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could result a material adverse effect on our business. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In addition, we would likely incur additional accounting, legal and other costs in connection with any remediation steps. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 in the future, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

The terms of our proposed PIPE financing to be completed in conjunction with our proposed business combination could have an adverse impact of the trading prices of our Class A common stock.

Concurrently with entering into the Unit Purchase Agreement, the Company entered into Securities Purchase Agreements with the PIPE Investors, pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, the PIPE Shares and the PIPE Warrants. The terms of the PIPE Shares provide for an initial Conversion Price of $10.00 per share of Class A Common Stock, which Conversion Price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the PIPE Shares to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $2.00; provided that, so long as the PIPE Investor continues to hold any PIPE Shares, such PIPE Investor will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of PIPE Shares at the adjusted Conversion Price. In addition, until the date that is the later of (a) the ninetieth (90th) day following the date that is one hundred ninety (190) days following the effective date of a registration statement filed pursuant to that certain registration rights agreement to be entered into by the Company with the PIPE Investors or (b) solely if as of the date that is one hundred ninety (190) days following the effective date of a registration statement filed pursuant to that certain registration rights agreement to be entered into by the Company with the PIPE Investors all the Conversion Shares issuable upon conversion of the Preferred Stock outstanding as of such date (without regard to any limitations on conversion set forth herein) are either not (i) registered pursuant to an effective registration statement filed pursuant to that certain registration rights agreement to be entered into by the Company with the PIPE Investors or (ii) available to be freely resold by the holders of Preferred Stock (to the extent any such holder is not an affiliate of the Company) pursuant to Rule 144 of the Securities Act (as applicable, a “Commencement Date Free Trading Failure”), the ninetieth (90th) day following the date of the Company’s subsequent cure of such Commencement Date Free Trading Failure, the Conversion Price is subject to adjustment for certain issuances of Class A Common Stock at a price per share less than the Conversion Price such that the Conversion Price will be adjusted to equal the price at which the new shares are issued. The Conversion Price is also subject to other customary adjustments for stock dividends, stock splits and similar corporate actions.

The PIPE Warrants will have an exercise price of $11.50 per share of Class A Common Stock to be paid in cash (except if the shares underlying the warrants are not covered by an effective registration statement after the six-month anniversary of the closing date, in which case cashless exercise is permitted), subject to adjustment to a price equal to the greater of (i) 125% of the Conversion Price if at any time there is an adjustment to the Conversion Price and the exercise price after such adjustment is greater than 125% of the Conversion Price as adjusted and (ii) $5.00. The PIPE Warrants are also subject to adjustment for other customary adjustments for stock dividends, stock splits and similar corporate actions. The PIPE Warrants will be exercisable for a period of five years following the Closing. After exercise of a PIPE Warrant, the Company may be required to pay certain penalties if it fails to deliver the Class A Common Stock within a specified period of time.

The effect of the adjustments to the Conversion Price and the exercise price of the PIPE Warrants could have an adverse effect on the market trading price of our Class A common stock.

The grant of registration rights to PCCU and the Seller in connection with the proposed business combination pursuant to the Unit Purchase Agreement, and to the PIPE Investors in connection with the Securities Purchase Agreements, may adversely affect the market price of our Class A common stock.

In connection with the Closing of the proposed business combination contemplated by the Unit Purchase Agreement, we will enter into a registration rights agreement with PCCU and the Seller in which we will agree to file a registration statement to register the resale of the Class A common stock to be issued to the Seller. In addition, we entered into a registration rights agreement with the PIPE Investors, pursuant to which, among other things, we are obligated to file a registration statement to register the resale of the shares of Class A Common Stock issuable upon conversion of the PIPE Shares and the shares of Class A Common Stock issuable upon exercise of the PIPE Warrants. The existence of these shares available for resale pursuant to one or more registration statements could also have an adverse impact on the market prices of our Class A common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 909 Bannock Street, Denver, Colorado 80204, and our telephone number is (510) 323-2526. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “NLITU,” “NLIT,” AND “NLITW,” respectively. Our units commenced public trading on June 24, 2021, and our public shares and public warrants commenced separate public trading on August 18, 2021.

(b)	Holders

On December 31, 2021, there were two holders of record of our units, one holder of record of our shares of Class A Common Stock, and one holder of record of our warrants, not including beneficial holders whose securities are held in street name.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

In June 2021, we consummated our initial public offering of 11,500,000 units, including 1,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of one public share and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $115,000,000.

Simultaneously with the consummation of the initial public offering, we completed the private placement of an aggregate of 528,175 units to our sponsor at a purchase price of $10.00 per private placement unit, generating total gross proceeds of $5,281,750.

A total of $117,300,000 of the proceeds from the initial public offering and the sale of the private placement units, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Northern Lights Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on February 26, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. While our efforts to identify a target business may span many industries and regions worldwide, we focus our search for prospects within the cannabis industry. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Units, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

The Unit Purchase Agreement

On February 11, 2022, we and our sponsor entered into the Unit Purchase Agreement with SHF, the Seller, and PCCU. Pursuant to the Unit Purchase Agreement, upon the Closing of the Business Combination, we will purchase all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of Class A Common Stock with an aggregate value equal to $115,000,000 and (b) $70,000,000 in cash. The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective parties being true and correct subject to the materiality standards contained in the Unit Purchase Agreement; (b) material compliance by the parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Unit Purchase Agreement; (c) the approval by our stockholders of the Business Combination; (d) the approval by the Seller’s manager of the Business Combination; (e) the approval by SHF’s managers of the Business Combination; (f) the absence of any Material Adverse Effect (as defined in the Unit Purchase Agreement) with respect to us or with respect to SHF since the effective date of the Unit Purchase Agreement that is continuing and uncured; (g) us having at least $5,000,001 in tangible net assets upon the Closing; (h) the election of the members of the post-Closing board of directors consistent with the provisions of the Unit Purchase Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (i) the entry into certain ancillary agreements as of the Closing; (j) the lack of any notice or communication from, or position of, the SEC requiring us to amend or supplement the proxy statement on Schedule 14A to be delivered to our stockholders in connection with the approval of the Business Combination and related matters; and (k) the receipt of certain closing deliverables.

Concurrently with entering into the Unit Purchase Agreement, we entered into a Securities Purchase Agreement with the PIPE Investors, pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to the PIPE Investors, an aggregate of 60,000 shares of our Series A Convertible Preferred Stock and warrants to purchase up to a number of shares of Class A Common Stock equal to 50% of shares of the Class A Common Stock issuable upon conversion of the PIPE Shares for gross proceeds of $60.0 million (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Securities Purchase Agreement provides that it will terminate upon the earlier to occur of (i) termination of the Unit Purchase Agreement and (ii) the mutual written agreement of each of the parties.

The Unit Purchase Agreement, the PIPE Financing, and related agreements thereto are further described in the Form 8-K/A, filed by us on February 16, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 26, 2021 (inception) through December 31, 2021, we had a net income of $1,245,158, which consists of change in fair value of warrant liability of $2,204,598, realized gain from marketable securities held in Trust Account of $21,508, offset with offering costs allocated to warrants of $261,838, other operation costs of $550,343 and franchise tax expense of $168,767.

Liquidity and Capital Resources

On June 28, 2021, we consummated our Initial Public Offering of 11,500,000 Units at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the consummation of the initial public offering, we completed the private placement of an aggregate of 528,175 units to our sponsor at a purchase price of $10.00 per private placement unit, generating total gross proceeds of $5,281,750.

For the period from February 26, 2021 (inception) through December 31, 2021, cash used in operating activities was $548,550.

As of December 31, 2021, we had investments of $117,321,508 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2021, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $254,523 outside of the Trust Accounts and a working capital deficit of $38,537. We intend to use the funds held outside the Trust Accounts primarily to complete our initial Business Combination.

We have up to 12 months from the closing of our IPO, or until June 28, 2022, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months, or until December 28, 2023, to complete a business combination), subject to the sponsor depositing additional $1,150,000 into the trust account for each three month extensions at a total payment of $2,300,000, providing a total Business Combination period of 18 months. If our initial business combination is not consummated by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender.

Moreover, we will need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we have entered into the Securities Purchase Agreements for the additional financing in connection with such Business Combination. Subject to compliance with applicable securities laws, we expect to complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Accounts. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. .

The Company intends to complete the proposed Business Combination before June 28, 2022 and we believe we have sufficient arrangements with our vendors to continue to operate until we complete our initial Business Combination. However, there can be no assurance that the Company will be able to consummate the Business Combination by then. In the event that we are unable to consummate the Business Combination before June 28, 2022 we anticipate identifying and accessing additional capital resources in order to extend the Business Combination period up to 18 months. However, there can be no assurance that the Company will have access to sufficient capital to extend the deadline to consummate the Business Combination. As a result, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond June 28, 2022. Management has determined that given the liquidity condition of the Company, should a Business Combination not occur by June 28, 2022, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on June 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. From inception to December 31, 2021, we have incurred $60,000 in fees under this agreement.

The underwriters are entitled to a deferred fee of $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Accounts solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Net Income Per Share of Common Stock

Net income per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, there were 12,085,175 shares of Class A Common Stock outstanding and 11,500,000 shares of Class A Common Stock were subject to possible redemption.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity. As such, the Company reported restatements to those periods in the fiscal quarter ending September 30, 2021.

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2021, and in light of the SEC Statement (as defined herein), we revised our prior position on accounting for our equity position. We restated our June 28, 2021 audited balance sheet included in the Company’s Current Report on Form 8-K filed on July 2, 2021 and June 30, 2021 Financial Statements on Form 10-Q filed on August 13, 2021 (the “Prior Financials”) to reclassify 11,500,000 shares of Class A Common Stock in temporary equity.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers, to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that, solely due to the Company’s restatement of temporary equity of its Prior Financials, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Co-Chief Executive Officers and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for temporary and permanent equity and the restatement of the Prior Financials. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly formed public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
John Darwin	32	Co-Chief Executive Officer
Joshua Mann	34	Co-Chief Executive Officer
Chris Fameree	40	Chief Financial Officer
Jonathan Summers	50	Director
Peter Torres	60	Director

The experience of our directors and executive officers is as follows:

John Darwin, Co-Chief Executive Officer, is a co-founder and Managing Partner of Luminous Capital Inc., where he identifies engagements, guides debt and equity investment strategy, and manages operations of private and public portfolio companies. Previously, Mr. Darwin was co-founder and President of OCG, Inc. (ONE Cannabis), a United States-based cannabis dispensary franchisor. While at OCG, Inc., Mr. Darwin grew the franchise business from inception to operations across multiple states and negotiated a sale to Item 9 Labs Corp. (OTCQX: INLB), a publicly traded cannabis company, where he maintains the title of VP of Corporate Development. Mr. Darwin has over six years of vertically integrated cannabis operational and venture capital experience, with experience managing large scale cultivation, vertically integrated operations, and multi-national brand strategies. Prior to the cannabis industry, Mr. Darwin held various roles in private equity and corporate finance and has a decade of professional and transaction experience. Mr. Darwin received his BBA in Finance from Southern Methodist University Cox School of Business.

Joshua Mann, Co-Chief Executive Officer, is a co-founder and a Managing Partner of Luminous Capital Inc., where he helps guide the firm’s public company engagements, equity financing relationships, and cross border portfolio operations. Previously, Mr. Mann served as interim CEO of INDVR Brands (CSE: IDVR), a Colorado-based, Canada-listed company focused on the creation and distribution of unique and high-growth brands in the legal United States cannabis market. Mr. Mann led the restructuring of INDVR Brands and negotiated multi-state transactions, management overhaul, and streamlined operations for future expansion. Mr. Mann has over five years of cannabis brand and Canadian operational experience and over 13 years of structured finance and investment banking experience, with prior experience at Wildhorse Capital Partners and Stifel Nicolaus Weisel. Mr. Mann has assisted cannabis companies in structuring multiple reverse takeovers, go-public transactions, and raising over $70.0 million in capital. Mr. Mann received his BA in Economics from the University of Calgary.

Chris Fameree, Chief Financial Officer, is the Managing Director of Diligence Solutions Group, a comprehensive due diligence and quality of earnings firm. Previously, Mr. Fameree served as a Senior Manager in the Transaction Advisory Services Group and Audit Group of a large regional CPA firm. During this time, Mr. Fameree participated in numerous business combinations and due diligence assignments. These transactions ranged from $10.0 million to over $100.0 million in value. Mr. Fameree also worked at PricewaterhouseCoopers, where he served lead roles on engagements from international Fortune 500 companies to closely held private manufacturers. Mr. Fameree has over 15 years of combined public accounting and industry experience and has led and participated in numerous engagements, including due diligence engagements, financial statement audits, and other advisory projects. Mr. Fameree received his BBA in Accounting from the University of Wisconsin and is a licensed Certified Public Accountant in North Carolina and Wisconsin.

Jonathan Summers, Independent Director, brings over 25 years of international business experience. He is a former Managing Director at Goldman Sachs, mainly in Europe, having spent 15 years at Goldman Sachs from 1996 to 2011. He was Founding Partner and the Head of Business Development for Everett Capital Advisors, a $700.0 million London-based investment fund, and Founding Principal and Head of Business Development, for Myriad Asset Management, a $5.0 billion Hong Kong-based multi-strategy asset management firm. An active private investor, Mr. Summers is currently the chairman of EXMceuticals Inc., a Canadian-listed medical cannabis company, as well as on the advisory board for Mocha Holdings LLC. Mr. Summers holds a Master in Modern History (1st class) from Oxford University.

Peter Torres, Independent Director, brings over 20 years of entrepreneur and investor experience. This includes founding Rex Internet, an ISP provider to the United States hospitality industry which was sold. Mr. Torres then founded Mills Motors, a web based operation that functioned as a virtual global wholesale vehicle brokerage platform with 200 United States points of pickup, pay and storage in the United States, which he sold. For the past three years, Mr. Torres has invested in technology-based companies focused on DLT and blockchain. Mr. Torres’ Silicon Valley experience, angel investing, and technology focused background bring strategic insights and operational experience. Mr. Torres received his MBA from the American Graduate School of International Management in Arizona.

Number and Terms of Office of Officers and Directors

We have four directors and one vacant director seat; John Burdiga, one of our independent directors, resigned on November 10, 2021. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consisted of Mr. Burdiga prior to his resignation, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Summers and Torres, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Darwin and Mann, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Co-Chief Executive Officers, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of the board of directors. Jonathan Summers and Peter Torres serve as members of our audit committee, and Mr. Summers chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Summers and Torres meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. As noted above, John Burdiga, one of our independent directors, resigned on November 10, 2021, leaving a vacancy on the audit committee. Pursuant to applicable Nasdaq listing standards, we are afforded a grace period to fill the vacancy resulting from Mr. Burdiga’s resignation, which grace period is still in effect. In connection with the Business Combination, we are in the process of identifying additional independent directors to fill the vacancy caused by Mr. Burdiga’s resignation.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Summers qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Jonathan Summers and Peter Torres serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Summers and Torres are independent, and Mr. Torres chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ compensation, if any is paid by us, evaluating our Co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to Luminous Capital Inc., an affiliate of our sponsor, of $10,000 per month, for up to 18 months, for the office space, utilities, and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. Other than the payment to an affiliate of our sponsor of $10,000 per month described elsewhere in this Report, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers, or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,903,175 shares of our common stock, consisting of (i) 12,028,175 shares of our Class A Common Stock, and (ii) 2,875,000 shares of our Class B Common Stock, issued and outstanding as of November 15, 2021. On all matters to be voted upon, holders of the shares of Class A Common Stock and shares of Class B Common Stock vote together as a single class. Currently, all of the shares of Class B Common Stock are convertible into Class A Common Stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
5AK, LLC(1)(2)	528,175	4.4%	2,835,000	98.95%	19.0%
John Darwin(1)(2)	528,175	4.4	2,835,000	98.95	19.0
Joshua Mann(1)(2)	528,175	4.4	2,835,000	98.95	19.0
Chris Fameree(1)(3)	—	*	10,000	*	*
Jonathan Summers(1)	—	*	10,000	*	*
Peter Torres(1)	—	*	10,000	*	*
All executive officers and directors as a group (six individuals)	528,175	4.4%	2,865,000	100.0%	22.8%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Northern Lights Acquisition Corp., 909 Bannock Street, Denver, Colorado 80204.
(2)	5AK, LLC, our sponsor, is the record holder of the securities reported herein. John Darwin and Joshua Mann, our Co-Chief Executive Officers, are each a control person of the member and manager of our sponsor, Luminous Capital Inc. By virtue of this relationship, Messrs. Darwin and Mann may be deemed to share beneficial ownership of the securities held of record by our sponsor. Messrs. Darwin and Mann each disclaims any such beneficial ownership except to the extent of his respective pecuniary interest. The business address of each of these entities and individuals is 909 Bannock Street, Denver, Colorado 80204.
(3)	Does not include an additional 90,000 shares of Class B Common Stock to be issued to Mr. Fameree following the closing of the Business Combination.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On March 19, 2021, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On March 24, 2021, our sponsor transferred 10,000 shares to our Chief Financial Officer, and 10,000 shares to each of our three independent directors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering (excluding the placement units and underlying securities). The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the aggregate number of founder shares issued. Up to 375,000 founder shares held by our sponsor are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares (including the Class A Common Stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of our initial public offering on June 28, 2021, our sponsor purchased an aggregate of 528,175 placement units at a price of $10.00 per unit, for an aggregate purchase price of $5,281,750. Each placement unit consists of one share of Class A Common Stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at a price of $11.50 per share. The proceeds from the private placement units were added to the proceeds from our initial public offering held in the trust account. If we do not complete an initial business combination by June 28, 2022 (or until December 28, 2023 if we extend the period of time to consummate a business combination), the proceeds from the sale of the private placement units will be used to fund the redemption of the public shares (subject to the requirements of applicable law), and the private placement units and all underlying securities will expire worthless.

Commencing on June 25, 2021, we pay Luminous Capital Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. From inception to December 31, 2021, we have incurred $60,000 in fees under this agreement. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, or directors or any affiliate of our sponsor, officers, or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors, or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On February 26, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. At December 31, 2021, there was no outstanding balance under the Promissory Note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the private placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2021, there were no amounts outstanding under the any such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, private placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement entered into in connection with our initial public offering. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have filed a copy of our code of ethics with the SEC and a copy is available on our website. You are able to review our code of ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have filed a copy of our audit committee charter with the SEC and a copy is available on our website. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers, or directors, or our or their affiliates, none of which will be made from the proceeds of our Initial Public Offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to Luminous Capital Inc. of $10,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the private placement units.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Summers and Torres are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. As noted above, John Burdiga, one of our independent directors, resigned on November 10, 2021, leaving a vacancy on the board of directors and causing the board of directors to no longer be majority independent. Pursuant to applicable Nasdaq listing standards, we are afforded a grace period to fill the vacancy resulting from Mr. Burdiga’s resignation, which grace period is still in effect. In connection with the Business Combination, we are in the process of identifying additional independent directors to fill the vacancy caused by Mr. Burdiga’s resignation.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. For the period from February 26, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $92,700, for the services Marcum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from February 26, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from February 26, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from February 26, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Northern Lights Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Northern Lights Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 26, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 26, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Hartford, CT
March 25, 2022

NORTHERN LIGHTS ACQUISITION CORP.

BALANCE SHEET

December 31,
2021
ASSETS
Current Assets
Cash	$254,523
Prepaid expense	7,499
Prepaid insurance-current portion	175,000
Total current assets	437,022

Noncurrent Assets
Prepaid insurance-noncurrent portion	87,500
Investments held in Trust Account	117,321,508
Total assets	$117,846,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	306,792
Franchise tax payable	168,767
Total current liabilities	475,559

Noncurrent liabilities
Warrant liabilities	2,826,876
Deferred underwriter fee payable	4,025,000
Total liabilities	7,327,435

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 11,500,000 shares at redemption value of $10.20	117,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 528,175 issued and outstanding, excluding 11,500,000 shares subject to redemption	53
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 issued and outstanding	288

Accumulated deficit	(6,781,746)
Total stockholders’ deficit	(6,781,405)
Total liabilities and stockholders’ deficit	$117,846,030

The accompanying notes are an integral part of the financial statements

NORTHERN LIGHTS ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from February 26, 2021 (inception) through December 31, 2021

Formation and operating costs	$550,343
Franchise tax expenses	168,767
Loss from operation costs	(719,110)
Other income and expense:
Change in fair value of warrant liabilities	2,204,598
Offering costs allocated to warrants	(261,838)
Realized gain from marketable securities held in Trust Account	21,508
Net income	$1,245,158

Weighted average shares outstanding of Class A common stock subject to redemption	6,944,805
Basic and diluted net income per common stock subject to redemption	$0.12
Weighted average shares outstanding Class A and Class B non-redeemable common stock	3,193,963
Basic and diluted net income per common stock not subject to redemption	$0.12

The accompanying notes are an integral part of the financial statements

NORTHERN LIGHTS ACQUISITION CORP.

STATEMENT OF CHANGES STOCKHOLDER’S DEFICITS

For the period from February 26, 2021 (inception) through December 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulative	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance — February 26, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	2,875,000	288	24,712	—	25,000

Sale of non-redeemable private placement units to sponsor	528,175	53	—	—	5,281,697	—	5,281,750
Redemption of Class A common stock subject to possible redemption	—	—	—	—	(5,306,409)	(8,026,904)	(13,333,313)
Net income	—	—	—	—	—	1,245,158	1,245,158
Balance – December 31, 2021	528,175	$53	2,875,000	$288	$—	$(6,781,746)	$(6,781,405)

The accompanying notes are an integral part of the financial statements

NORTHERN LIGHTS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the
Period from
February 26, 2021 (inception)
Through
December 31, 2021
Cash flows from operating activities:
Net loss	$1,245,158
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain from securities held in Trust Account	(21,508)
Change in fair value of warrant liability	(2,204,598)
Offering costs allocated to warrants	261,838
Changes in operating assets and liabilities:
Prepaid insurance	(262,500)
Prepaid expenses	(7,499)
Accrued expense	271,792
Franchise tax payable	168,767
Net cash used in operating activities	(548,550)

Cash flows from investing activities:
Investment of cash in Trust Account	(117,300,000)
Net cash used in investing activities	(117,300,000)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	113,275,000
Proceeds from sale of Private units	5,281,750
Proceeds from related party promissory note	92,737
Payment of related party promissory note	(92,737)
Payment of offering costs	(478,677)
Net cash provided by financing activities	118,103,073

Net change in cash	254,523
Cash at beginning of period	-
Cash at end of period	$254,523

Non-cash investing and financing activities:
Deferred underwriting fee payable	$4,025,000
Initial classification of warrant liabilities	$5,031,474
Offering costs charged to additional paid-in capital included in accrued expense	$35,000

The accompanying notes are an integral part of the financial statements

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2021, the Company had not yet commenced any operations. All activity from inception through December 31, 2021 relates to the Company’s formation and the initial public Offering (as defined below), and, since the closing of the initial public offering, a search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on June 28, 2021, an amount of $117,300,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs of the Initial Public Offering amounted to $6,263,677, of which $1,725,000 was for underwriting fees paid at the time of the IPO, $4,025,000 was for deferred underwriting commissions, and $513,677 was for other offering costs.

Following the closing of the Initial Public Offering $938,853 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2021, we have available to us $254,523 of cash on our balance sheet and a working capital deficit of $38,537.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company will provide its Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. These Common Stock are recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor has agreed (a) to vote its Class B Common Stock, the Common Stock included in the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Proposed Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Class B Common Stock) and Private Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to stockholders’ rights of pre-Business Combination activity and (d) that the Class B Common Stock and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Proposed Offering if the Company fails to complete its Business Combination.

The Company will have up to 12 months from the closing of our IPO, or until June 28, 2022, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months, or until December 28, 2023 (“the Combination Period”), to complete a business combination), subject to the sponsor depositing additional funds into the trust account. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of December 31, 2021, the Company had $254,523 in cash and a working capital deficit of $38,537. As described above, on June 28, 2021 the Company closed its IPO of 11,500,000 Units at $10.00 per Unit, generating gross proceeds of $115.0 million, and also consummated the Private Placement of 528,175 Private Placement units to the Sponsor at a purchase price of $10.00 per Private Placement unit, generating gross proceeds of $5,281,750.

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

The Company intends to complete its initial Business Combination before June 28,2022 and we believe we have sufficient arrangements with our vendors to continue to operate until we complete our initial Business Combination. However, there can be no assurance that the Company will be able to consummate the Business Combination by then. In the event that we are unable to consummate the Business Combination before June 28, 2022 we anticipate identifying and accessing additional capital resources in order to extend the Business Combination period up to 18 months. However, there can be no assurance that the Company will have access to sufficient capital to extend the deadline to consummate the Business Combination. As a result, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond June 28, 2022. Management has determined that given the liquidity condition of the Company, should a Business Combination not occur by June 28, 2022, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. the Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 28, 2022.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $254,523 in cash and no cash equivalents as of December 31, 2021.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $117,300,000 ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended (the “Investment Company Act”), which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The Company is considered an exempted State of Delaware company and is presently not subject to income taxes or income tax filing requirements in the State of Delaware or the United States. As such, the Company’s tax provision is zero for the period presented.

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

On December 31, 2021, there are 528,175 shares of Class A Common Stock in Private Placement Unit (Note 5) outstanding. 11,500,000 shares of Class A Common Stock are subject to possible redemption.

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

As of December 31, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

As of December 31, 2021
Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(5,031,474)
Proceeds allocated to shares not subject to redemption	(59)
Issuance costs related to Class A common stock	(6,263,677)
Plus:
Accretion of carrying value to redemption value	13,595,210
Class A common stock subject to possible redemption	117,300,000

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income per common share:

For the Period from February 26, 2021 (inception)
Through December 31, 2021
Redeemable Class A common stock subject to possible redemption
Numerator: earnings allocable to redeemable Class A common stock subject to possible redemption	$852,903

Denominator: weighted average number of redeemable Class A common stock	6,944,805
Basic and diluted net income per redeemable Class A common stock	$0.12

Non-redeemable Class A and Class B common stock
Numerator: net income allocable to non-redeemable Class A and Class B common stock	$392,255

Denominator: weighted average number of non-redeemable Class A and Class B common stock
Non-redeemable Class A private placement and Class B common shares, basic and diluted	3,193,963
Basic and diluted net income per non-redeemable Class A and Class B common stock	$0.12

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 3 —Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit on June 28, 2021. Each Unit consists of one share of the Company’s Class A Common Stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per whole share (see Note 7).

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Promissory Note — Related Party

On February 26, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. On July 7, 2021, the Company paid off the promissory note in full. At December 31, 2021, there is no outstanding balance under the Promissory Note. From inception to December 31, 2021, we borrowed and repaid $92,737 pursuant to the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The Units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. To date and as of December 31, 2021, the Company has no working capital loans outstanding.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

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

Administrative Support Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Luminous Capital Inc., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. Through December 31, 2021, $60,000 support fees were incurred and are included in formation and operating costs in the accompanying statement of operations.

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

Underwriting Agreement

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Warrant Liability

At December 31, 2021 the Company has 5,750,000 Public Warrants and the 264,088 Private Placement Warrants, respectively, outstanding.

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

The Company will not be obligated to deliver any shares of Class A Common Stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A Common Stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A Common Stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

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

NOTES TO FINANCIAL STATEMENTS

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. At December 31, 2021, there were 528,175 shares of Class A Common Stock issued or outstanding, excluding 11,500,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 24, 2021, the Sponsor transferred 10,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s three independent directors. At December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$117,321,508	$—	$—

Warrant Liabilities:
Public Warrants	$2,701,925	$—	$—
Private Placement Warrants	$—	$—	$124,951

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. In 2021, the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurements, after they split from the units and started trading.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

At December 31, 2021, assets held in the Trust Account were comprised of $508 in cash and $117,321,000 in a mutual fund invested in U.S. Treasury Securities.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements (Continued)

The Company recognized $5,031,474 for the derivative warrant liabilities upon their issuance on June 28, 2021. The Sponsor paid an aggregate of $5,281,750 for Private Placement Warrants with an initial aggregate fair value of $224,474. The excess purchase price over the initial fair value on the private placement closing date is recognized as a capital contribution from the Sponsor.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 28, 2021	December 31, 2021
	(Public and Private Warrant)	(Private Warrant)
Exercise price	$11.50	$11.50
Share price	$10.00	$10.07
Expected term (years)	5.86	5.28
Probability of Acquisition	90.0%	90.0%
Volatility	14.7%	8.3%
Risk-free rate	1.04%	1.28%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from June 28, 2021 (Initial Public Offering) through December 31, 2021 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of June 28, 2021 (Initial Public Offering)	$224,474	$4,807,000	$5,031,474
Change in valuation inputs or other assumptions (1)(2)	(99,523)	(2,105,075)	(2,204,598)
Fair value as of December 31, 2021	$124,951	2,701,925	2,826,876

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

Note 10 – Income Taxes

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

For the period from February 26, 2021 to December 31, 2021
Deferred Tax Assets:
Net operating loss carryforwards	$87,611
Transaction costs	42,000
Start-up costs	16,885
Total deferred tax assets	146,496
Valuation allowance	(146,496)
Deferred tax asset, net of valuation allowance	$-

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The income tax provision (benefit) consists of the following:

For the period from February 26, 2021 to December 31, 2021
Federal:
Current	$-
Deferred	(146,496)

State and local:
Current	-
Deferred	-
(146,496)
Change in valuation allowance	146,496
Income tax provision (benefit)	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. After consideration of all information available, management believes that significant uncertainty exists with the respect to the realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 26, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $146,496.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

For the period from February 26, 2021 to December 31, 2021
Tax benefit at federal statutory rate	21.0%
Increase (decrease) in tax provision resulting from:
Warrants – fair market value change	(37.2)
Warrants – formation costs	4.4
Change in valuation allowance	11.8
Effective income tax rate	0.0%

At December 31, 2021, we had $417,198 of U.S. net operating loss carryforwards available to offset future taxable income. These net operating losses do not expire.

There were no unrecognized tax benefits related to uncertain tax positions at December 31, 2021.

As a result of our operations, we file income tax returns in the US federal jurisdiction and in New York state and are subject to examination by the various taxing authorities, since exception.

Note 11 – Subsequent Event

On February 11, 2022, the Company and the Sponsor entered into a definitive unit purchase agreement (the “Unit Purchase Agreement”) with SHF, LLC d/b/a Safe Harbor Financial (“SHF”), SHF Holding Co., LLC, the sole member of SHF (the “Seller”), and Partner Colorado Credit Union, the sole member of the Seller (“PCCU”). Pursuant to the Unit Purchase Agreement, upon the closing (the “Closing”) of the contemplated transactions (collectively, the “Business Combination”), the Company will purchase all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of Class A Common Stock with an aggregate value equal to $115,000,000 and (b) $70,000,000 in cash. The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective parties being true and correct subject to the materiality standards contained in the Unit Purchase Agreement; (b) material compliance by the parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Unit Purchase Agreement; (c) the approval by the Company’s stockholders of the Business Combination; (d) the approval by the Seller’s manager of the Business Combination; (e) the approval by SHF’s managers of the Business Combination; (f) the absence of any Material Adverse Effect (as defined in the Unit Purchase Agreement) with respect to the Company or with respect to SHF since the effective date of the Unit Purchase Agreement that is continuing and uncured; (g) the Company having at least $5,000,001 in tangible net assets upon the Closing; (h) the election of the members of the post-Closing board of directors consistent with the provisions of the Unit Purchase Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (i) the entry into certain ancillary agreements as of the Closing; (j) the lack of any notice or communication from, or position of, the SEC requiring the Company to amend or supplement the proxy statement on Schedule 14A to be delivered to its stockholders in connection with the approval of the Business Combination and related matters; and (k) the receipt of certain closing deliverables.

Concurrently with entering into the Unit Purchase Agreement, the Company entered into a securities purchase agreement (a “Securities Purchase Agreement”) with certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, an aggregate of 60,000 shares (the “PIPE Shares”) of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”), and warrants to purchase up to a number of shares of Class A Common Stock equal to 50% of shares of the Class A Common Stock issuable upon conversion of the PIPE Shares (the “PIPE Warrants”) for gross proceeds of $60.0 million (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Securities Purchase Agreement provides that it will terminate upon the earlier to occur of (i) termination of the Unit Purchase Agreement and (ii) the mutual written agreement of each of the parties.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, other than the events included in the above notes, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 16.	Form 10-K Summary

Not applicable.

39

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 23, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
2.1	Unit Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2022).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
3.2	Form of Certificate of Designation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on February 16, 2022).
3.3	By Laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
4.4	Warrant Agreement, dated June 23, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 16, 2022)
4.6*	Description of Registered Securities
10.1	Letter Agreement, dated June 23, 2021, among the Company, its officers and directors and 5AK, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.2	Promissory Note, dated February 26, 2021, issued to 5AK, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
10.3	Investment Management Trust Agreement, dated June 23, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.4	Registration Rights Agreement, dated June 23, 2021, by and among the Company and certain securityholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.5	Placement Unit Purchase Agreement, dated June 23, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.6	Administrative Support Agreement, dated June 24, 2021, by and between the Company and Luminous Capital Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
10.8	Securities Subscription Agreement, dated March 19, 2021, by and between the Company and 5AK, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
10.9	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2022)
10.10	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on February 16, 2022)
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.3**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2022	Northern Lights Acquisition Corp.

	By:	/s/ John Darwin
	Name:	John Darwin
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ John Darwin	Co-Chief Executive Officer and Director	March 25, 2022
John Darwin	(Principal Executive Officer)

/s/ Joshua Mann	Co-Chief Executive Officer and Director	March 25, 2022
Joshua Mann	(Principal Executive Officer)

/s/ Chris Fameree	Chief Financial Officer	March 25, 2022
Chris Fameree	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Torres	Director	March 25, 2022
Peter Torres

/s/ Jonathan Summers	Director	March 25, 2022
Jonathan Summers

41