Form 10-Q
period 2022-03-31
Northern Lights Acquisition Corp.
filed 2022-05-16
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 12,028,175 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

NORTHERN LIGHTS ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Condensed Balance Sheet as of March 31, 2022 and December 31, 2021 (Unaudited)	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 26, 2021 (Inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 26, 2021 (Inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 26, 2021 (Inception) through March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$47,885	$254,523
Prepaid expense	48,750	7,499
Prepaid insurance	175,000	175,000
Total current assets	271,635	437,022

Noncurrent assets
Prepaid insurance – noncurrent portion	43,750	87,500
Deferred offering costs	106,903	-
Investments held in Trust Account	117,322,625	117,321,508
Total assets	$117,744,913	$117,846,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	874,346	306,792
Franchise tax payable	218,767	168,767
Total current liabilities	1,093,113	475,559

Warrant liabilities	1,323,657	2,826,876
Deferred underwriter fee payable	4,025,000	4,025,000
Total liabilities	6,441,770	7,327,435

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption; 11,500,000 shares at redemption value of $10.20	117,300,000	117,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.0001 par value; 125,000,000 shares authorized; 528,175 issued and outstanding, excluding 11,500,000 shares subject to redemption	53	53
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 issued and outstanding	288	288
Accumulated deficit	(5,997,198)	(6,781,746)
Total stockholders’ deficit	(5,996,857)	(6,781,405)
Total liabilities and stockholders’ deficit	$117,744,913	$117,846,030

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period from
		February 26, 2021
	Three Months	(Inception)
	Ended	Through
	March 31, 2022	March 31, 2021
Formation and operating costs	$669,788	$795
Franchise tax expenses	50,000	-
Loss from operations	(719,788)	(795)

Other income and expense:
Unrealized gain from marketable securities held in Trust Account	1,117	-
Change in fair value of warrant liabilities	1,503,219	-
Net income (loss)	$784,548	$(795)

Weighted average shares outstanding of Class A Common Stock subject to redemption	11,500,000	-
Basic and diluted net income per common stock subject to redemption	$0.05	$-
Weighted average shares outstanding of Class A and Class B non-redeemable common stock (1)	3,403,175	2,500,000
Basic and diluted net income per common stock not subject to redemption	$0.05	$-

(1)	For the period from February 26, 2021 through March 31, 2021, excludes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriter’s over allotment was not exercised in full or in part. The over-allotment was exercised in full.

The accompanying notes are an integral part of these condensed unaudited financial statements.

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	528,175	$53	2,875,000	$288	$-	$(6,781,746)	$(6,781,405)
Net income	-	-	-	-	-	784,548	784,548
Balance – March 31, 2022	528,175	$53	2,875,000	$288	$-	$(5,997,198)	$(5,996,857)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	(Deficit)
Balance - February 26, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Common stock to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(795)	(795)
Balance – March 31, 2021	-	$-	2,875,000	$288	$24,712	$(795)	$24,205

(1)	Includes an aggregate of 375,000 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part. The over-allotment was exercised in full.

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2022	For the Period from February 26, 2021 (Inception) through March 31, 2021
Cash flow from operating activities:
Net income (loss)	$784,548	$(795)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain from securities held in Trust Account	(1,117)	-
Change in fair value of warrant liabilities	(1,503,219)	-
Changes in operating assets and liabilities:
Prepaid insurance	43,750	-
Prepaid expense	(41,251)	-
Franchise tax payable	50,000	-
Accrued expense	485,651	795
Net cash used in operating activities	(181,638)	-

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Payment of offering costs	(25,000)	-
Net cash (used in) provided by financing activities	(25,000)	25,000

Net change in cash	(206,638)	25,000
Cash at the beginning of the period	254,523	-
Cash at the end of the period	$47,885	$25,000

Supplemental disclosure of non-cash financing activities:
Accrued deferred offering costs	$81,903	$77,164

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period February 26, 2021 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, the Company has entered into a unit purchase agreement and a securities purchase agreement (as described below), and continued a search for a Business Combination candidate. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 23, 2021. On June 28, 2021, the Company consummated the Initial Public Offering of 11,500,000 units (“Units” and, with respect to the shares of Class A Common Stock included in the Units offered, the “Public Shares”), generating gross proceeds of $115,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 528,175 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to the Sponsor, generating gross proceeds of $5,281,750, which is described in Note 4.

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

Following the closing of the Initial Public Offering $938,853 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2022, we have available to us $47,885 of cash on our balance sheet and working capital deficit of $821,478.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

On February 11, 2022, the Company and 5AK, LLC (our “Sponsor”) entered into a definitive unit purchase agreement (the “Unit Purchase Agreement”) with SHF, LLC d/b/a Safe Harbor Financial, a Colorado limited liability company (“SHF”), SHF Holding Co., LLC, the sole member of SHF (the “Seller”), and Partner Colorado Credit Union, the sole member of the Seller (“PCCU”). Pursuant to the Unit Purchase Agreement, upon the closing (the “Closing”) of the Business Combination, we will purchase all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of Class A Common Stock with an aggregate value equal to $115,000,000 and (b) $70,000,000 in cash.

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

In connection with the proposed Business Combination with SHF, the Company will provide its public stockholders with the opportunity to redeem all or a portion of their Class A Common Stock upon the completion of such Business Combination in connection with a stockholder meeting called to approve such Business Combination. In the event the proposed Business Combination with SHF is not consummated, in connection with an alternative proposed initial business combination, the Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

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

Liquidity

As of March 31, 2022, the Company had $47,885 in cash and a working capital deficit of $821,478. As described above, on June 28, 2021 the Company closed its IPO of 11,500,000 Units at $10.00 per Unit, generating gross proceeds of $115.0 million, and also consummated the Private Placement of 528,175 Private Placement units to the Sponsor at a purchase price of $10.00 per Private Placement unit, generating gross proceeds of $5,281,750.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Deferred offering costs

Deferred offering costs consist of costs incurred in connection with preparation for the PIPE Financing to be executed in conjunction with the Business Combination. These costs, together with the underwriting discounts and commissions, will be allocated among the freestanding financial instruments that are included in the PIPE Financing. As of March 31, 2022, the Company had deferred offering costs of $106,903 and accrued offering costs of $81,903 which are included in accrued expenses on the accompanying condensed balance sheet. There were no deferred offering costs or accrued offering costs at December 31, 2021.

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, including the proposed Business Combination with SHF, or the operations of a target business with which the Company ultimately consummates a Business Combination, including SHF, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of the balance sheets in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $47,885 and $254,523, respectively, in cash and no cash equivalents as of March 31, 2022 and December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2022 and for the period from February 26, 2021 (inception) through March 31, 2021.

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

On March 31, 2022 and December 31, 2021, there were 528,175 shares of Class A Common Stock issued and outstanding that were issued as component securities of the Private Placement Units (Note 4). 11,500,000 shares of Class A Common Stock are subject to possible redemption.

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

As of March 31, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(5,031,474)
Proceeds allocated to shares not subject to redemption	(59)
Issuance costs related to Class A Common Stock	(6,263,677)
Plus:
Accretion of carrying value to redemption value	13,595,210
Class A Common Stock subject to possible redemption	$117,300,000

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

Net Income (Loss) Per Share

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

The following table reflects the calculation of basic and diluted net income per common share:

	For the Three Months	For the Period from February 26, 2021 (inception)
	Ended March 31, 2022	Through March 31, 2021
Redeemable Class A Common Stock subject to possible redemption
Numerator: earnings allocable to redeemable Class A Common Stock subject to possible redemption	$605,395	$-

Denominator: weighted average number of redeemable Class A Common Stock	11,500,000	-
Basic and diluted net income per redeemable Class A Common Stock	$0.05	$-

Non-redeemable Class A and Class B common stock
Numerator: net income (loss) allocable to non-redeemable Class A and Class B common stock	$179,153	$(795)

Denominator: weighted average number of non-redeemable Class A and Class B common stock	3,403,175	2,500,000
Basic and diluted net income per non-redeemable Class A and Class B common stock	$0.05	$-

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2 — Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470- 0) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Note 5 — Related Party Transactions

Founder Shares

On March 19, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On March 24, 2021, the Sponsor transferred 10,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s three independent directors. Effective January 18, 2022, the Sponsor granted an additional 90,000 shares of Class B common stock to Mr. Fameree. The shares will only be issued to Mr. Fameree following the consummation of a Business Combination. The Founder Shares which the Sponsor and its permitted transferees will collectively own, on an as-converted basis, represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5— Related Party Transactions (Continued)

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

If the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest-bearing loans. If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Luminous Capital Inc., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. Through March 31, 2022, $30,000 in support fees were incurred. There were no support fees incurred for the period from February 26, 2021 (inception) through March 31, 2021.

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

Note 7 – Warrant Liability

As of March 31, 2022 and December 31, 2021, the Company has 5,750,000 Public Warrants and the 264,088 Private Placement Warrants, respectively, outstanding.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Warrant Liability (Continued)

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A Common Stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Company’s initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, it may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event it does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A Common Stock issuable upon the exercise of the Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 528,175 shares of Class A Common Stock issued or outstanding, excluding 11,500,000 shares of Class A Common Stock subject to possible redemption.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity (Continued)

Class B Common Stock — The Company is authorized to issue up to 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 24, 2021, the Sponsor transferred 10,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s three independent directors. As of March 31, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$117,322,625	$-	$-

Warrant Liabilities:
Public Warrants	$1,265,000	$-	$-
Private Placement Warrants	$-	$-	$58,657

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements (Continued)

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Asset:
Marketable securities held in Trust Account	$117,321,508	$-	$-

Warrant Liabilities:
Public Warrants	$2,701,925	$-	$-
Private Placement Warrants	$-	$-	$124,951

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. In 2021, the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, after they split from the units and started trading.

The Warrants are measured at fair value on a recuring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of March 31, 2022 and December 31, 2021, the Public warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

As of March 31, 2022 and December 31, 2021, assets held in the Trust Account were entirely held in a mutual fund invested in U.S. Treasury Securities.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	December 30, 2021	March 31, 2022
	(Public and Private Warrant)	(Public Private Warrant)
Exercise price	$11.50	$11.50
Share price	$10.07	$10.12
Expected term (years)	5.28	5.23
Probability of Acquisition	90.0%	90.0%
Volatility	8.3%	2.7%
Risk-free rate	1.28%	2.42%
Dividend yield (per share)	0.00%	0.00%

The change in the fair value of the derivative warrant liabilities for the period from December 31, 2021 (inception) through March 31, 2022 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$124,951	$2,701,925	$2,826,876
Change in valuation inputs or other assumptions (1)(2)	(66,294)	(1,436,925)	(1,503,219)
Fair value as of March 31, 2022	$58,657	1,265,000	1,323,657

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with SHF or an alternative business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our ability to close the PIPE Financing (as defined below) which is intended to provide the financing to complete our initial business combination;

●	in the event the Business Combination (as defined below) is consummated, our ability to implement business plans, forecasts, and other expectations regarding SHF after the completion of the proposed transactions and optimize SHF’s business;

●	in the event the Business Combination is not consummated, the ability of our officers and directors to generate a number of potential alternative acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	our continued liquidity and our ability to continue as a going concern;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

The Company is a blank check company formed under the laws of the State of Delaware on February 26, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares issued to the owners of the target, debt issued to the bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A Common Stock on a greater than one -to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Common Stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete our initial Business Combination will be successful.

The Unit Purchase Agreement

On February 11, 2022, we and our sponsor entered into the Unit Purchase Agreement with SHF, Seller, and PCCU. Pursuant to the Unit Purchase Agreement, upon the Closing of the Business Combination, we will purchase all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of Class A Common Stock with an aggregate value equal to $115,000,000 and (b) $70,000,000 in cash. The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective parties being true and correct subject to the materiality standards contained in the Unit Purchase Agreement; (b) material compliance by the parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Unit Purchase Agreement; (c) the approval by our stockholders of the Business Combination; (d) the approval by the Seller’s manager of the Business Combination; (e) the approval by SHF’s managers of the Business Combination; (f) the absence of any Material Adverse Effect (as defined in the Unit Purchase Agreement) with respect to us or with respect to SHF since the effective date of the Unit Purchase Agreement that is continuing and uncured; (g) us having at least $5,000,001 in tangible net assets upon the Closing; (h) the election of the members of the post-Closing board of directors consistent with the provisions of the Unit Purchase Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (i) the entry into certain ancillary agreements as of the Closing; (j) the lack of any notice or communication from, or position of, the SEC requiring us to amend or supplement the proxy statement on Schedule 14A to be delivered to our stockholders in connection with the approval of the Business Combination and related matters; and (k) the receipt of certain closing deliverables.

Concurrently with entering into the Unit Purchase Agreement, we entered into a Securities Purchase Agreement with the PIPE Investors, pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to the PIPE Investors, an aggregate of 60,000 shares of our Series A Convertible Preferred Stock and warrants to purchase up to a number of shares of Class A Common Stock equal to 50% of shares of the Class A Common Stock issuable upon conversion of the PIPE Shares for gross proceeds of $60.0 million the PIPE Financing. The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Securities Purchase Agreement provides that it will terminate upon the earlier to occur of (i) termination of the Unit Purchase Agreement and (ii) the mutual written agreement of each of the parties.

The Unit Purchase Agreement, the PIPE Financing, and related agreements thereto are further described in the Form 8 K/A, filed by us on February 16, 2022

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from February 26, 2021 (inception) through March 31, 2021, we had a net loss of $795, which consisted entirely of formation costs.

For the three months ended March 31, 2022, we had net income of $784,548 which consists of unrealized gain from marketable securities held in the Trust Account of $1,117 and change in fair value of warrant liabilities of $1,503,219 offset by operating costs of $719,788.

Liquidity and Capital Resources

On June 28, 2021, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriter of the over-allotment option to purchase 1,500,000 Units at $10.00 per Unit, generation gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 528,175 Private Placement Units at $10.00 per Private Placement Unit to our Sponsor, generating gross proceeds of $5,281,750.

For the three months ended March 31, 2022, cash used in operating activities was $181,638.

Transaction costs of the Initial Public Offering amounted to $6,263,677 consisting of $1,725,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $513,677 of other costs.

As of March 31, 2022, we had available to us $47,885 of cash on our balance sheet and a working capital deficit of $821,478. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

The Company intends to complete the proposed Business Combination before June 28, 2022, and we believe we have sufficient arrangements with our vendors to continue to operate until we complete our initial Business Combination. However, there can be no assurance that the Company will be able to consummate the Business Combination by then. In the event that we are unable to consummate the Business Combination before June 28, 2022 we anticipate identifying and accessing additional capital resources in order to extend the Business Combination period up to 18 months. However, there can be no assurance that the Company will have access to sufficient capital to extend the deadline to consummate the Business Combination. As a result, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond June 28, 2022. Management has determined that given the liquidity condition of the Company, should a Business Combination not occur by June 28, 2022, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on June 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. From inception to March 31, 2021, no fees were incurred under this agreement. For the three months ended March 31, 2022, we have incurred $30,000 in fees.

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

In order to finance a portion of the Purchase Agreement consideration and the costs and expenses incurred in connection therewith, we entered into the PIPE Securities Purchase Agreements with the PIPE Investors concurrently with the execution of the Purchase Agreement (the “PIPE Financing”), pursuant to which such PIPE Investors committed to purchase the aggregate 60,000 PIPE Shares and PIPE Warrants to purchase up to a number of shares of the Class A Stock equal to 50% of shares of the Class A Stock issuable upon conversion of the PIPE Shares. The PIPE Shares were purchased at a purchase price of $1,000.00 per share for an aggregate purchase price of $60,000,000. The PIPE Shares will convert into shares of Class A Stock at a price of $10.00 per share of Class A Stock, which conversion price is subject to downward adjustment pursuant to the PIPE Certificate of Designation. The PIPE Warrants will have an exercise price of $11.50 per share of Class A Stock to be paid in cash (except if the shares underlying the warrants are not covered by an effective registration statement after the six-month anniversary of the closing date, in which case cashless exercise is permitted), subject to adjustment pursuant to the terms thereof. The closing of the transactions contemplated by the PIPE Securities Purchase Agreements will occur immediately prior to the closing of the Business Combination, subject to the satisfaction or the waiver of the closing conditions therein. The underwriter will be paid a cash underwriting fee of 5% of the gross proceeds PIPE Financing, or $3,000,000.

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

Class A Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, there were 12,028,175 shares of Class A Common Stock outstanding, 11,500,000 shares of Class A Common Stock were subject to possible redemption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to a material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of temporary equity of its Prior Financials, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, except as disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus dated June 23, 2021 filed with the SEC, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the Company’s Form 8 K/A filed with the SEC on April 15, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The risk factor captioned “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.” in our final prospectus dated June 23, 2021 is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN LIGHTS ACQUISITION CORP.

Date: May 16, 2022		/s/ John Darwin
	Name:	John Darwin
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022		/s/ Joshua Mann
	Name:	Joshua Mann
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022		/s/ Chris Fameree
	Name:	Chris Fameree
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

