Form 10-Q
period 2022-06-30
Northern Lights Acquisition Corp.
filed 2022-08-22
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, there were 12,028,175 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”) and 2,875,000 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

NORTHERN LIGHTS ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Condensed Balance Sheet as of June 30, 2022 and December 31, 2021 (Unaudited)	1
	Condensed Statements of Operations for the three months ended June 30, 2022 and June 30, 2021, the six months ended June 30, 2022 and for the period from February 26, 2021 (Inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2022 and June 30, 2021, the six months ended June 30, 2022 and for the period from February 26, 2021 (Inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 26, 2021 (Inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29
PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

I

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$172,441	$254,523
Prepaid expense	30,000	7,499
Prepaid insurance	175,000	175,000
Total current assets	377,441	437,022

Noncurrent assets
Prepaid insurance – noncurrent portion	-	87,500
Deferred offering costs	201,405	-
Investments held in Trust Account	118,450,000	117,321,508
Total assets	$119,028,846	$117,846,030

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	2,074,027	306,792
Income tax payable	13,526	-
Franchise tax payable	100,000	168,767
Total current liabilities	2,187,553	475,559

Warrant liabilities	1,394,453	2,826,876
Advance from sponsor	1,150,000	-
Forward purchase option derivative liability	795,942	-
Deferred underwriter fee payable	4,025,000	4,025,000
Total liabilities	9,552,948	7,327,435

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption; 7,695,128 shares as of June 30, 2022 and 11,500,000 as of December 2021 at redemption value	79,259,819	117,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,250,000 shares authorized; none issued and outstanding	-	-
Class A Common Stock, $0.0001 par value; 125,000,000 shares authorized; 4,333,047 issued and outstanding - excluding 7,695,128 shares subject to redemption as of June 30, 2022. 528,175 issued and outstanding – excluding 11,500,000 subject to redemption as of December 31, 2021	433	53
Class B common stock, $0.0001 par value; 12,500,000 shares authorized; 2,875,000 issued and outstanding as of June 30, 2022 and December 31, 2021	288	288
Additional paid in capital	38,039,801	-
Accumulated deficit	(7,824,443)	(6,781,746)
Total stockholders’ equity (deficit)	30,216,079	(6,781,405)
Total liabilities and stockholders’ deficit	$119,028,846	$117,846,030

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the
				Period from
	Three	Three	Six	February 26, 2021 (Inception)
	Months Ended	Months Ended	Months Ended	Through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Forward purchase option expense	$781,070	$-	$781,070	$-
Formation and operating costs	1,032,004	10,105	1,701,791	10,900
Franchise tax expense	60,969	-	110,969	-
Loss from operation costs	(1,874,043)	(10,105)	(2,593,830)	(10,900)
Other income (expense):
Interest earned on marketable securities held in trust account	145,992	17	147,108	17
Unrealized loss from marketable securities held in trust account	-	(9,495)	-	(9,495)
Change in fair value of warrant derivative liabilities	(70,796)	(1,462,306)	1,432,423	(1,462,306)
Change in fair value of forward purchase option derivative liability	(14,872)	-	(14,872)	-
Offering costs allocated to warrants	-	(261,838)	-	(261,838)
Total other income (expense)	60,324	(1,733,622)	1,564,659	(1,733,622)

Loss before taxes	(1,813,719)	(1,743,727)	(1,029,171)	(1,744,522)

Income tax expense	13,526	-	13,526	-

Net loss	$(1,827,245)	$(1,743,727)	$(1,042,697)	$(1,744,522)

Basic and diluted weighted average shares outstanding Class A subject to redemption	11,332,753	10,302,592	11,415,914	10,302,592
Basic and diluted net loss per common stock subject to redemption.	$(0.12)	$(0.00)	$(0.07)	$(0.00)
Basic and diluted weighted average shares outstanding Class A, Class A non-redemption and Class B non-redemption	3,570,422	2,931,887	3,487,261	2,916,414
Basic and diluted net loss per common stock not subject to redemption	$(0.12)	$(0.59)	$(0.07)	$(0.59)

The accompanying notes are an integral part of these condensed unaudited financial statements.

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Additional		Total Stockholders
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - April 1, 2022	528,175	$53	2,875,000	$288	$-	$(5,997,198)	$(5,996,857)
Reclassification of temporary equity to permanent equity	3,804,872	380	-	-	38,809,314	-	38,809,694
Extension payment	-	-	-	-	(769,513)	-	(769,513)
Net loss	-	-	-	-	-	(1,827,245)	(1,827,245)
Balance - June 30, 2022	4,333,047	$433	2,875,000	$288	$38,039,801	$(7,824,443)	$30,216,079

	Class A		Class B		Additional		Total Stockholders
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - April 1, 2021	-	$-	2,875,000	$288	$24,712	$(795)	$24,205
Sale of IPO Units, net of offering costs	12,028,175	1,203	-	-	118,303,708	-	118,304,911
Deferred underwriter fee	-	-	-	-	(4,025,000)	-	(4,025,000)
Warrant liabilities	-	-	-	-	(5,031,474)	-	(5,031,474)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99(1)	(11,500,000)	(1,150)	-	-	(109,271,946)	(8,026,904)	(117,300,000)
Net loss	-	-	-	-	-	(1,743,727)	(1,743,727)
Balance - June 30, 2021	528,175	$53	2,875,000	$288	$-	$(9,771,425)	$(9,771,084)

	Class A		Class B		Additional		Total Stockholders
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2022	528,175	$53	2,875,000	$288	$-	$(6,781,746)	$(6,781,405)
Reclassification of temporary equity to permanent equity	3,804,872	380	-	-	38,809,314	-	38,809,694
Extension payment	-	-	-	-	(769,513)	-	(769,513)
Net loss	-	-	-	-	-	(1,042,697)	(1,042,697)
Balance – June 30, 2022	4,333,047	$433	2,875,000	$288	$38,039,801	$(7,824,443)	30,216,079

	Class A		Class B		Additional		Total Stockholders
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - February 26, 2021	-	$-	-	$-	$-	$-	$-
Issuance of Class B Common Stock to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Sale of IPO Units, net of offering costs	12,028,175	1,203	-	-	118,303,708	-	118,304,911
Deferred underwriter fee	-	-	-	-	(4,025,000)	-	(4,025,000)
Warrant liabilities	-	-	-	-	(5,031,474)	-	(5,031,474)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99(1)	(11,500,000)	(1,150)	-	-	(109,271,946)	(8,026,904)	(117,300,000)
Net loss	-	-	-	-	-	(1,744,522)	(1,744,522)
Balance - June 30, 2021	528,175	$53	2,875,000	$288	-	$(9,771,425)	$(9,771,084)

The accompanying notes are an integral part of these condensed unaudited financial statements

NORTHERN LIGHTS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2022	For the Period from February 26, 2021 (Inception) through June 30, 2021
Cash flow from operating activities:
Net loss	$(1,042,697)	$(1,744,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain from securities held in Trust Account	-	9,495
Interest earned on securities held in trust account	(147,108)	(17)
Initial fair value of forward purchase option reported as operating expense	781,070	-
Change in fair value of warrant and forward purchase option derivative liabilities	(1,417,551)	1,462,306
Offering costs allocated to warrants		261,838
Changes in operating assets and liabilities:
Prepaid insurance	87,500	(350,000)
Deferred operating cost	(201,405)	-
Prepaid expense	(22,501)	-
Income tax payable	13,526	-
Franchise tax payable	(68,767)	-
Accounts payable and accrued expenses	1,767,234	360,795
Net cash used in operating activities	(250,699)	(105)

Cash flow from investing activities:
Investment of cash in Trust Account	(1,150,000)	(117,300,000)
Cash transferred from Trust Account	168,617	-
Net cash used in financing activities	(981,383)	(117,300,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of Underwriting discount paid	-	113,275,000
Proceeds from sale of Private units	-	5,281,750
Proceeds from sponsor advance	1,150,000	-
Payment of offering costs	-	(342,840)
Net cash provided by financing activities	1,150,000	118,238,910

Net change in cash	(82,082)	938,805
Cash at the beginning of the period	254,523	-
Cash at the end of the period	$172,441	$938,805

Supplemental disclosure of non-cash financing activities:
Accrued deferred offering costs	$176,405	$-
Initial classification of warrant liabilities	$-	$5,031,474
Offering costs charged to additional paid in capital included in accrued expenses	$-	$78,100
Offering costs charged to additional paid in capital paid by promissory note-related party	-	$92,737

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period February 26, 2021 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and, since the closing of the initial public offering, the Company has entered into a unit purchase agreement and a securities purchase agreement (as described below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $938,853 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2022, we have $172,441 of cash on our balance sheet and working capital deficit of $1,810,112.

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

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

On February 11, 2022, the Company and 5AK, LLC (our “Sponsor”) entered into a definitive unit purchase agreement (the “Unit Purchase Agreement”) with SHF, LLC d/b/a Safe Harbor Financial, a Colorado limited liability company (“SHF”), SHF Holding Co., LLC, the sole member of SHF (the “Seller”), and Partner Colorado Credit Union, the sole member of the Seller (“PCCU”). Pursuant to the Unit Purchase Agreement, upon the closing (the “Closing”) of the Business Combination, we will purchase all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of Class A Common Stock with an aggregate value equal to $115,000,000 and (b) $70,000,000 in cash. Pursuant to the original terms of the Unit Purchase Agreement, the Unit Purchase Agreement could be terminated under certain customary and limited circumstances at any time prior to the closing of the Business Combination, including, among others, if the Closing had not occurred by June 30, 2022 (the “Outside Date”). On June 30, 2022, the Company, the Sponsor, SHF, the Seller, and PCCU agreed to amend the Unit Purchase Agreement to extend the Outside Date until July 29, 2022, with the ability for the deadline to be extended through September 28, 2022, to provide the Company with additional time to complete the Business Combination (the “UPA Extension”) as it awaits regulatory approval.

Concurrently with entering into the Unit Purchase Agreement, we entered into a securities purchase agreement (a “Securities Purchase Agreement”) with certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to the PIPE Investors, an aggregate of 60,000 shares (the “PIPE Shares”) of our Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”), and warrants to purchase up to a number of shares of Class A Common Stock equal to 50% of shares of the Class A Common Stock issuable upon conversion of the PIPE Shares (the “PIPE Warrants”) for gross proceeds of $60.0 million (the “PIPE Financing”). The Securities Purchase Agreement could be terminated under certain customary and limited circumstances at any time prior to the closing of the PIPE Financing, including, among others, if the closing had not occurred by June 30, 2022. The Company is currently completing satisfaction of its remaining closing conditions, including regulatory approvals, and is discussing with the PIPE Investors their continuing interest in the investment contemplated by the Securities Purchase Agreement.

The Company’s stockholders approved the Business Combination at the special meeting of stockholders held on June 28, 2022. In connection with the proposed Business Combination with SHF, the Company provided its public stockholders with the opportunity to redeem all or a portion of their Class A Common Stock upon the completion of such Business Combination. Stockholders holding 7,554,784 shares of Class A Common Stock submitted redemption requests in connection with the anticipated closing of the Business Combination. Following the extension of the Outside Date, these stockholders who previously submitted redemption requests in connection with the closing of the Business Combination may request that such redemption requests be reversed by contacting the Company’s transfer agent, Continental Stock Transfer & Trust Company. It is currently anticipated that all shareholders, with the exception of those parties described in the below Forward Purchase Agreement section, will have an additional opportunity to redeem shares prior to the closing of the proposed Business Combination.

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

The Company initially had until June 28, 2022 to consummate a Business Combination. If the Company was unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering, such period could (i) be extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation or (ii) at the election of the Company subject to satisfaction of certain conditions, including the deposit of up to $2,300,000 into the Trust Account, be extended up to six additional months to December 28, 2022. On June 27, 2022, the Company, with proceeds advanced from an affiliate of the Sponsor, deposited $1,150,000 in the Trust Account extending operations for three months from June 28, 2022 to September 28, 2022. If the Company is unable to complete a Business Combination by September 28, 2022, such period could (i) be extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation or (ii) at the election of the Company subject to satisfaction of certain conditions, including the deposit of up to $1,150,000 into the Trust Account, be extended an additional three months to December 28, 2022. If the Company is unable to complete a Business Combination by December 28, 2022 and such period is not extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. On June 30, 2022, $168,617 in Trust Account interest income was released to the Company and utilized to pay franchise taxes.

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

Liquidity

As of June 30, 2022, the Company had $172,441 in cash and a working capital deficit of $1,810,112. As described above, on June 28, 2021 the Company closed its IPO of 11,500,000 Units at $10.00 per Unit, generating gross proceeds of $115.0 million, and also consummated the Private Placement of 528,175 Private Placement units to the Sponsor at a purchase price of $10.00 per Private Placement unit, generating gross proceeds of $5,281,750.

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

The Company intends to complete its initial Business Combination before September 28, 2022, however, there can be no assurance that the Company will be able to consummate the Business Combination by then. In the event that we are unable to consummate the Business Combination before September 28, 2022, we anticipate identifying and accessing additional capital resources in order to extend the Business Combination period to December 28, 2022. However, there can be no assurance that the Company will have access to sufficient capital to extend the deadline to consummate the Business Combination. As a result, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond September 28, 2022. Should a Business Combination not occur by September 28, 2022, Management has determined that given the liquidity condition of the Company as well as the uncertainty regarding the Company’s ability to extend the deadline to consummate the Business Combination, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through September 28, 2022.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Deferred offering costs

Deferred offering costs consist of costs incurred in connection with preparation for the PIPE Financing to be executed in conjunction with the Business Combination. These costs, together with the underwriting discounts and commissions, will be allocated among the freestanding financial instruments that are included in the PIPE Financing. As of June 30, 2022, the Company had deferred offering costs of $201,405 and accrued offering costs of $176,405 which are included in accrued expenses on the accompanying condensed balance sheet. There were no deferred offering costs or accrued offering costs at December 31, 2021.

Forward purchase agreement

On June 16, 2022, the Company, SHF, and Midtown East Management NL LLC, a Delaware limited liability company (“Midtown East”), entered into an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement (a) Midtown East intends, but is not obligated, to purchase shares of the Company’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), after the date of the Forward Purchase Agreement from holders of Class A Common Stock, other than the Company or affiliates of the Company, who have requested that their shares of Class A Common Stock be redeemed or indicated an interest in having their shares of Class A Common Stock redeemed pursuant to the redemption rights set forth in the Company’s Amended and Restated Certificate of Incorporation in connection with the Business Combination (such holders, “Redeeming Holders”) and (b) Midtown East has agreed to waive any redemption rights in connection with the Business Combination with respect to any shares of Class A Common Stock it purchases in accordance with the Forward Purchase Agreement (the “Subject Shares”). The number of Subject Shares shall be no more than the lesser of (i) 5,000,000 and (ii) the maximum number of shares of Class A Common Stock such that Midtown East does not beneficially own greater than 9.9% of the Class A Common Stock on a post-combination pro forma basis. Midtown East will purchase any Additional Shares (as defined in the Forward Purchase Agreement) at the Redemption Price (as defined in Section 9.2 of the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Incorporation”)), and has undertaken to purchase all Subject Shares at a price no higher than the Redemption Price.

Subsequent to entering into the Forward Purchase Agreement, the Company, the Target, and Midtown East entered into assignment and novation agreements with Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”), pursuant to which Midtown East assigned its obligations as to 1,666,666 shares of the shares of Class A Stock to be purchased under the Forward Purchase Agreement to each of Verdun and Vellar. As of June 27, 2022, Midtown East had purchased an aggregate of 1,599,496 shares of Class A Stock, Verdun had purchased an aggregate of 1,180,376 shares of Class A Stock, and Vellar had purchased an aggregate of 1,025,000 shares of Class A Stock (the “Purchased Shares”) in the Forward Purchase Transaction at an average purchase price per share of $10.21. 630,736 of the Purchased Shares were purchased from a holder of 5% or more of the Class A Stock. Pursuant to the Forward Purchase Agreement, Midtown East, Verdun, and Vellar have waived all redemption rights under the Certificate of Incorporation that would require redemption by the Company of the Purchased Shares.

At June 30, 2022, Midtown East and its assignees had purchased 3,804,872 in shares pursuant to this agreement. The related amount of $38,809,694 has been reclassified from temporary to permanent equity. Also in connection with the Forward Purchase Agreement, the Company recognized a liability for a freestanding derivative, referred to herein as the “forward purchase option derivative,” on its Condensed Consolidated Balance Sheets. Refer to Note 10 for further detail.

The primary purpose of entering into the Forward Purchase Agreement is to help ensure the maximum redemption threshold condition in the Unit Purchase Agreement will be met, increasing the likelihood that the transaction will close.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $172,441 and $254,523, respectively, in cash and no cash equivalents as of June 30, 2022 and December 31, 2021.

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

On June 27, 2022, the Company, with proceeds advanced from an affiliate of the Sponsor, deposited $1,150,000 in the Trust Account extending operations for three months from June 28, 2022. On June 30, 2022, $168,617 in Trust Account interest income was released to the Company and utilized to pay franchise taxes.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods. If management is unable to estimate a portion of its ordinary income, but is otherwise able to reliably estimate the remainder, ASC 740-270-25-3 provides that the tax applicable to that item be reported in the interim period in which the item occurs. The tax (or benefit) related to ordinary income (or loss) shall be computed at an estimated annual effective tax rate and the tax (or benefit) related to all other items shall be individually computed and recognized when the items occur. Management is unable to estimate a portion of its ordinary income and as a result had computed the company’s tax provision in accordance with ASC 740-270-25-3 The Company’s effective tax rate was (0.75%) and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (1.31%) and 0.00% for the six months ended June 30, 2022 and the period February 26, 2021 to June 30, 2021 respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2022 and 2021 and for the six months ended June 30, 2022 and the period February 26, 2021 to June 30, 2021, primarily due to changes in fair value in warrant liability, changes in fair value in the Forward Purchase Agreement derivative liability, and the valuation allowance on the deferred tax assets.

ASC Topic 740 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Offering Costs Associated with the Initial Public Offering and PIPE Offering

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

Deferred offering costs as of June 30, 2022 consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the PIPE Offering.

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

On June 30, 2022 and December 31, 2021, there were 4,333,047 and 528,175 shares, respectively, of Class A Common Stock issued and outstanding that were issued as component securities of the Private Placement Units (Note 4). At December 31, 2021, 11,500,000 shares of Class A Common Stock were subject to possible redemption. At June 30, 2022, 7,695,128 shares of Class A Common Stock were subject to possible redemption with 3,804,872 shares held by purchasers subject to the forward purchase agreement who have waived their redemption rights.

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

As of December 31, 2021, the Class A Common Stock reflected on the balance sheets is reconciled in the following table:

Gross Proceeds	$115,000,000
Less:
Proceeds allocated to public warrants	(5,031,474)
Proceeds allocated to shares not subject to redemption	(59)
Issuance costs related to Class A Common Stock	(6,263,677)
Plus:
Accretion of carrying value to redemption value	13,595,210
Class A Common Stock subject to possible redemption	$117,300,000

As of June 30, 2022, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

Class A Common Stock subject to possible redemption at December 31, 2021	$117,300,000
Less:
Proceeds allocated to shares not redeemed - Class A Common Stock par value (1)	(380)
Proceeds allocated to shares not redeemed – additional paid in capital (1)	(38,809,314)
Extension payment classified as temporary equity	769,513
Class A Common Stock subject to possible redemption	$79,259,819

(1)	Represents 3,804,872 in shares subject to the forward purchase agreement.

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

Net Income (Loss) Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 6,014,088 shares of common stock in the aggregate.

The following table reflects the calculation of basic and diluted net loss per common share:

	For the Three Months	For the Three Months
	Ended June 30, 2022	Ended June 30, 2021
Redeemable Class A Common Stock subject to possible redemption
Numerator: net loss allocable to redeemable Class A Common Stock subject to possible redemption	$(1,389,484)	$(9,478)

Denominator: weighted average number of redeemable Class A Common Stock	11,332,753	10,302,592
Basic and diluted net loss per redeemable Class A Common Stock	$(0.12)	$(0.00)

Non-redeemable Class A and Class B common stock
Numerator: net loss allocable to non-redeemable Class A and Class B common stock	$(437,761)	$(1,753,205)

Denominator: weighted average number of non-redeemable Class A and Class B common stock	3,570,422	2,931,887
Basic and diluted net income per non-redeemable Class A and Class B common stock	$(0.12)	$(0.59)

	For the Six Months	For the Period from February 26, 2021 (inception)
	Ended June 30, 2022	Through June 30, 2021
Redeemable Class A Common Stock subject to possible redemption
Numerator: net loss allocable to redeemable Class A Common Stock subject to possible redemption	$(798,712)	$(9,478)

Denominator: weighted average number of redeemable Class A Common Stock	11,415,914	10,302,592
Basic and diluted net loss per redeemable Class A Common Stock	$(0.07)	$(0.00)

Non-redeemable Class A and Class B common stock
Numerator: net loss allocable to non-redeemable Class A and Class B common stock	$(243,985)	$(1,753,205)

Denominator: weighted average number of non-redeemable Class A and Class B common stock	3,487,261	2,916,414
Basic and diluted net loss per non-redeemable Class A and Class B common stock	$(0.07)	$(0.59)

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

Note 5 — Related Party Transactions

Founder Shares

On March 19, 2021, the Company issued an aggregate of 2,875,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. On March 24, 2021, the Sponsor transferred 10,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s three independent directors. Effective January 18, 2022, the Sponsor agreed to allocate an additional 90,000 shares to the Company’s Chief Financial Officer which may be purchased by Mr. Fameree at the same price as the Founder shares were acquired or $0.009 per share contingent upon closing of NLIT’s business combination.

The option to purchase the Founders Shares provided to the Company’s CFO is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 90,000 options to purchase shares granted to the Company’s CFO was $800,725 or $8.90 per option. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per option (unless subsequently modified) less the amount ultimately received for the purchase of the Founders Shares.

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

On June 27, 2022, the Company, with proceeds advanced from an affiliate of the Sponsor through a non-interest bearing advance (the “Advance”), deposited $1,150,000 in the Trust Account extending operations for three months from June 28, 2022 to September 28, 2022. If the Company anticipates that it may not be able to consummate a Business Combination by September 28, 2022, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to one additional time by an additional three months (for a total of up to 18 months to complete a Business Combination from the consummation of the Company’s IPO), subject to the Sponsor depositing additional funds into the Trust Account as set out below.

Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $2,300,000 since the underwriters’ over-allotment option is exercised in full ($0.10 per unit) (the “Extension Loans”). Any such payments would be made in the form of non-interest-bearing loans (the “Extension Loans”). As noted above, the first such extension was made on June 27, 2022.

If the Company completes its initial Business Combination, the Company will, at the option of the Sponsor, repay the Extension Loans out of the proceeds of the Trust Account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. The Sponsor and its affiliate have waived this conversion right and the Advance will be repaid at the closing of the initial Business Combination utilizing cash. If the Company does not complete a Business Combination, the Company will repay such loans only from funds held outside of the Trust Account. Furthermore, the letter agreement among the Company and the Company’s officers, directors, and the Sponsor contains a provision pursuant to which the Sponsor will agree to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

During the three months ending June 30, 2022, Luminous Capital Inc., an affiliate of the Sponsor, paid $222,211 in expenses on behalf of the Company. This amount was included in accounts payable/accrued expenses at June 30, 2022. On June 30, 2022, $168,617 in Trust Account interest income was released to the Company and utilized to pay franchise taxes.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Luminous Capital Inc., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the three and six months ending June 30, 2022, $30,000 and $60,000 in support fees was incurred, respectively. $10,000 in support fees was incurred for both the period from February 26, 2021 (inception) through June 30, 2021 and the three months ending June 30, 2021. $10,000 and $0 in support fees were due to Luminous Capital Inc. at June 30, 2022 and December 31, 2021, respectively.

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

Forward Purchase Agreement

The Company and Safe Harbor have agreed to pay (jointly and severally) to Midtown East a break-up fee equal to the sum of (i) all quarterly structuring fees and attorney fees and other reasonable expenses related thereto incurred by Midtown East or its affiliates in connection with the Forward Purchase Transaction, plus (ii) $1,000,000, upon the occurrence of an “Additional Termination Event” following the consummation of the Forward Purchase Transaction except where the Additional Termination Event occurred as a result of regulatory items or a material breach of Seller’s obligations under the Forward Purchase Agreement. An “Additional Termination Event” is defined under the Forward Purchase Agreement to occur if (a) the Business Combination fails to close on or before the Outside Date (as defined in the Unit Purchase Agreement, and as such Outside Date may be amended or extended from time to time) or (b) the Unit Purchase Agreement is terminated prior to the closing of the Business Combination.

Note 7 – Warrant Liability

As of June 30, 2022 and December 31, 2021, the Company has 5,750,000 Public Warrants and the 264,088 Private Placement Warrants, respectively, outstanding.

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

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 125,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 4,333,047 and 528,175 shares, respectively, of Class A Common Stock issued or outstanding, excluding shares subject to possible redemption. As of June 30, 2022, 3,804,872 of the original 11,500,000 shares of Class A Common Stock subject to possible redemption had elected not to redeem pursuant to the forward purchase agreement.

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Stockholders’ Equity (Continued)

Class B Common Stock — The Company is authorized to issue up to 12,500,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On March 24, 2021, the Sponsor transferred 10,000 shares to the Company’s Chief Financial Officer and 10,000 shares to each of the Company’s three independent directors. As of June 30, 2022 and December 31, 2021, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets and derivative warrant liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Public Warrants	$1,322,500	$-	$-
Private Placement Warrants	$-	$-	$71,953
Forward purchase option derivative	$-	$-	$795,942

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

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of June 30, 2022 and December 31, 2021, the Public warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

As of June 30, 2022 and December 31, 2021, assets held in the Trust Account were entirely held in a mutual fund invested in U.S. Treasury Securities.

The Company recognized $781,070 in expense and liabilities for the forward purchase option derivative upon the agreement execution of June 16, 2022 with a change in fair value of $14,872 recognized from execution to June 30, 2022. The fair value of the forward purchase option derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Company measured the fair value of the forward purchase option derivative upon execution of the Forward Purchase Agreement and as of June 30, 2022, with the respective fair value adjustments recorded within its Consolidated Statements of Operations. The Company will continue to monitor the fair value of the forward option derivative each reporting period with subsequent revisions to be recorded in the Consolidated Statements of Operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the warrants as of their measurement dates:

	December 31, 2021	June 30, 2022
	(Private Warrant)	(Private Warrant)
Exercise price	$11.50	$11.50
Share price	$10.07	$10.61
Expected term (years)	5.28	5.14
Probability of Acquisition	90.0%	90.0%
Volatility	8.3%	25.0%
Risk-free rate	1.28%	3.01%
Dividend yield (per share)	0.00%	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase agreement option at the measurement dates:

	June 16, 2022	June 30, 2022
Share price	$10.18	$10.61
Expected term (years)	3.18	3.14
Probability of Acquisition	90.0%	90.0%
Volatility	10.6%	25.0%
Risk-free rate	3.36%	3.02%
BB bonds rate	6.92%	7.17%
C bonds rate	13.95%	14.49%

NORTHERN LIGHTS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Fair Value Measurements (Continued)

The change in the fair value of the derivative warrant liabilities for the period from December 31, 2021 (inception) through June 30, 2022 is summarized as follows:

	Private Placement	Public Warrant	Warrant Liability
Fair value as of December 31, 2021	$124,951	$2,701,925	$2,826,876
Change in valuation inputs or other assumptions (1)(2)	(52,998)	(1,379,425)	(1,432,423)
Fair value as of June 30, 2022	$71,953	$1,322,500	$1,394,453

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liability in the statement of operations.
(2)	Changes are due to the use of quoted prices in an active market (Level 1) and the use of unobservable inputs based on assessment of the assumptions (Level 3) for Public Warrants (after becoming actively traded) and Private Placement Warrants, respectively.

Note 10 – Forward Purchase Agreement

As discussed in Note 1 on June 16, 2022, NLIT entered into a Forward Purchase Agreement with Midtown and its assignees for a Forward Purchase Transaction. Pursuant to the terms of the Forward Purchase Agreement, Midtown and its assignees, as of June 30, 2022, had purchased approximately 3,804,872 shares of NLIT’s Class A common stock in exchange for an amount to be paid of $38,847,743 (the Prepayment Amount). At close of the Business Combination, the amount will be paid out of the trust account and will be held in a deposit account for the benefit of Midtown and its assignees until the Valuation Date. There are a few scenarios in which the Forward Purchase Agreement can be settled either before or on the Valuation Date:

i)	At any time prior to the Valuation Date, Midtown may elect an optional early termination to sell some or all of the Forward Purchase shares in the open market. If Midtown sells any shares prior to the Valuation Date, a pro-rata portion of the Prepayment Amount will be released from the deposit account and paid to the Company. Midtown shall retain any proceeds from the sale of such shares in excess of such pro-rata portion paid to the Company. The Business Combination Target will be entitled to the product of the number of shares sold times the redemption price or the Reset Price. The Reset Price is adjusted on the first scheduled trading day of each month following the Business Combination and is the lower of: i) the then current reset price, ii) $10.00 and iii) the VWAP price of the last 10 scheduled trading days of the prior month but not lower than $5.00.

ii)	On the Valuation Date, if any shares subject to the Forward Purchase Agreement remain unsold, Midtown is entitled to the product of the unsold shares multiplied by the Forward Price (which is equal to the redemption price as outlined in our Amended and Restated Certificate of Incorporation dated June 21, 2021) and an incremental $2.00 per share for any unsold shares. The incremental $2.00 per share maybe settled in cash or shares at the discretion of the Company.

iii)	If the volume weighted average share price (“VWAP”) of the shares falls below $3.00 per share for 20 out of any 30 consecutive trading days (a “VWAP Trigger Event”), then Midtown may elect to accelerate the Valuation Date to the date of such VWAP Trigger Event. If Midtown elects to accelerate the Valuation Date, the settlement amount returned to the Company would follow the methodology in the above section which will equate to the product of unsold shares multiplied by the Forward Price ad an incremental $2.00 per unsold share to be settled in cash or shares.

A break-up fee equal to (i) all (a) structuring fees and (b) attorney fees and other reasonable expenses related thereto incurred by Midtown or its assignees in connection with the forward purchase agreement, plus (ii) $1,000,000, shall be payable to Midtown upon any failure to close the Business Combination following the consummation of the Forward Purchase Transaction except where the Business Combination did not occur as a result of regulatory items or a material breach of Midtown’s obligation under the agreement. Midtown waived any and all right, title and interest, or any claim of any kind they have or may have in the future, in or to any monies held in the trust account

In accordance with ASC 815, Derivatives and Hedging, the Company has determined that the forward option within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a derivative. This derivative, referred to throughout as the “forward purchase option derivative” is recorded as a liability on the Company’s Consolidated Balance Sheets. The Company has performed fair value measurements for this derivative as of closing and as of June 30, 2022, which is described in Note 9. The Company remeasures the fair value of the forward purchase option derivative each reporting period.

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

The Unit Purchase Agreement

On February 11, 2022, we and our sponsor entered into the Unit Purchase Agreement with SHF, Seller, and PCCU. Pursuant to the Unit Purchase Agreement, upon the Closing of the Business Combination, we will purchase all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of Class A Common Stock with an aggregate value equal to $115,000,000 and (b) $70,000,000 in cash. The obligations of the parties to consummate the Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (a) the representations and warranties of the respective parties being true and correct subject to the materiality standards contained in the Unit Purchase Agreement; (b) material compliance by the parties of their respective pre-closing covenants and agreements, subject to the standards contained in the Unit Purchase Agreement; (c) the approval by our stockholders of the Business Combination; (d) the approval by the Seller’s manager of the Business Combination; (e) the approval by SHF’s managers of the Business Combination; (f) the absence of any Material Adverse Effect (as defined in the Unit Purchase Agreement) with respect to us or with respect to SHF since the effective date of the Unit Purchase Agreement that is continuing and uncured; (g) us having at least $5,000,001 in tangible net assets upon the Closing; (h) the election of the members of the post-Closing board of directors consistent with the provisions of the Unit Purchase Agreement, a majority of which are to be independent in accordance with the Nasdaq rules; (i) the entry into certain ancillary agreements as of the Closing; (j) the lack of any notice or communication from, or position of, the SEC requiring us to amend or supplement the proxy statement on Schedule 14A to be delivered to our stockholders in connection with the approval of the Business Combination and related matters; and (k) the receipt of certain closing deliverables. On June 30, 2022, the Company, the Sponsor, SHF, the Seller, and PCCU agreed to amend the Unit Purchase Agreement to extend the Outside Date until July 29, 2022, with the ability for the deadline to be extended through September 28, 2022, to provide the Company with additional time to complete the Business Combination as it awaits regulatory approval.

Concurrently with entering into the Unit Purchase Agreement, we entered into a Securities Purchase Agreement with the PIPE Investors, pursuant to which, among other things, the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to the PIPE Investors, an aggregate of 60,000 shares of our Series A Convertible Preferred Stock and warrants to purchase up to a number of shares of Class A Common Stock equal to 50% of shares of the Class A Common Stock issuable upon conversion of the PIPE Shares for gross proceeds of $60.0 million the PIPE Financing. The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Securities Purchase Agreement provides that it will terminate upon the earlier to occur of (i) termination of the Unit Purchase Agreement and (ii) the mutual written agreement of each of the parties. The Securities Purchase Agreement could also be terminated under certain customary and limited circumstances at any time prior to the closing of the PIPE Financing, including, among others, if the closing had not occurred by June 30, 2022. The Company is currently completing satisfaction of its remaining closing conditions, including regulatory approvals, and is discussing with the PIPE Investors their continuing interest in the investment contemplated by the Securities Purchase Agreement.

The Unit Purchase Agreement, the PIPE Financing, and related agreements thereto are further described in the Form 8 K/A, filed by us on February 16, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,743,727, which consisted of $10,105 in operating and formation costs, $9,495 in unrealized loss from marketable securities held on the Trust Account, change in fair value of warrant derivative liabilities of $1,462,306 and offering costs allocated to warrants of $261,838.

For the three months ended June 30, 2022, we had a net loss of $1,827,245 which consisted of $1,874,043 in operating costs including $781,070 in costs associated with the initial fair value of the forward purchase option at contract inception, $60,969 in franchise tax expense, a change in fair value of warrant derivative liabilities of $70,796, a change in fair value of the forward purchase option derivative liability of $14,872 and income tax expense of $13,526 offset by $145,992 in interest earned on marketable securities held in the Trust Account.

For the period from February 26, 2021 (inception) through June 30, 2021, we had a net loss of $1,744,522, which consisted of $10,900 in operating and formation costs, $9,495 in unrealized loss from marketable securities held on the Trust Account, change in fair value of warrant liabilities of $1,462,306 and offering costs allocated to warrants of $261,838.

For the six months ended June 30, 2022, we had a net loss of $1,042,697 which consisted of $2,593,830 in operating and formation costs including $781,070 in costs associated with the initial fair value of the forward purchase option at contract inception, $110,969 in franchise tax expense, a $14,872 change in fair value of the forward purchase option derivative liability and $13,526 in income tax expense offset by a change in fair value of warrant derivative liabilities of $1,432,423 and $147,108 in interest earned on marketable securities held in the Trust Account.

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

For the six months ended June 30, 2022, cash used in operating activities was $250,699.

Transaction costs of the Initial Public Offering amounted to $6,263,677 consisting of $1,725,000 of underwriting fees, $4,025,000 of deferred underwriting fees (see Note 6) and $513,677 of other costs.

As of June 30, 2022, we had available to us $172,441 of cash on our balance sheet and a working capital deficit of $1,810,112. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

The Company initially had until June 28, 2022 to consummate a Business Combination. If the Company was unable to complete a Business Combination within 12 months from the closing of the Initial Public Offering, such period could (i) be extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation or (ii) at the election of the Company subject to satisfaction of certain conditions, including the deposit of up to $2,300,000 into the Trust Account, be extended up to six additional months to December 28, 2022. On June 27, 2022, the Company, with proceeds advanced from an affiliate of the Sponsor, deposited $1,150,000 in the Trust Account extending operations for three months from June 28, 2022 to September 28, 2022. If the Company is unable to complete a Business Combination by September 28, 2022, such period could (i) be extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation or (ii) at the election of the Company subject to satisfaction of certain conditions, including the deposit of up to $1,150,000 into the Trust Account, be extended an additional three months to December 28, 2022. If the Company is unable to complete a Business Combination by December 28, 2022 and such period is not extended by the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law.

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

The Company intends to complete the proposed Business Combination before September 28, 2022, and we believe we have sufficient arrangements with our vendors to continue to operate until we complete our initial Business Combination. However, there can be no assurance that the Company will be able to consummate the Business Combination by then. In the event that we are unable to consummate the Business Combination before September 28, 2022 we anticipate identifying and accessing additional capital resources in order to extend the Business Combination period to December 28, 2022. As a result, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” it is uncertain that the Company will have sufficient liquidity to fund the working capital needs of the Company beyond September 28, 2022. Should a Business Combination not occur by September 28, 2022, Management has determined that given the liquidity condition of the Company as well as the uncertainty regarding the Company’s ability to obtain capital to extend the deadline to consummate the Business Combination, there is substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on June 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and six months ending June 30, 2022, $30,000 and $60,000 in support fees was incurred, respectively. $10,000 in support fees was incurred for both the period from February 26, 2021 (inception) through June 30, 2021 and the three months ending June 30, 2021. $10,000 and $0 in support fees was due to Luminous Capital Inc., an affiliate of our Sponsor, at June 30, 2022 and December 31, 2021, respectively.

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

In order to finance a portion of the Purchase Agreement consideration and the costs and expenses incurred in connection therewith, we entered into the PIPE Securities Purchase Agreements with the PIPE Investors concurrently with the execution of the Purchase Agreement (the “PIPE Financing”), pursuant to which such PIPE Investors committed to purchase the aggregate 60,000 PIPE Shares and PIPE Warrants to purchase up to a number of shares of the Class A Stock equal to 50% of shares of the Class A Stock issuable upon conversion of the PIPE Shares. The PIPE Shares were to be purchased at a purchase price of $1,000.00 per share for an aggregate purchase price of $60,000,000. The PIPE Shares will convert into shares of Class A Stock at a price of $10.00 per share of Class A Stock, which conversion price is subject to downward adjustment pursuant to the PIPE Certificate of Designation. The PIPE Warrants will have an exercise price of $11.50 per share of Class A Stock to be paid in cash (except if the shares underlying the warrants are not covered by an effective registration statement after the six-month anniversary of the closing date, in which case cashless exercise is permitted), subject to adjustment pursuant to the terms thereof. Pursuant to the PIPE Securities Purchase Agreements, the PIPE Investors have the right to terminate their commitments to purchase the PIPE Shares and PIPE Warrants because the closing of the Business Combination did not occur by June 30, 2022. The placement agent for the PIPE Financing is currently contacting the investors to confirm their continued interest in investing in the PIPE Financing. The closing of the transactions contemplated by the PIPE Securities Purchase Agreements will occur immediately prior to the closing of the Business Combination, subject to the satisfaction or the waiver of the closing conditions therein. The placement agent’s fee for the PIPE Financing is currently being negotiated.

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

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per common share is computed by dividing the pro rata net loss between the redeemable shares and the non-redeemable shares by the weighted average number of common shares outstanding for each of the periods. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable for 6,014,088 shares of common stock in the aggregate.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are outside of the Company’s control and subject to occurrence of uncertain future events. As of December 31, 2021, there were 12,028,175 shares of Class A Common Stock outstanding, for which 11,500,000 shares of Class A Common Stock were subject to possible redemption. As of June 30, 2022, there were 12,028,175 shares of Class A Common Stock outstanding with 7,695,128 shares of Class A Common Stock subject to possible redemption with 3,804,872 shares held by purchasers subject to the forward purchase agreement who have waived their redemption rights.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to a material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of temporary equity of its prior financials, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the evaluation of the SEC Statement and management’s subsequent re-evaluation of its prior financials, the Company determined that there were errors in its accounting for its complex financial instruments. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness. This material weakness resulted in the need to restate prior financials. The restatement is detailed in the quarterly report for the quarter ending September 30, 2021 as filed on November 15, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for temporary and permanent equity and the restatement of prior financials. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated June 23, 2021 filed with the SEC, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company’s Form 8-K/A filed with the SEC on April 15, 2022, and the Company’s definitive proxy statement filed with the SEC on June 10, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
-	Agreement dated June 16, 2022 among Northern Lights Acquisition Corp., SHF. LLC d/b/a Safe Harbor Financial and Midtown East Management NL LLC for OTC Equity Prepaid Forward Transaction
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN LIGHTS ACQUISITION CORP.

Date: August 22, 2022		/s/ John Darwin
	Name:	John Darwin
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2022		/s/ Joshua Mann
	Name:	Joshua Mann
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2022		/s/ Chris Fameree
	Name:	Chris Fameree
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

