Form 10-Q
period 2022-09-30
SHF Holdings, Inc.
filed 2022-11-14
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number: 001-40524

SHF Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2409612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5269 W. 62nd Avenue Arvada, Colorado	80003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 431-3435

Northern Lights Acquisition Corp.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SHFS	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	SHFSW	The Nasdaq Stock Market LLC

As of November 11, 2022, there were 18,715,912 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Common Stock”).

SHF HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Combined Balance Sheets at September 30, 2022 and December 31, 2021 (Unaudited)	1
	Combined Statements of Net Income and Comprehensive Income for the three and nine months ended September 30, 2022 and September 30, 2021 (Unaudited)	2
	Combined Statements of Parent-Entity Net Investment and Stockholders’ Equity for the three and nine months ended September 30, 2022 and September 30, 2021 (Unaudited)	3
	Combined Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021 (Unaudited)	5
	Notes to Combined Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
PART II - OTHER INFORMATION:		43
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHF Holdings, Inc.

COMBINED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,273,012	$5,495,905
Accounts receivable – trade	813,257	522,896
Contract assets	7,676	18,317
Prepaid expenses	941,478	6,021
Accrued interest receivable	25,422	7,556
Due from PIPE investors	4,090,000	-
Short-term loans receivable	71,168	52,833
Total Current Assets	13,222,013	6,103,528
Long-term loans receivable, net	1,350,246	1,410,727
Property and equipment, net	16,510	6,351
Other investment	500,000
Deferred tax asset	43,411,985	-
Forward purchase derivative assets	1,085,839	-
Forward purchase receivable	39,285,754	-
Security deposit	5,036	-
Total Assets	$98,877,383	$7,520,606

LIABILITIES AND PARENT-ENTITY NET INVESTMENT AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,263,746	$43,626
Accrued expenses	5,569,026	129,546
Contract liabilities	14,583	8,333
Due to seller - current portion	33,616,468	-
Total Current Liabilities	41,463,823	181,505
Warrant liability	737,057	-
Due to seller – long-term portion	23,333,333	-
Deferred loan origination fees	102,364	-
Deferred offering costs	2,166,250
Indemnity liability	377,005	-
Total Liabilities	68,179,832	181,505

Parent-Entity Net Investment and Stockholders’ Equity
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 20,450 shares issued and outstanding on September 30, 2022, and no shares issued and outstanding on December 31, 2021, respectively	2	-
Class A common stock, $.0001 par value, 125,000,000 shares authorized, 18,715,912 issued and outstanding on September 30, 2022, and no shares issued and outstanding on December 31, 2021, respectively	1,872	-
Additional paid in capital	30,451,696	-
Retained earnings	243,981	-
Parent-Entity Net Investment	-	7,339,101
Total Parent-Entity Net Investment and Stockholders’ Equity	30,697,551	7,339,101
Total Liabilities and Parent-Entity Net Investment and Stockholders’ Equity	$98,877,383	$7,520,606

The accompanying notes are an integral part of the combined financial statements

SHF Holdings, Inc.

COMBINED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Revenue	$2,379,314	$1,716,861	$5,903,213	$5,297,457

Operating Expenses
Compensation and employee benefits	$865,595	$539,611	$2,383,117	$1,997,669
Professional services	195,464	29,288	534,494	91,558
Rent expense	30,759	24,710	82,087	48,576
Provision for loan losses	88,345	514	383,910	12,441
General and administrative expenses	373,695	176,675	856,205	578,676
Total operating expenses	$1,553,858	$770,798	$4,239,813	$2,728,920
Operating income	$825,456	$946,063	$1,663,400	$2,568,537
Other (income) expenses
Interest expense	36,002	-	36,002	-
Change in fair value of warrant liability	(868,472)	-	(868,472)	-
Change in fair value of forward purchase option derivative liability	601,691	-	601,691	-
Total other (income)/expenses	$(230,779)	-	$(230,779)	-
Net income	$1,056,235	$946,063	$1,894,179	$2,568,537
Weighted average shares outstanding, basic	18,715,912	18,715,912	18,715,912	18,715,912
Basic net income per share	$0.06	$0.05	$0.10	$0.14
Weighted average shares outstanding, diluted	20,760,912	18,715,912	20,760,912	18,715,912
Diluted net income per share	$0.06	$0.05	$0.09	$0.14

The accompanying notes are an integral part of the combined financial statements

SHF Holdings, Inc.

Combined Statements of Parent-Entity Net Investment and Stockholders’ Equity

(Unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Class A Common		Additional	Parent-		Total
	Preferred Stock		Stock		Paid-in	Entity Net	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Equity
Balance, December 31, 2021	-	-	-	-	-	$7,339,101	-	$7,339,101
Net income	-	-	-	-	-	$501,600	-	$501,600
Contribution of loan receivable from Parent	-	-	-	-	-	$59,999	-	$59,999
Balance, March 31, 2022	-	-	-	-	-	$7,900,700	-	$7,900,700
Net income	-	-	-	-	-	$336,344	-	$336,344
Contribution of loan receivable from Parent	-	-	-	-	-	$74,999	-	$74,999
Balance, June 30, 2022	-	-	-	-	-	$8,312,043	-	$8,312,043
Issuance of shares in connection with Business Combination and PIPE offering, net of issuance costs	20,450	$2	18,715,912	$1,872	$30,451,696	$(9,124,297)	-	$21,329,273
Net income	-	-	-	-	-	$812,254	$243,981	$1,056,235
Balance, September 30, 2022	20,450	$2	18,715,912	$1,872	$30,451,696	-	$243,981	$30,697,551

SHF Holdings, Inc.

Combined Statements of Parent-Entity Net Investment and Stockholders’ Equity

(Unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Class A Common		Additional	Parent-	Total
	Preferred Stock		Stock		Paid-in	Entity Net	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	Equity
Balance, December 31, 2020	-	-	-	-	-	$4,354,021	$4,354,021
Net income	-	-	-	-	-	$905,303	$905,303
Contribution of loan receivable from Parent	-	-	-	-	-	$510,250	$510,250
Net change due to allocations and distributions to Parent	-	-	-	-	-	$(938,210)	$(938,210)
Balance, March 31, 2021	-	-	-	-	-	$4,831,364	$4,831,364
Net income	-	-	-	-	-	$717,171	$717,171
Contribution of loan receivable from Parent	-	-	-	-	-	$682,500	$682,500
Net change due to allocations and distributions to Parent	-	-	-	-	-	$(699,787)	$(699,787)
Balance, June 30, 2021	-	-	-	-	-	$5,531,248	$5,531,248
Net income	-	-	-	-	-	$946,063	$946,063
Contribution from Parent	-	-	-	-	-	$31,822	$31,822
Balance, September 30, 2021	-	-	-	-	-	$6,509,133	$6,509,133

SHF Holdings, Inc.

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,894,179	$2,568,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,576	1,264
Provision for loan loss	383,910	12,441
Change in fair value of warrant and forward purchase option derivative liabilities	(266,781)
Changes in operating assets and liabilities:
Accounts receivable	(290,361)	(415,425)
Contract assets	10,641	-
Prepaid expenses	(20,457)	(19,646)
Accrued interest receivable	(17,866)	(8,989)
Accounts payable	116,050	(70,770)
Accrued expenses	153,662	98,535
Contract liabilities	6,250	16,943
Net cash provided by operating activities	1,972,803	2,182,890

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(13,735)	(344)
Issuance of new loans (net of payment received)	35,241	(415,657)
Funding of other investment	(500,000)	-
Security deposit	(5,036)	-
Net cash used in investing activities	(483,530)	(416,001)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from reverse capitalization, net of transaction costs	287,834	-
Net change in parent funding, allocations, and distributions to parent	-	(413,425)
Net cash provided by (used in) financing activities	287,834	(413,425)

Net increase in cash and cash equivalents	1,777,107	1,353,464
Cash and cash equivalents - beginning of period	5,495,905	3,001,363
Cash and cash equivalents - end of period	$7,273,012	$4,354,827

The accompanying notes are an integral part of the combined financial statements

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

Business Description

On February 11, 2022, SHF, LLC and SHF Holding Co., LLC, the sole member of SHF, LLC, and Partner Colorado Credit Union (“PCCU”), the sole member of SHF Holding Co., LLC, entered into a definitive purchase agreement (herein referred to as the “Business Combination”) with Northern Lights Acquisition Corp. (“NLIT”), a special purpose acquisition company, and its sponsor, 5AK, LLC. In connection with the closing of the Business Combination, NLIT changed its name to “SHF Holdings, Inc.” (herein referred to as the “Company”).

PCCU’s Board of Directors approved the contribution of certain assets and operating activities associated with operations from both the Branches and Safe Harbor Services (“SHS” or “Oldco”), a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, LLC with PCCU’s investment in SHF, LLC maintained at the SHF Holding Co., LLC level (the “reorganization”). The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all of Branches’ employees and certain PCCU employees were terminated from PCCU and hired as SHF, LLC employees. Collectively, Oldco, the Branches and SHF, LLC represent the “Carved-Out Operations.”= After the reorganization, SHF, LLC contains the entirety of the Carved-Out Operations and Oldco was dissolved. In addition, effective July 1, 2021, the entity entered into an Account Servicing Agreement and Support Servicing Agreement which were subsequently amended and restated and are discussed in Note 7.

Pursuant to the purchase agreement, upon the closing of the transaction, NLIT purchased all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the entity’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash. At transaction close, 1,831,683 shares of the Class A Common Stock were deposited with an escrow agent to be held in escrow for a period of 12 months following the closing date to satisfy potential indemnification claims of the parties. In addition, $3,143,388 in cash and cash equivalents representing the amount of cash on hand at July 31, 2021, less accrued but unpaid liabilities, were paid to PCCU at the final transaction close. On September 19, 2022, the parties entered into the first amendment to the purchase agreement to extend the date by which the closing had to occur from August 31, 2022 until September 28, 2022 and provide for the deferral of $30 million of the $70 million in cash due at the closing. On September 22, 2022, the parties entered into the second amendment to the purchase agreement to provide for the deferral of a total of $50 million of the $70 million due at the closing. On September 28, 2022, the parties entered into the third amendment to the purchase agreement to provide for the deferral of a total of $56,949,800 of the $70,000,000 due at the closing.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

On September 28, 2022, the parties consummated the Business Combination, resulting in NLIT, consistent with the aforementioned parameters, purchasing all of the issued and outstanding membership interests of the SHF, LLC in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash, $56,949,801 of which will be paid on a deferred basis.

In connection with the closing of the Business Combination, the status of PCCU has changed from Parent to majority shareholder of the Company pursuant to its ownership of 60.8% of the Company.

The Company generates both interest income and fee income through providing a variety of services to financial institutions desiring to service the cannabis industry including, among other things, Bank Secrecy Act and other regulatory compliance and reporting, onboarding, responding to account inquiries, responding to customer service inquiries relating to CRB depository accounts held at PCCU, and sourcing and managing loans. In addition to PCCU, the Company provides these similar services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided to other financial institutions under the Safe Harbor Master Program Agreement.

Pursuant to the purchase agreement, the Company entered into an amended services agreements under similar terms as the July 2021 agreements. In addition, in conjunction with the purchase agreement, SHF and PCCU entered into an Amended and Restated Loan Servicing Agreement. Refer to Note 7 for additional information.

The purpose of the aforementioned $56,949,800 deferral is to provide SHF Holdings, Inc. with additional cash to support its post-closing activities. Pursuant to the third amendment to the unit purchase agreement, the Company will pay the deferred consideration in one payment of $21,949,801 on or before December 15, 2022, and the $35,000,000 balance in six equal installments of $6,416,667, payable beginning on the first business day following April 1, 2023 and on the first business day of each of the following five fiscal quarters, for a total of $38,500,002, including interest of $3,500,002. Furthermore, PCCU agreed to defer $3,143,388, representing certain excess cash of SHF, LLC due to PCCU under the definitive unit purchase agreement, and the reimbursement of certain reimbursable expenses under the definitive unit purchase agreement.

On October 26, 2022, SHF Holdings, Inc., entered into a Forbearance Agreement (the “Forbearance Agreement”) with PCCU and Luminous Capital USA Inc. (“Luminous”). As per the terms of the agreement, PCCU has agreed to defer all payments owed by the Company pursuant to the Purchase Agreement for a period of six (6) months from the date hereof while the Parties engage in good faith efforts to renegotiate the payment terms applicable to the Deferred Obligation (the “Forbearance Period”).

Basis of Presentation

Financial statements have not historically been prepared for the Carved-Out Operations. For the nine months ended September 30, 2021, the combined financial statements consist of the balances of SHS and SHF as prepared on a stand-alone basis and the balances of the Branches on a “carve-out” basis. For the three and nine months ended September 30, 2022, the financial statements represent SHF on a stand-alone basis as the period is post reorganization. All intercompany transactions have been eliminated for all periods presented. These combined financial statements reflect the Company’s historical financial position, results of operations and cash flows as they have been historically managed in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).

All depository asset accounts and liabilities are retained by PCCU as the Carved-Out Operations are not organized as a chartered financial institution. Accordingly, none of the cash of PCCU has been attributed to these combined financial statements. Asset and liabilities maintained by SHS and SHF have been included in these financial statements along with any specific assets and liabilities associated with the Branches.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Revenue and expenses for the Branches were included based on specific identification as they relate to customer deposits, professional services, compensation and employee benefits, rent expense, provision for loan losses and other general and administrative expenses. Corporate allocations such as information technology, customer support, marketing, executive compensation and other general and administrative expenses are attributed to the Branches proportionately based on the size of the specifically identifiable CRB’s deposit balances, deposit activity and accounts relative to the totals of the consolidated PCCU entity. This allocation method was consistent for all periods prior to July 2021. Beginning in July 2021, a services agreement was entered into between Newco and PCCU (see Note 7). In exchange for services provided to PCCU via the Carved-Out Operations, Newco receives 100% of CRB related revenue. PCCU receives (and Newco pays) a monthly per account fee, split loan servicing fees and split investment income associated with Carved-Out Operations depository accounts. The fees are meant to represent PCCU’s cost for hosting depository accounts and funding related loans and providing certain limited infrastructure support.

Management has considered the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Branches during the periods presented.

All revenue and expenses of SHS and SHF are specific to the entity. Corporate allocations were attributed for the nine months ended September 30, 2021.

Liquidity and Going Concern

As of September 30, 2022, the Company had $7,273,012 in cash and net working capital of ($28,241,810), as compared to $5,495,905 in cash and net working capital of $5,922,023 at December 31, 2021. The driver of the working capital deficit is the current portion of the long-term payable owed to the Seller, PCCU, from the aforementioned business combination. To permit the business combination transaction to be completed, PCCU agreed to an unsecured future payment obligation of $56,949,800, the current portion of which is $33,616,468. This large payment is offset by $4,090,000 in proceeds the Company expects pursuant to the PIPE offering currently held in escrow to be released when its currently pending registration statement on Form S-1 becomes effective, as well as proceeds from the Forward Purchase Agreement subsequent to the effectiveness of the pending Form S-1. Furthermore, PCCU has agreed to a six-month deferral while the Company and PCCU negotiate a solution regarding the Company’s payment obligation to PCCU.

The Company has not incurred significant cumulative consolidated operating losses and does not have negative cash flows. As of September 30, 2022, the Company has retained earnings of $243,981; furthermore, for the nine months ended September 30, 2022, the Company generated $1,894,179 in net income and $1,972,803 in operating cash flows. The Company also has the potential ability to renegotiate its aforementioned payable with PCCU, thus eliminating any working deficit. These factors, however, do not remove substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. The accompanying unaudited combined financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. If the current terms of the aforementioned PCCU payable are enforced as contemplated, management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without maintaining its present level of business activity. The Company also believes that its pending business combination transaction, which will add additional depository accounts, incremental revenue, and additional deposits, that was agreed to on October 31, 2022 (refer to the “Subsequent Events” section within Note 14 below) will be consistent with allowing the Company to continue as a going concern.

Despite the going concern disclosure, we have determined not to take a valuation allowance on the Deferred Tax Asset (“DTA”). The Company does not have a history of operating loss or tax credit carry forwards expiring unused; no losses expected in early future years given that the Company is presently profitable; no unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis in future years; no adverse carry back or carry forward periods; and no business cyclicality concerns. The Company also has enhanced lending capacity pursuant to increased deposits and greater credit pools, additional interest income, and more service fees accentuate the Company’s stance that a DTA valuation allowance is not required.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Material estimates that are particularly subject to change in the near term include the determination of the allowance for loan losses, and the fair value of financial instruments. Actual results could differ from the estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from financial institutions, and investments with maturities of three months or less.

Concentrations of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained principally in accounts at PCCU which is insured by the National Credit Union Share Insurance Fund (“NCUSIF”) up to regulatory limits. From time to time, cash balances may exceed the NCUSIF insurance limit. The Company has not experienced any credit losses associated with its cash balances in the past.

Currently the Company only services the cannabis industry. Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

Currently the Company substantially relies on PCCU to hold customer deposits and fund its originated loans. As of this time, substantially all of the Company’s revenue is generated by deposits and loans hosted by PCCU pursuant to various services agreements.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Accounts Receivable-PCCU and Allowance for Doubtful Accounts

Accounts receivable are recorded based on account fee schedules. While fees are generated from individual CRB related accounts, amounts are initially collected by the financial institutional partners and remitted in the subsequent month. As of September 30, 2022, and December 31, 2021, 100% of the Accounts Receivable, respectively is due from PCCU. Effective January 2021 through June 2021, PCCU elected to transfer account servicing from SHS to the Branches. In accordance with this change, a policy was adopted wherein substantially all cash was collected by PCCU and retained by PCCU outside of the Branches and SHS. This policy was eliminated in conjunction with the July 2021 reorganization and execution of the Account Servicing Agreement and Support Servicing Agreement discussed at Note 7. The Company maintains allowances for doubtful accounts for estimated losses as a result of a customers’ inability to make required payments. The Company estimates anticipated losses from doubtful accounts based on days past due as measured from the contractual due date and historical collection history. The Company also takes into consideration changes in economic conditions that may not be reflected in historical trends, for example customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

At September 30, 2022 and December 31, 2021, there were no recorded allowances for doubtful accounts.

Loans Receivable

PCCU originates mortgage, commercial and consumer loans to members and other businesses. Commercial CRB loans originated by the Company and funded by PCCU are typically managed by the Company, inclusive of originated and funded loans that are on the PCCU balance sheet only. Certain CRB Loans were contributed to the Carved-out Operations. Such loans where the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at principal balance outstanding, net of an allowance for loan losses and net deferred loan origination fees and costs when applicable. Interest income on loans is recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding.

Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired, or payments are past due ninety days or more. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts are satisfied to where the loan is less than ninety days past due and future payments are reasonably assured.

Loans are evaluated for charge-off on a case-by-case basis and are typically charged off at the time of foreclosure.

Past-due status is based on the contractual terms of the loans. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if the collection of principal and interest is considered doubtful.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the required allowance for loan losses balance using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Due to the nature of uncertainties related to any estimation process, management’s estimate of loan losses inherent in the loan portfolio may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

A loan is considered impaired when, based on current information and events, full payment under the loan terms is not expected. Impairment is generally evaluated in total for smaller-balance loans of similar nature such as commercial lines of credit, but may be evaluated on an individual loan basis if deemed necessary. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The loans SHF intends to originate will be secured by various types of assets of the borrowers, including real property and certain personal property, including value associated with other assets to the extent permitted by applicable laws and the regulations governing the borrowers. The documents governing the loans also include a variety of provisions intended to provide remedies against the value associated with licenses. Collection procedures are designed to ensure that neither SHF nor its financial institution clients who provide funding for a loan, nor a third-party agent engaged to assist with the liquidation or foreclosure process, will take possession of cannabis inventory, cannabis paraphernalia, or other cannabis-related assets, nor will they take title to real estate used in cannabis-related businesses. Upon default of a loan, a third-party agent will be engaged to work with the borrower to have the borrower sell collateral securing the loan to a third party or to institute a foreclosure proceeding to have such collateral sold to generate funds towards the payoff of the loan. Applicable regulations under state law that govern CRBs generally do not permit the taking of title to real estate involved in commercial sales of cannabis, whether through foreclosure or otherwise, without prior regulatory approval. The sale of a license or other realization of the value of licenses also requires the approval of state and local regulatory authorities. A defaulted loan may also be sold if such a sale would yield higher proceeds or that a sale could be accomplished more quickly than a foreclosure proceeding while yielding proceeds comparable to what would be expected from a foreclosure sale. Such sale of the loan would be conducted through a third-party administrative agent. However, SHF can provide no assurances that a sale of such loans would be possible or that the sales price of such loans would be sufficient to recover the outstanding principal balance, accrued interest, and fees.

Net Deferred Loan Origination Fees and Cost

When included with a new loan origination, the Company receives loan origination fees in conjunction with new loans funded and any indemnified liabilities which are not recorded on the balance sheet from our financial institution partners. Where applicable, the loan origination fee is netted with loan origination costs associated with originating a specific loan. These loan origination costs are typically incremental direct costs (non-reimbursed) paid to third parties. Net loan origination fees are initially deferred and recognized as interest income utilizing the interest method.

Indemnity Liability

Effective February 11, 2022, SHF entered into an Amended and Restated Loan Servicing Agreement with PCCU. Under the Loan Servicing Agreement, PCCU, in exchange for a fee at an annual rate of 0.25% of the outstanding principal balance, funds certain loans. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to SHF’s cannabis-related business, including but not limited to default-related loan losses as defined in the Loan Servicing Agreement. The indemnification component of the Loan Servicing Agreement (refer to Note 7) is accounted for in accordance with ASC 450-20 Loss Contingencies. In determining the applicability of ASC 450-20, we considered that the agreement outlines a broad indemnification of all claims related to the cannabis-related business. The most immediate and potentially significant of these are potential default-related loan losses. In the lending industry, it is inherently anticipated future loan losses will result from currently issued debt. SHF’s indemnity obligation is subordinate to PCCU’s and other financial institution clients’ other means of collecting on the loans including foreclosure of the collateral, recourse against personal and/or corporate guarantors and other default remedies available in the loan agreements. Since borrowers are not party to the agreement between SHF and PCCU, any indemnity payments do not relieve borrowers of their obligation to PCCU nor would such payments preclude PCCU’s right to future recoveries from the debtor. Therefore, as defined in ASC 450-20, the indemnification clause represents a general loss contingency in that it is an existing condition, situation or set of circumstances involving uncertainty as to possible loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. SHF’s indemnity liability reflects SHF management’s estimate of probable loan losses inherent under the agreement at the balance sheet date. Management uses a disciplined process and methodology to establish the liability, and the estimates are sensitive to risk ratings assigned to individual loans covered by the agreement as well as economic assumptions driving the estimation model. Individual loan risk ratings are evaluated quarterly by SHF management based on each situation.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

In addition to default-related loan losses, SHF continuously monitors all other circumstances pursuant to the agreement and identifies events that may necessitate a loss contingency under the Loan Servicing Agreement. A loss contingency is reported when it is both probable that a future event will confirm that a loss had been incurred on or before the related balance sheet date and the loss is reasonably estimable.

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation. Depreciation is provided over the assets’ useful lives on a straight-line basis - 4-5 years for equipment and furniture and fixtures. Repairs and maintenance costs are expensed as incurred.

Management periodically assesses the estimated useful life over which assets are depreciated or amortized. If the analysis warrants a change in the estimated useful life of property and equipment, management will reduce the estimated useful life and depreciate or amortize the carrying value prospectively over the shorter remaining useful life.

The carrying amounts of assets sold or retired and the related accumulated depreciation are eliminated in the period of disposal and the resulting gains and losses are included in the results of operations during the same period.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of tangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. There were no impairments for the three and nine months ended September 30, 2022 and the year ended December 31, 2021.

Other Investments

These investments are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Fair Value Measurements

The Company utilizes the fair value hierarchy to apply fair value measurements. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair values that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The basis for fair value measurements for each level within the hierarchy is described below:

Level 1 — Quoted prices for identical assets or liabilities in active markets.

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 —Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable.

With the exceptions of loans receivable, warrants (public and private), and the derivative liability, the Company considers the carrying amounts of its financial instruments (cash, accounts receivable and accounts payable) in the balance sheet to approximate fair value because of the short-term or highly liquid nature of these financial instruments. The fair values of loans receivables, warrants, and derivative are fully disclosed in Note 10.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under previous accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s financial statements as of the date of adoption. As a result, a cumulative- effect adjustment was not required.

Revenue is recorded at a point in time when the performance obligation is satisfied, and no contingencies exist. Revenue consists primarily of fees earned on deposit accounts held at PCCU but serviced by the Company such as bank account charges, onboarding income, account activity fee income and other miscellaneous fees.

In addition, the Company recognizes revenue from the Master Program Agreement. The Master Program Agreement is a non-exclusive and non-transferable right to implement and utilize the Safe Harbor Program. The Safe Harbor Program has two performance obligations; an implementation fee recognized when the contract is effective, and a service fee recognized ratable over the contract term as the compliance program is executed.

Lastly, the Company also records revenue for interest on loans and investment income allocated by PCCU based on specific customer balances.

Amounts received in advance of the service being provided is recorded as a liability under deferred revenue on the combined balance sheets. Typical Safe Harbor Program contracts are three-year contracts with amounts due monthly, quarterly or annually based on contract terms.

Customers consist of financial institutions providing services to CRBs. Revenues are concentrated in the United States.

Contract Assets / Contract Liabilities

A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer. Conversely, the Company recognizes a contract liability if the customer’s payment of consideration precedes the reporting entity’s performance.

As of September 30, 2022, the Company reported contract assets and contract liabilities of $7,676 and $14,583, respectively, from contracts with customers. As of December 31, 2021, the Company reported a contract asset and liability of $18,317 and $8,333, respectively. During the three and nine months ended September 30, 2022, the Company recognized revenue $18,987 and $59,081, respectively related to the contract liability outstanding at December 31, 2021.

Advertising/Marketing Costs

Advertising/marketing costs are expensed as incurred. For the three and nine months ended September 30, 2022, advertising/marketing costs were $81,130 and $231,970, respectively. For the three and nine months ended September 30, 2021, advertising/marketing costs were $21,327 and $48,730, respectively.

Software Development Cost

The Company applied agile development methodologies to their software development projects, which are characterized by a more dynamic development process with more frequent and iterative revisions to the product features and functions as the software is being developed. Due to the shorter development cycle and focus on rapid production associated with agile development, the costs incurred to get to, and have incurred after the achievement of technological feasibility, have been expensed as incurred.

Software development costs amounted to $35,880 and $88,550 for the three and nine months ended September 30, 2022, respectively. Software development costs amounted to $30,973 and $88,499 for the three and nine months ended September 30, 2021, respectively.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Warrants Liability

The Company accounts for the warrants assumed in the business combination in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations

Earnings Per Share

Basic and diluted earnings per share are computed and disclosed in accordance with FASB ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

Income Tax

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are adjusted through the provision for income taxes as changes in tax laws or rates are enacted.

Effective September 28, 2022, the Company complies with the accounting and reporting requirements of ASC Topic 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

PCCU was exempt from most federal, state, and local taxes under the provisions of the Internal Revenue Code and state tax laws. However, PCCU was subject to unrelated business income tax. The Carved-Out Operations were wholly owned by PCCU and therefore, were exempt from most federal and state income taxes. The ASC Topic 740, “Income Taxes,” under US GAAP clarifies accounting for uncertainty in income taxes reported in the financial statements. The interpretation provides criteria for assessment of individual tax positions and a process for recognition and measurement of uncertain tax positions. Tax positions are evaluated on whether they meet the “more likely than not” standard for sustainability on examination by tax authorities. The Company’s Management has determined there are no material uncertain tax positions.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods. If management is unable to estimate a portion of its ordinary income, but is otherwise able to reliably estimate the remainder, ASC 740-270-25-3 provides that the tax applicable to that item be reported in the interim period in which the item occurs. The tax (or benefit) related to ordinary income (or loss) shall be computed at an estimated annual effective tax rate and the tax (or benefit) related to all other items shall be individually computed and recognized when the items occur. Management is unable to estimate a portion of its ordinary income and as a result had computed the company’s tax provision in accordance with ASC 740-270-25-3. The Company’s effective tax rate was 0.00% and 0.00% for the three months ended September 30, 2022, and 2021, respectively, and 0.00% and 0.00% for the nine months ended September 30, 2022 and September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021 primarily due to the aforementioned tax exemption available to PCCU.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

ASC Topic 740 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Offering Costs Associated with the Initial Public Offering and PIPE Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs allocated to warrants in the statements of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Deferred offering costs as of September 30, 2022 consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the PIPE Offering.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective and are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In November 2019, the FASB issued ASU No. 2019-10 Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The update allows the extension of the initial effective date for entities which have not yet adopted ASU No. 2016-02. The standard is effective for annual reporting periods beginning after December 15, 2022 for private companies and SEC filers classified as smaller reporting entities, with early adoption permitted. Entities apply the standard’s provisions by recording a cumulative effect adjustment to retained earnings. The Company has not yet adopted ASU 2016-13 and is currently assessing the impact of this new standard on its financial statements.

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). This update clarifies the interaction between ASC 808, Collaborative Arrangements and ASC 606, Revenue from Contracts with Customers (“ASU 2018-18”). The update clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue if the counterparty is not a customer for that transaction. ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606 and early adoption is permitted.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

The ASU’s amendments were effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods therein. The adoption of this standard did not have a material impact on the Company’s financial statements as the Company does not have any collaborative agreements. However, there is a potential for the Company to enter into collaborative agreements in the future, as it expands into additional markets.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). FASB issued ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. In June 2020, FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Deferral of the Effective Dates for Certain Entities, which deferred the effective date of ASU 2016-02 to annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. Management is currently evaluating this standard but anticipates the adoption of the new lease standard to be immaterial. Effective July 1, 2022, the Company amended its existing lease to a month-to-month lease and therefore no asset or liability amounts are reported pursuant to ASC 842.

Business Combination

The Business Combination detailed in Note 1 above was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, NLIT is treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of SHF issuing shares for the net assets of NLIT, accompanied by a recapitalization. The net assets of NLIT are recognized at fair value (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded.

Other related events in connection with the Business Combination are summarized below:

●	The 2,875,000 of Founder Class B Stock converted at the closing to an equal number of shares of Class A stock.

●	Upon closing of the Business Combination, 11,386,139 shares of Class A Stock were issued to the Seller as set forth in and pursuant to the terms of the Purchase Agreement.

The Seller was due to receive a cash payment of $3.1 million at the consummation of the Business Combination, which represented the amount of SHF’s cash on hand at July 31, 2021, less accrued but unpaid liabilities. In addition, pursuant to the terms of the purchase agreement, the Company is responsible for reimbursing the Seller for its transaction expenses.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

●	Approximately $56.9 million of the $70.0 million of cash proceeds due to PCCU was deferred and is due to the Seller. Approximately $21.9 million of the amount is payable to PCCU beginning December 15, 2022. The residual $35.0 million is due in six quarterly instalments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 7.7%. A sum of 1,200,000 founder shares were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of SHF amounting to $9,124,297 on the date of the business combination was transferred to additional paid in capital.
●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred are convertible into 2,045,000 shares of Class A Stock assuming a purchase price of $10.00 per share of Class A Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of a registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount will be released with the remaining amount released once all securities are included in an effective registration statement.

●	For tax purposes, the transaction will be treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $43,411,985, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to recorded in accordance with accounting principles generally accepted in the United States of America.

●

Preferred Stock

The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022, there were 20,450 preferred shares issued or outstanding and no preferred shares outstanding on December 31, 2021.

●

Class A Common Stock

The Company is authorized to issue up to 125,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 18,715,912 and 0 shares, respectively, of Class A Common Stock issued or outstanding. As of September 30, 2022, 3,804,872 Class A Common Stock are held by the purchasers under that certain forward purchase agreement dated June 16, 2022 by and among the Company and such purchasers.

●

Parent-Entity Net Investment

Parent-Entity Net Investment balance in the combined balance sheets represents PCCU’s historical net investment in the Carved-Out Operations. For purposes of these combined financial statements, investing requirements have been summarized as “Parent-Entity Net Investment” and represents equity as no cash settlement with PCCU is required. No separate equity accounts are maintained for SHS, SHF or the Branches.

Note 3. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Commercial real estate loans receivable, gross	$1,443,060	1,478,301
Allowance for loan losses	(21,646)	(14,741)
Commercial real estate loans receivable, net	1,421,414	1,463,560
Current portion	(71,168)	(52,833)
Noncurrent portion	$1,350,246	1,410,727

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Note 4. Other Investment

At September 30, 2022, the Company had a $500,000 unsecured loan receivable amount that contained a conversion feature. The Company had the right to convert the outstanding balance of the loan, including all accrued but unpaid interest, into equity of the borrower. In the event that no agreement for acquisition is reached, the Company, in its sole and subjective discretion, may elect to proceed under the existing repayment schedule or convert the loan to equity. Given this conversion feature, the amount receivable from the borrower is thus classified as an “Other Investment” as of September 30, 2022.

Note 5. Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.

The allowance may consist of specific and general components. While the allowance may consist of general and specific components, the allowance is general in nature and is available for the loan portfolio in its entirety.

The allowance for loan losses consists of the following activity for the three and nine months ended September 30, 2022 and 2021:

	Unsecured loan	Commercial real estate loans	Total
Nine Months ended September 30, 2022:
Allowance for loan losses:
Beginning balance	$-	$14,741	$14,741
Charge-offs	-	-	-
Recoveries	-	-	-
Provision	10,500	6,905	6,905
Ending balance	$10,500	$21,646	$21,646

Three Months ended September 30, 2022:
Allowance for loan losses:

Beginning balance	$10,500	$21,801	$21,801
Charge-offs	-	-	-
Recoveries	-	-	-
Provision (benefit)	-	(155)	(155)
Ending balance	$10,500	$21,646	$21,646

Loans receivable at September 30, 2022
Individually evaluated for impairment	$-	$-	$-
Collectively evaluated for impairment	500,000	1,443,060	1,443,060
	$500,000	$1,443,060	$1,443,060

Allowance for loan losses at September 30, 2022
Individually evaluated for impairment	$-	$-	$-
Collectively evaluated for impairment	10,500	21,646	21,646
	$10,500	$21,646	$21,646

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

	Unsecured loan	Commercial real estate loan	Total
Nine Months ended September 30, 2021:
Allowance for loan losses:
Beginning balance	$-	$13,342	$13,342
Charge-offs	-	-	-
Recoveries	-	-	-
Provision	-	12,441	12,441
Ending balance	$-	$25,783	$25,783

Three Months ended September 30, 2021:
Allowance for loan losses:

Beginning balance	$-	$25,269	$25,269
Charge-offs	-	-	-
Recoveries	-	-	-
Provision	-	514	514
Ending balance	$-	$25,783	$25,783

Loans receivable at September 30, 2021
Individually evaluated for impairment	$-	$-	$-
Collectively evaluated for impairment	-	1,741,475	1,741,475
	$-	$1,741,475	$1,741,475

Allowance for loan losses at September 30, 2021
Individually evaluated for impairment	$-	$-	$-
Collectively evaluated for impairment	-	25,783	25,783
	$-	$25,783	$25,783

At September 30, 2022 and September 30, 2021, no loans were past due, classified as non-accrual or considered impaired.

Indemnity Liability

As discussed at Note 7, and pursuant to PCCU Agreements, PCCU funds loans originated and serviced by SHF either directly or through a third-party vendor. SHF retains the associated interest and pays PCCU a fee at an annual rate of 0.25% of the outstanding loan principal. The below schedule details outstanding amounts funded by PCCU and categorized as either collateralized loans or unsecured loans and lines of credit. No loans were funded by PCCU prior to January 1, 2022.

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Secured term loans	$17,200,000	$-
Unsecured loans and lines of credit	528,042	-
Total loans funded by Parent	$17,728,042	$-

All amounts were performing at September 30, 2022. Secured loans contained an interest rate ranging from 8.25% to 12.0%. Unsecured loans and lines of credit contain variable rates ranging from Prime + 1.5% to Prime + 6%. Unsecured lines of credit had incremental availability of $996,958 and $225,000 at September 30, 2022 and December 31, 2021.

SHF’s indemnity liability reflects SHF management’s estimate of probable loan losses inherent under the agreement at the balance sheet date. Management uses a disciplined process and methodology to establish the liability, and the estimates are sensitive to risk ratings assigned to individual loans covered by the agreement as well as economic assumptions driving the estimation model. Individual loan risk ratings are evaluated at least a quarterly based on each situation by SHF management. Given the Company’s limited lending history, the estimate is based on risk adjusted national charge off rates as published by the US Federal Reserve.

The indemnity liability activity on September 30, 2022 are as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	(Unaudited)	(Unaudited)

Beginning balance	288,505	-
Charge-offs	-	-
Recoveries	-	-
Provision	88,500	377,005
Ending balance	377,005	377,005

All loans were current and considered performing at September 30, 2022

SHF has agreed to indemnify PCCU from all claims related to SHF’s cannabis-related business. Other than potential loan losses, no other circumstances were identified meeting the requirements of a loss contingency.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

The provision for loan losses on the statement of operations consists of the following activity for the three and nine months ended September 30, 2022:

	Three months ended			Nine months ended
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	(155)	88,500	88,345	6,905	377,005	383,910

Note 6. Property and equipment, net

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Equipment	$41,815	$28,080
Office furniture	7,070	7,070
	48,885	35,150
Less: accumulated depreciation	(32,375)	(28,799)
Property and equipment, net	$16,510	$6,351

Depreciation expense was $3,576 and $1,264 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Note 7. Related party transactions

Account Servicing Agreement

Effective July 1, 2021, SHF, LLC (“SHF”) entered into an Account Servicing Agreement with PCCU. SHF provides services as per the agreement to CRB accounts at PCCU. In addition to providing the services, SHF assumes the costs associated with the CRB accounts. These costs include employees to manage account onboarding, monitoring and compliance, rent and office expense, insurance and other operating expenses necessary to service these accounts. Under the agreement, PCCU agrees to pay SHF all revenue generated from CRB accounts. Amounts due to SHF are due monthly in arrears and upon receipt of invoice. The agreement is for an initial term of 3 years from the effective date. It shall renew thereafter for 1-year terms until either SHF or PCCU provide sixty days prior written notice. The agreement was amended and restated in conjunction with the contemplated Business Combination with substantially similar terms.

Pursuant to this agreement, as amended and restated, the Company reported revenue of $2,340,716 and $5,777,446 for the three month and nine month periods ended September 30, 2022 and $1,633,667 and $4,938,413 for the three and nine month periods ended September 30, 2021.

Support Services Agreement

Effective July 1, 2021, SHF entered into a Support Services Agreement with PCCU. In connection with PCCU hosting the depository accounts and the related loans and providing certain infrastructure support, PCCU receives (and SHF pays) a monthly fee per depository account. In addition, 25% of any investment income associated with CRB deposits is paid to PCCU. The respective duties and obligations as per the agreement commenced on the effective date and continue unless terminated by either SHF or PCCU upon giving sixty days prior written notice. The agreement was amended and restated in conjunction with the contemplated Business Combination with substantially similar terms.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Pursuant to these agreements and as amended and restated, the Company reported expense of $204,535 and $420,085 for the three-month and nine-month periods ended September 30, 2022, and $93,285 and $261,496 for the three-month and nine-month periods ended September 30, 2021.

Significant terms of the Amended and Restated Accounting Servicing Agreement and Support Services Agreement are as follows:

●	Pursuant to the Account Servicing Agreement, SHF’s fees for such services will equal all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system. The Account Servicing Agreement and Support Services Agreement are for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. The Account Servicing Agreement will also terminate within 60 days of SHF no longer qualifying as a “credit union service organization” (a “CUSO”) or within 60 days of the assumption by a third party of all CRB-related accounts. On May 23, 2022, SHF and PCCU entered into the Second Amended and Restated Account Servicing Agreement and Support Services Agreement, which agreement amended and restated the Amended and Restated Account Servicing and Support Services Agreements to remove the provision providing for the termination of the agreements within 60 days of SHF no longer qualifying as a “credit union service organization,” as SHF ceased to qualify as a CUSO following the closing of the Business Combination.

●	Pursuant to the Support Services Agreement, as amended, PCCU will continue to provide to SHF certain operational and administrative services relating to, among other things, human resources, employee benefits, IT and systems, accounting and marketing and capacity for CRB depository accounts for a monthly fee equal to $30.96 per account in 2022 and $25.32 per account in 2023 and 2024. In addition, investment income from CRB-related cash and investments (excluding loans) will be shared 25% to PCCU and 75% to SHF and SHF will reimburse PCCU for any of its out-of-pocket expenses relating to the services provided to SHF. The Amended and Restated Support Services Agreement also sets forth certain agreements of PCCU to limit bonus distributions to its members to $30,000,000 during any 12-month period following the effective date of the agreement. Finally, under the Support Services Agreement PCCU will continue to allow its ratio of CRB-related deposits to total assets to equal at least 65% unless otherwise dictated by regulatory, regulator or policy requirements. The below schedule demonstrates PCCU’s deposit capacity at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
PCCU total assets	$636,482,187	$575,170,939
Capacity at 65%	413,713,422	373,861,110
CRB related deposits	165,697,653	146,267,976
Incremental capacity	$248,015,769	$227,593,134

PCCU policy also requires they maintain an internal ratio of net worth to total assets of at least 10%. CRB related deposit capacity maybe limited if PCCU ratio declines below this threshold.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into an Amended and Restated Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU will receive a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related loan losses as defined in the Loan Servicing Agreement. The agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal or there is a termination for cause, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. The agreement was amended and restated in conjunction with the contemplated Business Combination with substantially similar terms.

SHF’s loan program currently depends on PCCU as SHF’s largest funding source for new loans to CRBs. Under PCCU’s loan policy for loans to CRBs, PCCU’s Board of Directors has approved aggregate lending limits at the lessor of 1.3125 times PCCU’s net worth or 65% of total CRB deposits. Concentration limits for the deployment of loans are further categorized as i) real estate secured, ii) construction, iii) unsecured and iv) mixed collateral with each category limited to a percentage of PCCU’s net worth. In addition, loans to any one borrower or group of associated borrowers are limited by applicable National Credit Union Association regulations to the greater of $100,000 or 15% of PCCU’s net worth.

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits at September 30, 2022. No amounts were funded prior to January 1, 2022.

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
CRB related deposits	$165,697,653	$146,267,976
Capacity at 65%	107,703,474	95,074,184
PCCU net worth	97,656,494	61,925,336
Capacity at 1.3125	128,174,148	81,227,003
Limiting capacity	$128,174,148	$81,227,003
PCCU loans funded	17,728,042	-
Amounts available under lines of credit	996,958	225,000
Incremental capacity	$109,449,148	$81,002,003

Pursuant to this agreement, the Company reported expenses of $9,160 and $14,264 for the three-month and nine-month periods ended September 30, 2022 and $0 for the three-month and nine-month periods ended September 30, 2021.

Collectively the Account Servicing Agreement, Support Servicing Agreement and Loan Servicing Agreement are referred to as the “Parent Agreements.”

Operating leases

Effective July 1, 2021, SHF entered into a one-year gross lease with PCCU to lease space in its existing office at a monthly rent of $5,400. Effective July 1, 2022, the Company amended its existing lease to a month-to-month lease and therefore no asset or liability amounts are reported pursuant to ASC 842.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Note 8. Revenue

Disaggregated revenue

Revenue by type are as follows:

For the three-month period ended September 30,	2022	2021
	(Unaudited)	(Unaudited)
Deposit, activity, onboarding income	$1,369,559	$1,494,204
Safe Harbor Program income	38,598	83,194
Investment income	558,860	111,052
Loan interest income	412,297	28,411
Total Revenue	$2,379,314	$1,716,861

For the nine-month period ended September 30,	2022	2021
	(Unaudited)	(Unaudited)
Deposit, activity, onboarding income	$4,179,323	$4,588,471
Safe Harbor Program income	125,767	359,044
Investment income	935,993	271,113
Loan interest income	662,130	78,829
Total Revenue	$5,903,213	$5,297,457

Note 9. Commitments and contingencies

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.

Note 10. Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value hierarchy ranks the inputs used in measuring fair value as follows:

○	Level 1 – Observable, unadjusted quoted prices in active markets
○	Level 2 – Inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability
○	Level 3 – Unobservable inputs with little or no market activity that require the Company to use reasonable inputs and assumptions

The Company uses fair value measurements to record adjustments to certain financial assets and liabilities on a recurring basis. The Company may be required to record certain assets at fair value on a nonrecurring basis in specific circumstances, such as evidence of impairment. Methodologies used to determine fair value might be highly subjective and judgmental in nature; therefore, valuations may not be precise. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

 Assets and Liabilities Reported at Fair Value on a Recurring Basis

Public and Private Placement Warrants:

Public and private placement warrants are recorded at fair value on a recurring basis. The Company obtains dealer quotes, Level 1 and Level 3 inputs, based on observable data to value these warrants.

Forward purchase option derivative:

Forward purchase option derivative are recorded at fair value on a recurring basis. The Company obtains dealer quotes, Level 3 inputs, based on observable data to value these warrants.

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on September 30, 2022:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)

Description
Liabilities:
Public warrants	$704,375	$704,375	-
Private placement warrants	$32,682	-	$32,682
Assets:
Forward purchase option derivative	$1,085,839	-	$1,085,839

Assets Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities recorded at fair value on a nonrecurring basis for the periods ended September 30, 2022, and December 31, 2021.

Fair Value of Financial Instruments

The Company uses various methodologies and assumptions to estimate the fair value of certain financial instruments. With the exceptions of loans receivable, warrants and forward purchase option derivatives, the Company considers the carrying amounts of its financial instruments (cash, accounts receivable and accounts payable) in the balance sheet to approximate fair value because of the short-term or highly liquid nature of these financial instruments.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on September 30, 2022
			Fair value measurement using
	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	7,273,012	7,273,012	7,273,012	-	-
Accounts receivable – trade	813,257	813,257	813,257	-	-
Contract assets	7,676	7,676	7,676	-	-
Prepaid expenses	941,478	941,478	941,478	-	-
Accrued interest receivable	25,422	25,422	25,422	-	-
Forward purchase derivative assets	1,085,839	1,085,839	1,085,839	-	1,085,839
Loans	1,421,414	1,280,815	-	-	1,280,815

Liabilities
Accounts payable	2,263,746	2,263,746	2,263,746	-	-
Accrued expenses	5,569,026	5,569,026	5,569,026	-	-
Contract liabilities	14,583	14,583	14,583	-	-
Public Warrants	704,375	704,375	704,375	-	-
Private Placement Warrants	32,682	32,682	-	-	32,682

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

	As on December 31, 2021
			Fair value measurement using
	Carrying amount	Fair value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	5,495,905	5,495,905	5,495,905	-	-
Accounts receivable – trade	522,896	522,896	522,896	-	-
Contract assets	18,317	18,317	18,317	-	-
Prepaid expenses	6,021	6,021	6,021	-	-
Accrued interest receivable	7,556	7,556	7,556	-	-
Loans	1,463,560	1,417,637	-	-	1,417,637

Liabilities
Accounts payable	43,626	43,626	43,626	-	-
Accrued expenses	129,546	129,546	129,546	-	-
Contract liabilities	8,333	8,333	8,333	-	-

The change in the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value are presented in the following table:

	As on September 30, 2022
	Warrants Liability	Forward purchase derivative assets
Balance at the beginning of the period	-	-
Acquired under business combination	1,605,529	1,687,530
Fair value adjustment	(868,472)	(601,691)
Balance at the end of the period	737,057	1,085,839

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The Warrants are measured at fair value on a recurring basis. The Warrants were initially valued using a Modified Monte Carlo Simulation. As of September 30, 2022, the warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is a Level 1 measurement due to the use of an observable market quote in an active market.

The fair value of the forward purchase option derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Company measured the fair value of the forward purchase option derivative upon execution of the Forward Purchase Agreement and as of September 30, 2022, with the respective fair value adjustments recorded within its Statements of Operations. The Company will continue to monitor the fair value of the forward option derivative each reporting period with subsequent revisions to be recorded in the Statements of Operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the warrants as of their measurement dates:

September 30, 2022
Exercise price	11.50
Share Price	6.99
Expected term (years)	4.99
Probability of Acquisition	100.0%
Volatility	11.3%
Risk-free rate	4.06%
Dividend yield (per share)	0.00%

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase agreement as of their measurement dates:

September 30, 2022
Share Price	6.99
Expected term (years)	3
Probability of Acquisition	100%
Volatility	11.3%
Risk-free rate	4.25%
BB Bond rate	7.72%
C bond rate	15.63%

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Note 11. Earnings Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders’ by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders’ by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted earnings per share calculation, the Company uses the “if-converted” method for preferred stock and convertible debt and the “treasury stock” method for Warrants and Options.

As the Business Combination and related transactions are being reflected as if they had occurred at the beginning of the period presented, the calculation of weighted average shares outstanding for basic and diluted net income per share assumes that the shares issued in connection with the Business Combination have been outstanding for the entire period presented.

	For the Nine Months Ended September 30,
	2022	2021
Net income	1,894,179	2,568,537
Weighted average shares outstanding – basic	18,715,912	18,715,912
Basic net earnings per share	0.10	0.14
Weighted average shares outstanding – diluted**	20,760,912	18,715,912
Diluted net earnings per share	0.09	0.14

	For the Three Months Ended September 30,
	2022	2021
Net income	1,056,235	946,063
Weighted average shares outstanding – basic	18,715,912	18,715,912
Basic net earnings per share	0.06	0.05
Weighted average shares outstanding – diluted**	20,760,912	18,715,912
Diluted net earnings per share	0.06	0.05

Weighted average share calculations, basic	As of,
	September 30, 2022	September 30, 2021
Company public shares	3,926,598	2,568,537
Company initial stockholders’	3,403,175	18,715,912
SHF stockholders’	11,386,139	11,386,139
Weighted average shares outstanding – basic	18,715,912	18,715,912

Weighted average shares calculations, diluted	As of,
	September 30, 2022	September 30, 2021
Company public shares	3,926,598	2,568,537
Company initial stockholders’	3,403,175	18,715,912
PIPE Investors**	2,045,000	-
SHF stockholders’	11,386,139	11,386,139
Weighted average shares outstanding – diluted	20,760,912	18,715,912

**	PIPE investors initial shares represent preferred stock without voting rights. Preferred stock initially converts at $10 per share which would result in an additional 2,045,000 shares of Class A Stock.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Note 12. Forward Purchase Agreement

On June 16, 2022, NLIT entered into a Forward Purchase Agreement with Midtown East Management NL, LLC (“Midtown East”). Subsequent to entering into the Forward Purchase Agreement, the Company, NLIT, and Midtown East entered into assignment and novation agreements with Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”), pursuant to which Midtown East assigned its obligations as to 1,666,666 shares of the shares of Class A Stock to be purchased under the Forward Purchase Agreement to each of Verdun and Vellar. As contemplated by the Forward Purchase Agreement:

●	Prior to the Closing, Midtown East, Verdun and Vellar purchased approximately 3.8 million shares of NLIT Class A common stock directly from investors at market price in the public market. Midtown East and other counter parties waived their redemption rights with respect to the acquired shares;

●	One business day following the Closing, NLIT paid approximately $39.3 million from the cash held in its trust account to Midtown East; Verdun and Vellar for the shares purchased and approximately $0.3 million in related expense amounts.

●	At any time prior to the Maturity Date (defined as the earlier of i) the third anniversary of the Closing of the Business Combination, ii) the shares are delisted from The Nasdaq Stock Market or (iii) during any 30 consecutive Scheduled Trading Day-period following the closing of the Business Combination, the Volume Weighted Average Share Price (VWAP) Price for 20 Scheduled Trading Days during such period shall be less than $3.00 per share), Midtown East, Verdun and Vellar may elect an optional early termination to sell some or all of the shares (the “Terminated Shares”) of Class A Stock in the open market. If Midtown East, Verdun and Vellar sell any shares prior to the Maturity Date, the pro-rata portion of the Reset Price will be released from the escrow account and paid to SHF. Midtown East, Verdun and Vellar shall retain any proceeds in excess of the Reset Price that is paid to SHF.

●	At the Maturity Date, Midtown East, Verdun and Vellar shall be entitled to (1) the product of the shares then held by them multiplied by the Forward Price, and (2) an amount, in cash or shares at the sole discretion of NLIT, equal to (a) in the case of cash, the product of(i)(x) 3.8 million shares less (y) the number of Terminated Shares and (ii) $2.00 (the “Maturity Cash Consideration”) and (b) in the case of shares, (i) the Maturity Cash Consideration divided by (ii) the VWAP Price for the 30 Scheduled Trading Days prior to the Maturity Date.

Note 13. Warrant Liability

As of September 30, 2022, the Company has 5,750,000 Warrants and 264,088 Private Placement Warrants; there are no warrants as of December 31, 2021.

Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units and only whole warrants will trade.

The Warrants will become exercisable on the later of (i) the date of the completion of a Business Combination and (ii) 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants become exercisable when the price per Class A Common Stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A Common Stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption rights; this is also the case if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Placement Warrants are identical to the Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A Common Stock issuable upon the exercise of the Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

SHF Holdings, Inc.

COMBINED NOTES TO FINANCIAL STATEMENTS

Note 14. Subsequent events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued. The Company noted the following subsequent events that occurred after the balance sheet date of September 30, 2022:

●	On October 26, 2022, SHF Holdings, Inc., entered into a Forbearance Agreement (the “Forbearance Agreement”) with PCCU and Luminous Capital USA Inc. (“Luminous”). As per the terms of the agreement, PCCU has agreed to defer all payments owed pursuant to the Purchase Agreement for a period of six (6) months from the date hereof while the Parties engage in good faith efforts to renegotiate the payment terms applicable to the Deferred Obligation (the “Forbearance Period”).

●	On October 29, 2022, SHF Holdings, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the PCCU, SHF Merger Sub I and a direct wholly-owned subsidiary of Parent (“Merger Sub I”), SHF Merger Sub II, LLC, and a direct wholly-owned subsidiary of Parent (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), Rockview Digital Solutions, Inc., d/b/a Abaca (the “Company”) and Dan Roda, solely in such individual’s capacity as the representative of the Company Security Holders (the “Company Stockholders’ Representative”). The Merger Agreement provides that the Parent will acquire the Company in exchange for (a) cash consideration in an amount equal to (i) $9,000,000 ($3,000,000 is payable at closing, with an additional $3,000,000 payable at each of the one-year and two-year anniversaries of the closing); and (b) $21,000,000 of validly issued, fully paid and non-assessable shares of the Parent’s common stock, $0.0001 par value per share, payable in two installments of $8,400,000 on the closing date of merger and $12,600,000 on the first anniversary of the closing year. This transaction is expected to close in the fourth quarter of 2022.

●	On November 2, 2022, EF Hutton, a division of Benchmark Investments, LLC (“EF Hutton”) issued a notice of default to the Company towards a promissory note (the “Note”) entered with the company on September 28, 2022, amounting to $2,166,250. The Note provides that the Company was obligated to pay EF Hutton the principal sum of $2,166,250 on the following schedule: (i) $715,750 on October 14, 2022 and (ii) $362,625 on each of October 31, 2022, November 30, 2022, December 31, 2022, and January 31, 2023. The legal notice indicates that the principal balance of the $1,450,500 is immediately due and payable with default interest of 24% per annum, and that EF Hutton intended to pursue legal action if full payment was not received by November 7, 2022. EF Hutton claimed that SHF defaulted on the Note by failing to pay the $362,625 instalment payment due on October 31, 2022. The Company is currently investigating available remedies and intends to defend itself against any claims.

●	As noted in Note 12 above, on June 16, 2022, NLIT entered into a Forward Purchase Agreement with Midtown East. Subsequent to entering into the Forward Purchase Agreement, the Company, NLIT, and Midtown East entered into assignment and novation agreements with Verdun and Vellar pursuant to which Midtown East assigned its obligations as to 1,666,666 shares of the shares of Class A Stock to be purchased under the Forward Purchase Agreement to each of Verdun and Vellar. As contemplated by the Forward Purchase Agreement, should the Volume Weighted Average share Price (VWAP) Price for 20 Scheduled Trading Days be less than $3.00 prior to the maturity date, Midtown East, Verdun and Vellar may elect an optional early termination to sell some or all of the shares (the “Terminated Shares”) of Class A Stock in the open market. If Midtown East, Verdun and Vellar sell any shares prior to the Maturity Date, the pro-rata portion of the Reset Price will be released from the escrow account and paid to SHF. Midtown East, Verdun and Vellar shall retain any proceeds in excess of the Reset Price that is paid to SHF. The Company will continue to monitor the aforementioned VWAP during the fourth quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section to “we,” “us,” or “our” refer to SHF Holdings, Inc. (herein referred to as the “Company”). References to “management” refer to our officers and board of directors. The following discussion and analysis of our financial performance and results of operations should be read in conjunction with our condensed consolidated financial statements.

Forward Looking Statements

All statements other than statements of historical facts contained in this report, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, and financial needs.

Overview

Founded in 2015 by PCCU (please see “Business Reorganization” below for a description of SHF’s organization), SHF’s mission is to provide access to reliable and compliant financial services for the legal cannabis industry. Through that mission and as an early leader with over seven years of experience, SHF is a leading provider of access to reliable and compliance driven banking, lending and other financial services to financial institutions desiring to provide those services to the cannabis industry.

Through our proprietary platform and on a multi-state level, SHF provides access to the following banking related services through PCCU and other financial institutions:

●	Business checking and savings accounts

●	Cash management accounts

●	Savings and investment options

●	Commercial lending

●	Courier services (via third party relationships)

●	Remote deposit services

●	Automated Clearing House (ACH) payments and origination

●	Wire payments

Our services allow Cannabis Related Businesses (herein referred to as “CRBs”) to obtain services from financial institutions that allow them to run their business more efficiently and effectively with improved financial insight into their business and access to resources to help them grow. Due to limited availability of payment and other banking solutions for the cannabis industry, most businesses transact with high volumes of cash. Our fintech platform benefits CRBs and financial institutions by providing CRBs with access to financial institutions and financial institutions access to increased deposits with the comfort of knowing that those deposits have been compliantly monitored and validated. By facilitating the daily deposits of cash receipts between CRBs and financial institutions, the risks associated with high cash on hand are mitigated, creating a safer atmosphere for the CRB’s employees and the financial institutions at which the deposit accounts are held. Because SHF is not a financial institution, SHF does not hold customer deposits. All deposit accounts are held by SHF’s financial institution clients and all transmissions of funds to and from deposit accounts are handled directly by the financial institutions. In an industry with limited capital and financing options, we offer access to loan options at what we believe to be competitive rates often with less punitive terms than the current industry average. Our financial institution clients offer loan options including senior secured debt and operating lines of debt. Collateral types include real estate, equipment, and other business assets. We also provide access to lending options for ancillary service providers serving the cannabis industry as these businesses also can have difficulty finding reliable financial services.

To ensure access to consistent and dependable banking access to CRBs, we provide our compliance, validation and monitoring services to financial institutions in a compliance driven environment ensuring strict adherence to the Bank Secrecy Act/FinCEN guidance and related anti money laundering provisions. Since inception, SHF has assisted PCCU in processing more than $12 billion in cannabis related funds and, through its relationship with PCCU and other financial institutions, SHF has successfully navigated 16 state and federal banking exams.

In strategically selected geographic areas, SHF licenses to other financial institutions its proprietary software and Safe Harbor Program (the “Program”) to provide compliance-related services to CRBs. As part of the Program, we provide the following to financial institutions interested in licensing the Program to assist in compliant cannabis banking:

●	Initial customer due diligence – Know Your Customer

●	Customer application management

●	Program management support

●	Compliance monitoring

●	Regulatory exam assistance

Business Reorganization

On February 11, 2022, SHF, LLC and SHF Holding Co., LLC, the sole member of SHF, LLC, and Partner Colorado Credit Union (“PCCU”), the sole member of SHF Holding, Co., LLC, entered into a definitive purchase agreement (herein referred to as the “Business Combination”) with Northern Lights Acquisition Corp. (“NLIT”), a special purpose acquisition company, and its sponsor, 5AK, LLC. In connection with the closing of this transaction, NLIT changed its name to “SHF Holdings, Inc.” (herein referred to as the “Company”).

PCCU’s Board of Directors approved the contribution of certain assets and operating activities associated with operations from both the Branches and Safe Harbor Services (“SHS” or “Oldco”), a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, LLC with PCCU’s investment in SHF, LLC maintained at the SHF Holding, Co., LLC level (the “reorganization”). The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all Branches’ employees and certain PCCU employees were terminated from PCCU and hired as SHF, LLC employees. Collectively, Oldco, the Branches and SHF, LLC represent the “Carved-Out Operations.” After the reorganization, SHF, LLC contains the entirety of the Carved-Out Operations and Oldco was dissolved. In addition, effective July 1, 2021, the entity entered into an Account Servicing Agreement and Support Servicing Agreement which were subsequently amended and restated.

Pursuant to the purchase agreement, upon the closing of the transaction, NLIT purchased all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the entity’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash. At transaction close, 1,831,683 shares of the Class A Common Stock were deposited with an escrow agent to be held in escrow for a period of 12 months following the closing date to satisfy potential indemnification claims of the parties. In addition, $3,143,388 in cash and cash equivalents representing the amount of cash on hand at July 31, 2021, less accrued but unpaid liabilities, were paid to PCCU at the final transaction close. On September 19, 2022, the parties entered into the first amendment to the purchase agreement to extend the date by which the closing had to occur from August 31, 2022 until September 28, 2022 and provide for the deferral of $30 million of the $70 million in cash due at the closing. On September 22, 2022, the parties entered into the second amendment to the purchase agreement to provide for the deferral of a total of $50 million of the $70 million due at the closing. On September 28, 2022, the parties entered into the third amendment to the purchase agreement to provide for the deferral of a total of $56,949,800 of the $70,000,000 due at the closing.

On September 28, 2022, the parties consummated the Business Combination, resulting in NLIT, consistent with the aforementioned parameters, purchasing all of the issued and outstanding membership interests of the SHF, LLC in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash, $56,949,801 of which will be paid on a deferred basis.

Subsequent to the completion of the Business Combination, the status of PCCU has changed from Parent to majority shareholder of the Company pursuant to its ownership of 60.8% of the Company.

The Company generates both interest income and fee income through providing a variety of services to financial institutions desiring to service the cannabis industry including, among other things, Bank Secrecy Act and other regulatory compliance and reporting, onboarding, responding to account inquiries, responding to customer service inquiries relating to CRB depository accounts held at PCCU, and sourcing and managing loans. In addition to PCCU, the Company provides these similar services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided to other financial institutions under the Safe Harbor Master Program Agreement.

Pursuant to the purchase agreement, the Company entered into amended services agreements under similar terms as the July 2021 agreements. In addition, in conjunction with the purchase agreement, SHF, LLC and PCCU entered into an Amended and Restated Loan Servicing Agreement.

The purpose of the $56,949,800 deferral is to provide the Company with additional cash to support its post-closing activities. Pursuant to the third amendment to the unit purchase agreement, the Company will pay the deferred consideration in one payment of $21,949,801 on or before December 15, 2022, and the $35,000,000 balance in six equal installments of $6,416,667, payable beginning on the first business day following April 1, 2023 and on the first business day of each of the following five fiscal quarters, for a total of $38,500,002, including interest of $3,500,002. Furthermore, PCCU agreed to defer $3,143,388, representing certain excess cash of SHF, LLC due to the Seller under the definitive unit purchase agreement, and the reimbursement of certain reimbursable expenses under the definitive unit purchase agreement.

On October 26, 2022, the Company, entered into a Forbearance Agreement (the “Forbearance Agreement”) with PCCU and Luminous Capital USA Inc. (“Luminous”). As per the terms of the agreement, PCCU has agreed to defer all payments owed pursuant to the Purchase Agreement for a period of six (6) months from the date hereof while the Parties engage in good faith efforts to renegotiate the payment terms applicable to the Deferred Obligation (the “Forbearance Period”).

Significant terms of the Amended and Restated Account Servicing Agreement and Amended and Restated Support Services Agreement are as follows:

●	Pursuant to the Amended and Restated Account Servicing Agreement, SHF’s fees for such services will equal all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system. The Amended and Restated Account Servicing Agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. The Amended and Restated Account Servicing Agreement initially provided that the agreement would terminate within 60 days of SHF no longer qualifying as a “credit union service organization” (a “CUSO”) or within 60 days of the assumption by a third party of all CRB-related accounts; however, on May 23, 2022, SHF and PCCU entered into the Second Amended and Restated Account Servicing Agreement, which removed the provision providing for the termination of the agreement within 60 days of SHF no longer qualifying as CUSO, as SHF ceased to qualify as a CUSO following the closing of the Business Combination.

●	Pursuant to the Amended and Restated Support Services Agreement, PCCU will continue to provide to SHF certain operational and administrative services relating to, among other things, human resources, employee benefits, IT and systems, accounting and marketing and capacity for CRB depository accounts for a monthly fee equal to $30.96 per account in 2022 and $25.32 per account in 2023 and 2024. In addition, as it pertains to CRB deposits held at PCCU, investment and interest income earned on these deposits (excluding interest income on loans funded by PCCU) will be shared 25% to PCCU and 75% to SHF. SHF will also reimburse PCCU for any of its out-of-pocket expenses relating to the services provided to SHF. Finally, under the Amended and Restated Support Services Agreement, PCCU will continue to allow its ratio of CRB-related deposits to total assets to equal at least 65% unless otherwise dictated by regulatory, regulator or policy requirements. The Amended and Restated Support Services Agreement has the same term and termination provisions as the Amended and Restated Account Servicing Agreement, including a provision providing for the termination of the agreement within 60 days of SHF no longer qualifying as a “credit union service organization.” On May 23, 2022, SHF and PCCU entered into the Second Amended and Restated Support Services Agreement, which removed the provision providing for the termination of the agreement within 60 days of SHF no longer qualifying as a CUSO, as SHF ceased to qualify as a CUSO following the closing of the Business Combination.

Effective February 11, 2022, SHF entered into an Amended and Restated Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. For the loans subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. PCCU receives a monthly servicing fee at an annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related loan losses as defined in the Loan Servicing Agreement. The agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal or there is a termination for cause, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. Pursuant to this agreement, the Company reported expenses of $ 204,535 and $ 420,085 for the three-month and nine-month periods ended September 30, 2022 and $93,285 and $261,496 for the three-month and nine-month periods ended September 30, 2021.

The SHF lending services program currently depends on PCCU as its largest funding source for new loans to CRBs. Under PCCU’s loan policy for loans to CRBs, PCCU’s board of directors has approved aggregate lending limits at the lessor of 1.3125 times PCCU’s net worth or 65% of total CRB deposits. Concentration limits for the deployment of loans are further categorized as (i) real estate secured, (ii) construction, (iii) unsecured and (iv) mixed collateral with each category limited to a percentage of PCCU’s net worth. In addition, loans to any one borrower or group of associated borrowers are limited by applicable National Credit Union Association regulations to the greater of $100,000 or 15% of PCCU’s net worth.

Purchase Agreement and Public Company Costs

The Business Combination detailed above was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with accounting principles generally accepted in the United States of America. Under this method of accounting, NLIT is treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of SHF issuing shares for the net assets of NLIT, accompanied by a recapitalization. The net assets of NLIT are recognized at fair value (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded.

Other related events in connection with the Business Combination are summarized below:

●	The 2,875,000 of Founder Class B Stock converted at the closing to an equal number of shares of Class A stock.

●	Upon closing of the Business Combination, 11,386,139 shares of Class A Stock were issued to the Seller as set forth in and pursuant to the terms of the Purchase Agreement.

The Seller was due to receive a cash payment of $3.1 million at the consummation of the Business Combination, which represented the amount of SHF’s cash on hand at July 31, 2021, less accrued but unpaid liabilities. In addition, pursuant to the terms of the purchase agreement, the Company is responsible for reimbursing the Seller for its transaction expenses.

●	Approximately $56.9 million of the $70.0 million of cash proceeds due to PCCU was deferred and is due to the Seller. Approximately $21.9 million of the amount is payable to PCCU beginning December 15, 2022. The residual $35.0 million is due in six quarterly instalments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 7.7%. A sum of 1,200,000 founder shares were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of SHF amounting to $9,124,297 on the date of business combination was transferred to additional paid in capital.

●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred are convertible into 2,045,000 shares of Class A Stock assuming a purchase price of $10.00 per share of Class A Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of a registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount will be released with the remaining amount released once all securities are included in an effective registration statement.

●	For tax purposes, the transaction will be treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $43,411,985, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to recorded in accordance with accounting principles generally accepted in the United States of America.

●	Preferred Stock: The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022, there were 20,450 preferred shares issued or outstanding and no preferred shares outstanding on December 31, 2021.

●	Class A Common Stock: The Company is authorized to issue up to 125,000,000 shares of Class A Common Stock with a par value of $0.00001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 18,715,912 and 0 shares, respectively, of Class A Common Stock issued or outstanding. As of September 30, 2022, 3,804,872 Class A Common Stock are held by the purchasers under that certain forward purchase agreement dated June 16, 2022 by and among the Company and such purchasers

●	Parent-Entity Net Investment: Parent-Entity Net Investment balance in the combined balance sheets represents PCCU’s historical net investment in the Carved-Out Operations. For purposes of these combined financial statements, investing requirements have been summarized as “Parent-Entity Net Investment” and represents equity as no cash settlement with PCCU is required. No separate equity accounts are maintained for SHS, SHF or the Branches.

Key Metrics

In addition to the measures presented in our consolidated financial statements, our management regularly monitors certain measures in the operation of our business. These key metrics are discussed below.

Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income before taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (the most directly comparable GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.

We present EBITDA and Adjusted EBITDA because these metrics are a key measure used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of investment capacity. Accordingly, we believe that EBITDA and Adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management.

EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:

●

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs; and

●	EBITDA and Adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available to us.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results.

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,
	2022	2021
Net income	$1,056,235	946,063
Interest expense	36,002	-
Depreciation and amortization expense	1,625	399
Taxes	-
EBITDA	1,093,862	946,462

Other adjustments –
Loan loss provision	88,345	514
Loan origination fees and costs	102,364	-
Adjusted EBITDA	1,284,571	946,976

	Nine Months Ended September 30,
	2022	2021
Net income	$1,894,179	$2,568,537
Interest expense	36,002	-
Depreciation and amortization expense	3,576	1,264
Taxes	-	-
EBITDA	1,933,757	2,569,801

Other adjustments –
Loan loss provision	383,910	12,441
Deferred loan origination fees and costs	102,364	-
Adjusted EBITDA	2,420,031	2,582,242

The decrease in our income on an EBITDA and Adjusted EBITDA basis for the nine months ended September 30, 2022 is due to decreased revenue and increased operating expenses, as discussed under “— Discussion of our Results of Operations” below. Other adjustments include estimated future loan losses not yet realized including amounts indemnified to PCCU for loans funded by them. Effective February 2022, SHF entered into an Amended and Restated Loan Servicing Agreement with PCCU, pursuant to which SHF has agreed to indemnify PCCU for claims associated with CRB activities including any loan default related losses for loans funded by PCCU. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs are initially deferred and recognized as interest income utilizing the interest method.

Other Metrics

For our business operations, we monitor the following key metrics.

Total account balances, number of accounts and average account balances

Our lending capacity is dependent on the size of our managed deposit base and number of active accounts. In addition, fees are generated based on open accounts and account activity. We monitor account activity including deposits, withdrawals and ending account balance daily. Total account balances represent the balance of onboarded and monitored deposits on hand at financial institution clients at period end. Average account balance represents the total account balance divided by the number of accounts at the period end.

Account fees per average active accounts managed

Currently a significant amount of our fees is generated from account openings, active accounts and account activity. As a result, we monitor account openings and closings on a daily, weekly and monthly basis. We strive to meet the appropriate balance between depository balances and fees and therefore review account fees per average number of active accounts managed.

Nine Months Ended September 30,		2022	2021	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$148,191,118	182,073,273	(33,882,155)	(18.61)%
Account fees	(2)	$4,224,375	4,630,722	(406,347)	(8.78)%
Average active accounts	(3)	616	523	93	17.78%

Average account balance	(4)	$240,440	347,911	(107,471)	(30.89)%
Average fees per account	(4)	$6,854	8,849	(1,995)	(22.54)%

Three Months Ended September 30,		2022	2021	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$158,906,481	192,936,170	(34,029,689)	(17.64)%
Account fees	(2)	$1,412,944	1,478,619	(65,675)	(4.44)%
Average active accounts	(3)	659	546	113	20.70%

Average account balance	(4)	$241,011	353,579	(112,568)	(31.84)%
Average fees per account	(4)	$2,143	2,710	(567)	(20.92)%

(1)	Represents the average of monthly ending account balances

(2)	Reported account activity fee revenue

(3)	Represents the average of monthly ending active accounts

(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

While the average number of accounts increased for the three and nine months ended September 30, 2022 as compared to the three months ended September 30, 2021, the average account size and account fees decreased as we experienced some churn of larger clients replaced by smaller business. We expect this trend to shift as we lead with our lending program typically requiring borrowers to place deposits with financial institutions with which we have relationships.

SHF’s lending operations are considered early stage, as it began its focused efforts on expanding its lending in 2021. We are focused on enhancing and growing our lending platform. Incremental lending key metrics will be monitored as this portion of our business grows in volume. Metrics will include average loan balance, average life to repayment, average effective interest rate and loan status, amongst others.

Components of our Results of Operations

Revenue

SHF generates interest and fee income through providing a variety of services to PCCU to facilitate its banking services to CRBs including, among other things, Bank Secrecy Act and other regulatory compliance and reporting, onboarding, responding to account inquiries, responding to customer service inquiries relating to CRB deposit accounts held at financial institution clients, and sourcing and originating loans. In addition, SHF provides these similar services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement.

Operating expenses

Operating expenses consist of compensation and benefits, professional services, rent expense, parent allocations, provisions for loan losses and other general and administrative expenses.

Compensation and benefits consist of employee wages and associated benefits while professional services consist of legal, general consulting and accounting fees.

PCCU allocations include corporate allocations such as information technology, customer support, marketing, executive compensation and other general and administrative expenses attributed to the Carved-Out Operations based on the size of the specifically identifiable CRB’s deposit balances, deposit activity and accounts relative to the totals of consolidated PCCU. These allocations were discontinued effective July 1, 2021 in conjunction with the reorganization.

SHF reports a provision for loan losses both as it relates to loans funded internally and those carried by PCCU or other financial institutions. SHF indemnifies PCCU for losses on loans to borrowers sourced by SHF and funded by PCCU. SHF anticipates comparable arrangements with other financial institutions that fund loans to borrowers sourced by SHF.

Other general and administrative expenses consist of various miscellaneous items including account hosting fees, insurance expense, advertising and marketing, travel meals and entertainment and other office and operating expense.

Discussion of our Results of Operations —2022 Compared to 2021 (Three Months Ended September 30)

Revenue

Three Months Ended September 30,	2022	2021	Change ($)	Change (%)
Deposit, activity, onboarding income	$1,369,559	$1,494,204	(124,645)	(8.34)%
Safe Harbor Program income	38,598	83,194	(44,596)	(53.60)%
Investment income	558,860	111,052	447,808	403.24%
Loan interest income	412,297	28,411	383,886	1,351.19%
Total Revenue	$2,379,314	$1,716,861	662,453	38.59%

Account fee income consists of deposit account fees, activity fees and onboarding income. Historically, SHF has received from PCCU fees based on cannabis related deposit account activity. During 2021, we reduced our fee percentage for cannabis specific accounts in order to ensure we were competitive with the market. During January 2022, we implemented a flat fee for certain CRB accounts based on historical and anticipated deposit levels. In addition, we receive a flat fee and lower rates for ancillary accounts, which are accounts are provided to businesses servicing the cannabis industry in general but that do not manufacture, possess, distribute or transport cannabis. The ratio of ancillary accounts to cannabis specific accounts increased during 2021.

SHF licenses similar account services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement. Revenue from the licensing of this program has intentionally decreased as we strategically narrow the financial institutions permitted to license the program.

Investment income increased as a result of recent Federal Reserve interest rate increases.

Loan interest income has increased as SHF increases its focus on providing lending services. At the end of 2020, SHF serviced two loans as compared to four at the end of 2021. In addition, for the period ending September 30, 2022, SHF sourced six incremental loans funded by PCCU under the Loan Servicing Agreement. SHF anticipates significantly increasing its loan services during 2022 with approximately $24.40 million of SHF originated loans in underwriting as of November 2, 2022.

Operating expenses

As discussed in the Business Reorganization section above, PCCU allocations were discontinued effective July 1, 2021 and SHF entered into both an account servicing agreement and support service agreement. There is no impact on revenue as a result of implementing these agreements.

Three Months Ended September 30,	2022	2021	Change ($)	Change (%)
Compensation and employee benefits	$865,595	$539,611	325,984	60.41%
Professional services	195,464	29,288	166,176	567.39%
Rent expense	30,759	24,710	6,049	24.48%
Provision for loan losses	88,345	514	87,831	17,087.74%
General and administrative expenses	373,695	176,675	197,020	111.52%
Total Operating Expenses	$1,553,858	$770,798	783,060	101.59%

Compensation and employee benefits increased primarily as a result of Sundie Seefried, our CEO, and one of our Vice Presidents resigning from PCCU effective July 1, 2021 and beginning employment at SHF the same date. Prior to the July 1, 2021 reorganization a portion of their costs would have been included in the corporate allocations. Amounts also increased as SHF increased head count in conjunction with anticipated growth.

Professional services expense increased primarily due to audit fees incurred and increased consulting fees as we increased our lending activity and prepared for the reverse recapitalization transaction and becoming a public company.

Corporate allocations decreased to zero as they were discontinued in conjunction with the reorganization discussed in the Business Reorganization section above.

Provision for loan losses has increased as SHF focuses on increasing lending activity.

General and administrative expenses increased across various categories including: i) approximately $111,251 in account and investment fees hosting fees as a result of the reorganization, ii) approximately $59,803 in increased advertising and marketing as we focus on growth, iii) $15,118 in travel, meals, and entertainment, iv) $7,846 in dues and subscriptions, and v) $9,160 in loan servicing fees, and vi) $13,030 in other operating expenses due to a legal settlement during the three months ending September 30, 2021.

Discussion of our Results of Operations —2022 Compared to 2021 (Nine Months Ended September 30)

Revenue

Nine Months Ended September 30,	2022	2021	Change ($)	Change (%)
Deposit, activity, onboarding income	$4,179,323	$4,588,471	(409,148)	(8.92)%
Safe Harbor Program income	125,767	359,044	(233,277)	(64.97)%
Investment income	935,993	271,113	664,880	245.24%
Loan interest income	662,130	78,829	583,301	739.96%
Total Revenue	$5,903,213	$5,297,457	605,756	11.43%

Account fee income consists of deposit account fees, activity fees and onboarding income. Historically, SHF has charged fees based on cannabis related deposit account activity. During 2022, we reduced our fee percentage for cannabis specific accounts in order to ensure we were competitive with the market and for many accounts implemented a flat fee structure for certain CRB accounts based on historical and anticipated deposit levels. In addition, we receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis. The ratio of ancillary accounts to cannabis specific accounts increased during 2022.

SHF provides similar account services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement. Revenue has decreased as we narrow the financial institutions and states we allow under this program and instead focus on servicing CRBs directly.

Investment income increased as a result of recent Federal Reserve interest rate increases.

Loan interest income has increased as SHF increases its focus on lending. For the nine months ended September 30, 2021, SHF serviced 4 loans as compared to 10 loans for the nine months ended September 30, 2022.

Operating expenses

As discussed in the reverse recapitalization section above, PCCU allocations were discontinued effective July 1, 2022 and SHF entered into both an account servicing agreement and support service agreement. There is no impact on revenue as a result of implementing these agreements.

Nine Months Ended Sep 30,	2022	2021	Change ($)	Change (%)
Compensation and employee benefits	$2,383,117	$1,997,669	385,448	19.29%
Professional services	534,494	91,558	442,936	483.78%
Rent expense	82,087	48,576	33,511	68.99%
Provision for loan losses	383,910	12,441	371,469	2,985.85%
General and administrative expenses	856,205	578,676	277,529	47.96%
Total Operating Expenses	$4,239,813	$2,728,920	1,510,893	55.37%

Compensation and employee benefits increased partially as a result of Sundie Seefried, our CEO, and one of our Vice President’s resigning from PCCU effective July 1, 2021, and beginning employment at SHF the same date. Prior to the July 1, 2021 reorganization a portion of their costs would have been included in the Parent allocations. Amounts also increased as SHF increased head count in conjunction with anticipated growth.

Professional services expense increased primarily due to audit fees incurred and increased consulting fees as we increase our lending activity and prepare to become a public company.

Parent allocations decreased to zero as they were discontinued in conjunction with the reorganization discussed in the Business Reorganization section above.

Provision for loan losses has increased as SHF focuses on increasing lending activity.

General and administrative expenses increased across various categories including: i) approximately $158,589 in account and hosting fees as a result of the reorganization, ii) approximately $183,239 in increased advertising and marketing as we focus on growth, iii) $42,815 in travel, meals, and entertainment, iv) $17,682 in dues and subscriptions, v) $14,264 in loan servicing fees, and vi) $6,068 in business insurance, offset by a decrease of $155,874 in other operating expenses.

Financial Condition

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash totaled $7,273,012 and $5,495,905 as of September 30, 2022, December 31, 2021, respectively.

Cash flows

As compared to the nine months ended September 30, 2021, cash provided by operations decreased from $1,972,803 to $2,349,763 for the nine months ended September 30, 2022, mainly due to reduced net income from operations with an additional amount resulting from changes across operating assets and liabilities. See discussion under “— Discussion of our Results of Operations” above for more information.

Contract assets and liabilities

Deferred revenue is primarily related to contract liabilities associated with Safe Harbor agreements. As of December 31, 2021, SHF reported a contract asset and liability of $18,317 and $8,333, respectively. As of September 30, 2022, SHF reported a contract asset of $7,676 and contract liability of $14,583.

Liquidity

As of September 30, 2022, the Company had $7,273,012 in cash and net working capital of ($28,241,810), as compared to $5,495,905 in cash and net working capital of $5,922,023 at December 31, 2021. The driver of the working capital deficit is the current portion of the long-term payable owed to the Seller, PCCU, from the aforementioned business combination. To permit the business combination transaction to be completed, PCCU agreed to an unsecured future payment obligation of $56,949,800, the current portion of which is $33,616,468. This large payment is offset by $4,090,000 in proceeds the Company expects pursuant to the PIPE offering currently held in escrow to be released when the Company’s currently pending registration statement on Form S-1 becomes effective, as well as proceeds from the Forward Purchase Agreement subsequent to the effectiveness of the pending Form S-1. Furthermore, PCCU has agreed to a six-month deferral while the Company and PCCU negotiate a solution regarding the Company’s payment obligation to PCCU.

The Company has not incurred significant cumulative consolidated operating losses and does not have negative cash flows. As of September 30, 2022, the Company has retained earnings of $243,981; furthermore, for the nine months ended September 30, 2022, the Company generated $1,894,179 in net income and $1,972,803 in operating cash flows. The Company also has the potential ability to renegotiate its aforementioned payable with PCCU, thus eliminating any working deficit. These factors, however, do not remove substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects. The accompanying unaudited combined financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern. Management does not believe they have sufficient cash for the next twelve months from the date of this report to continue as a going concern without maintaining its present level of business activity. The Company also believes that its pending business combination transaction that was agreed to on October 31, 2022 (refer to the “Subsequent Events” section within Form 10-Q) will be consistent with allowing the Company to continue as a going concern.

Forward purchase agreement

On June 16, 2022, NLIT entered into a Forward Purchase Agreement with Midtown East Management NL, LLC (“Midtown East”). Subsequent to entering into the Forward Purchase Agreement, the Company, NLIT, and Midtown East entered into assignment and novation agreements with Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”), pursuant to which Midtown East assigned its obligations as to 1,666,666 shares of the shares of Class A Stock to be purchased under the Forward Purchase Agreement to each of Verdun and Vellar. As contemplated by the Forward Purchase Agreement:

●	Prior to the closing, Midtown East, Verdun and Vellar purchased approximately 3.8 million shares of NLIT Class A common stock directly from investors at market price in the public market. Midtown East and other counter parties waived their redemption rights with respect to the acquired shares.

●	One business day following the closing, NLIT paid approximately $39.3 million from the cash held in its trust account to Midtown East; Verdun and Vellar for the shares purchased and approximately $0.3 million in related expense amounts.

●	At any time prior to the Maturity Date (defined as the earlier of i) the third anniversary of the closing of the Business Combination, ii) the shares are delisted from The Nasdaq Stock Market or (iii) during any 30 consecutive Scheduled Trading Day-period following the closing of the Business Combination, the VWAP Price for 20 Scheduled Trading Days during such period shall be less than $3.00 per share), Midtown East, Verdun and Vellar may elect an optional early termination to sell some or all of the shares (the “Terminated Shares”) of Class A Stock in the open market. If Midtown East, Verdun and Vellar sell any shares prior to the Maturity Date, the pro-rata portion of the Reset Price will be released from the escrow account and paid to SHF. Midtown East, Verdun and Vellar shall retain any proceeds in excess of the Reset Price that is paid to SHF.

●	At the Maturity Date, Midtown East, Verdun and Vellar shall be entitled to (1) the product of the shares then held by them multiplied by the Forward Price, and (2) an amount, in cash or shares at the sole discretion of NLIT, equal to (a) in the case of cash, the product of(i)(x) 3.8 million shares less (y) the number of Terminated Shares and (ii) $2.00 (the “Maturity Cash Consideration”) and (b) in the case of shares, (i) the Maturity Cash Consideration divided by (ii) the VWAP Price for the 30 Scheduled Trading Days prior to the Maturity Date.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as disclosure of contingent assets and liabilities. An appreciation of our critical accounting policies is necessary to understand our financial results. In some cases, we could reasonably use different accounting policies and estimates, and changes in our estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates, and our financial condition or results of operations could be affected. We base our estimates on our experience and other assumptions that we believe are reasonable, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

Revenue recognition

SHF adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which SHF expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. SHF adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on SHF’s financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

Revenue is recorded at a point in time when the performance obligation is satisfied, and no contingencies exist. Revenue consists primarily of fees earned on deposit accounts held at PCCU but serviced by SHF such as bank account charges, onboarding income, account activity fee income and other miscellaneous fees.

In addition, SHF recognizes revenue from the Master Program Agreement. The Master Program Agreement is a non-exclusive and non-transferable right to implement and utilize the Safe Harbor Program. The Safe Harbor Program has two performance obligations; an implementation fee recognized when the contract is effective and a service fee recognized ratable over the contract term as the compliance program is executed.

Lastly, SHF also records revenue for interest on loans and investment income allocated by PCCU based on specific customer balances.

Amounts received in advance of the service being provided is recorded as a liability under deferred revenue on the combined balance sheets. Typical Safe Harbor Program contracts are three-year contracts with amounts due monthly, quarterly or annually based on contract terms.

Customers consist of financial institutions providing services to CRBs. Revenues are concentrated in the United States.

Allowance for loan losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the required allowance for loan losses balance using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan balance is confirmed.

The allowance for loan losses consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

Due to the nature of uncertainties related to any estimation process, Management’s estimate of loan losses inherent in the loan portfolio may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

A loan is considered impaired when, based on current information and events, full payment under the loan terms is not expected. Impairment is generally evaluated in total for smaller-balance loans of similar nature such as a commercial loan and commercial lines of credit, but may be evaluated on an individual loan basis if deemed necessary. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

The loans SHF intends to originate will be secured by various types of assets of the borrowers, including real property and certain personal property, including value associated with other assets to the extent permitted by applicable laws and the regulations governing the borrowers. The documents governing the loans also include a variety of provisions intended to provide remedies against the value associated with licenses. Collection procedures are designed to ensure that neither SHF nor its financial institution clients who provide funding for a loan, nor a third-party agent engaged to assist with the liquidation or foreclosure process, will take possession of cannabis inventory, cannabis paraphernalia, or other cannabis-related assets, nor will they take title to real estate used in cannabis-related businesses. Upon default of a loan, a third-party agent will be engaged to work with the borrower to have the borrower sell collateral securing the loan to a third party or to institute a foreclosure proceeding to have such collateral sold to generate funds towards the payoff of the loan. Applicable regulations under state law that govern CRBs generally do not permit the taking of title to real estate involved in commercial sales of cannabis, whether through foreclosure or otherwise, without prior regulatory approval. The sale of a license or other realization of the value of licenses also requires the approval of state and local regulatory authorities. A defaulted loan may also be sold if such a sale would yield higher proceeds or that a sale could be accomplished more quickly than a foreclosure proceeding while yielding proceeds comparable to what would be expected from a foreclosure sale. Such sale of the loan would be conducted through a third-party administrative agent. However, SHF can provide no assurances that a sale of such loans would be possible or that the sales price of such loans would be sufficient to recover the outstanding principal balance, accrued interest, and fees.

Indemnity liability

The indemnification component of the Loan Servicing Agreement is accounted for in accordance with ASC 450-20 Loss Contingencies. In determining the applicability of ASC 450-20, we considered that the agreement outlines a broad indemnification of all claims related to the cannabis-related business. The most immediate and potentially significant of these are potential default-related loan losses. In the lending industry, it is inherently anticipated future loan losses will result from currently issued debt. SHF’s indemnity obligation is subordinate to PCCU’s and other financial institution clients’ other means of collecting on the loans including foreclosure of the collateral, recourse against personal and/or corporate guarantors and other default remedies available in the loan agreements. Since borrowers are not party to the agreement between SHF and PCCU, any indemnity payments do not relieve borrowers of their obligation to PCCU nor would such payments preclude PCCU’s right to future recoveries from the debtor. Therefore, as defined in ASC 450-20, the indemnification clause represents a general loss contingency in that it is an existing condition, situation or set of circumstances involving uncertainty as to possible loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. SHF’s indemnity liability reflects SHF management’s estimate of probable loan losses inherent under the agreement at the balance sheet date. Management uses a disciplined process and methodology to establish the liability, and the estimates are sensitive to risk ratings assigned to individual loans covered by the agreement as well as economic assumptions driving the estimation model. Individual loan risk ratings are evaluated quarterly by SHF management based on each situation.

In addition to default-related loan losses, SHF continuously monitors all other circumstances pursuant to the agreement and identifies events that may necessitate a loss contingency under the Loan Servicing Agreement. A loss contingency is reported when it is both probable that a future event will confirm that a loss had been incurred on or before the related balance sheet date and the loss is reasonably estimable.

Emerging Growth Company Status

SHF is an emerging growth company (“EGC”), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued until such time as those standards apply to private companies. In electing this relief, the JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. SHF has elected to use this relief and will do so until the earlier of the date that it (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result of the elected JOBS Act relief, these combined and consolidated financial statements may not be comparable to companies that do not elect JOBS Act relief or choose to early adopt different accounting pronouncements than SHF.

Internal Control Over Financial Reporting

In connection with the audit of our financial statements for the year ended December 31, 2020, two material weaknesses were identified in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of SHF’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

One material weakness was identified related to a failure to complete an analysis of the accounting impact of ASC Topic 606, Revenue from Contracts with Customers particularly as it related to revenue recognition associated with our Safe Harbor Program revenue, and one material weakness was identified associated with our application of carve out accounting guidance and our failure to exclude certain specifically identifiable expenses from corporate allocations. We have implemented a plan to remediate these material weaknesses, through measures that include the following:

●	we have hired a Chief Financial Officer with previous experience as a public company executive.

●	we are utilizing third-party consultants and specialists, to supplement our internal resources.

●	we have enhanced our reconciliation and review controls including review by our parent CFO.

With the implementation of this plan, the material weaknesses have been remediated for the year ended December 31, 2021. SHF’s principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We have begun our implementation of Sarbanes-Oxley and we plan to continue to assess our internal controls and procedures and to take further action as necessary or appropriate to address any other matters we identify.

Related Party Relationships

Corporate Allocations

Corporate allocations include overhead expenses such as information technology, customer support, marketing, executive compensation and other general and administrative expenses that are attributed to the Branches proportionately based on the relative size of the specific identifiable customer deposits to the consolidated PCCU.

Account Servicing Agreement

Effective July 1, 2021, SHF entered into an Account Servicing Agreement with PCCU. SHF provides services as per the agreement to CRB accounts at PCCU. In addition to providing the services, SHF assumes the costs associated with the CRB accounts. These costs include employees to manage account onboarding, monitoring and compliance, rent and office expense, insurance and other operating expenses necessary to service these accounts. Under the agreement, PCCU agrees to pay SHF all revenue generated from CRB accounts. Amounts due to SHF are due monthly in arrears and upon receipt of invoice. The agreement is for an initial term of 3 years from the effective date. It shall renew thereafter for one-year terms until either SHF or PCCU provide sixty days prior written notice. Pursuant to this agreement, SHF reported revenue of $ 2,340,716 and $ 5,777,446 for the three month and nine month periods ended September 30, 2022 and $ 1,633,667 and $ 4,938,413 for the three and nine month periods ended September 30, 2021.

As described elsewhere in this document, on February 11, 2022, SHF and PCCU entered into the Amended and Restated Account Servicing Agreement, pursuant to which SHF provides services including, among other things, Bank Secrecy Act compliance and reporting, onboarding, responding to account inquiries, and responding to customer service inquiries relating to accounts at PCCU held for cannabis-related businesses (“CRBs”). Pursuant to the Amended and Restated Account Servicing Agreement, SHF’s fees for such services will equal all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system. The Amended and Restated Account Servicing Agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. The Amended and Restated Account Servicing Agreement initially provided that the agreement would terminate within 60 days of SHF no longer qualifying as a “credit union service organization” or within 60 days of the assumption by a third party of all CRB-related accounts; however, on May 23, 2022, SHF and PCCU entered into the Second Amended and Restated Account Servicing Agreement, which agreement amended and restated the Amended and Restated Account Servicing Agreement to remove the provision providing for the termination of the agreement within 60 days of SHF no longer qualifying as a “credit union service organization,” as SHF ceased to qualify as a CUSO following the closing of the Business Combination.

Support Services Agreement

Effective July 1, 2021, SHF entered into a Support Services Agreement with PCCU. In connection with PCCU hosting the depository accounts and the related loans and providing certain infrastructure support, PCCU receives (and SHF pays) a monthly fee per depository account. In addition, 25% of any investment income associated with CRB deposits is paid to PCCU. The respective duties and obligations as per the agreement commenced on the effective date and continue unless terminated by either SHF or PCCU upon giving sixty days prior written notice. Pursuant to these agreements and as amended and restated on February 11, 2022, the Company reported expenses of $204,535 and $420,085 for the three month and nine month periods ended September 30, 2022 and $93,285 and $261,496 for the three and nine month periods ended September 30, 2021.

As described elsewhere in this document, on February 11, 2022, SHF and PCCU entered into the Amended and Restated Support Services Agreement, pursuant to which PCCU will continue to provide to SHF certain operational and administrative services relating to, among other things, human resources, employee benefits, IT and systems, accounting and marketing for a monthly fee equal to $30.96 per account in 2022 and $25.32 per account in 2023 and 2024. In addition, as it pertains to CRB deposits held at PCCU, investment and interest income earned on these deposits (excluding interest income on loans funded by PCCU) will be shared 25% to PCCU and 75% to SHF. SHF will also reimburse PCCU for any of its out-of-pocket expenses relating to the services provided to SHF. The Amended and Restated Support Services Agreement also sets forth certain agreements of PCCU to limit bonus distributions to its members to $30,000,000 during any 12-month period following the effective date of the agreement and to allow its ratio of CRB-related deposits to total assets to equal at least 65% unless otherwise dictated by regulatory, regulator or policy requirements. The Amended and Restated Support Services Agreement has the same term and termination provisions as the Amended and Restated Account Servicing Agreement, including a provision providing for the termination of the agreement within 60 days of SHF no longer qualifying as a “credit union service organization.” On May 23, 2022, SHF and PCCU entered into the Second Amended and Restated Support Services Agreement, which agreement amended and restated the Amended and Restated Support Services Agreement to remove the provision providing for the termination of the agreement within 60 days of SHF no longer qualifying as a “credit union service organization,” as SHF ceased to qualify as a CUSO following the closing of the Business Combination.

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into an Amended and Restated Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU will receive a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related loan losses as defined in the Loan Servicing Agreement. The agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal or there is a termination for cause, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date.

Pursuant to this agreement, the Company reported expenses of $ 9,160 and $ 14.264 for the three month and nine month periods ended September 30, 2022 and $0 for the three and nine month periods ended September 30, 2021.

Operating Leases

Effective July 1, 2021, SHF entered into a one-year gross lease with the Parent to lease space in its existing office at a monthly rent of $5,400. Effective July 1, 2022, the Company amended its existing lease to a month-to-month lease and therefore no asset or liability amounts are reported pursuant to ASC 842.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required with respect to market risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to a material weakness in accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of temporary equity of its prior financials, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

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

We also noted the following to be material weaknesses as of September 30, 2022:

Deferred Tax Asset: A deferred tax asset was created as a result of the business combination occurring on September 28, 2022. The deferred tax asset was initially calculated prior to consummation of the business combination using projected amounts. The Company had failed to update the calculation as of September 30, 2022 using actual amounts from the business combination. To alleviate this material weakness, the Company will be required to implement a quarterly control to calculate and review the deferred tax asset, evaluate the necessity for any valuation allowance, and reconcile it to the general ledger.

Going Concern: As of September 30, 2022, the Company had negative net working capital. The working capital deficit is largely driven by the current portion of the long-term payable owed to Partner Colorado Credit Union. In accordance with ASC 205-40, in preparing financial statements for each annual and interim reporting period, management must evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt was raised at September 30, 2022 and the Company failed to document a going concern analysis to identify the substantial doubt, evaluate whether the substantial doubt was alleviated by management’s plans, and disclose the going concern in the September 30, 2022 10-Q. To alleviate this material weakness, the Company will be required to implement a quarterly control to perform a going concern analysis and properly disclose when a substantial doubt is determined.

Changes in Internal Control over Financial Reporting

Other than as noted above in the September 30, 2022 material weaknesses, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated June 23, 2021 filed with the SEC, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company’s Form 8-K/A filed with the SEC on April 15, 2022, the Company’s definitive proxy statement filed with the SEC on June 10, 2022, and the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None, except as previously disclosed in the Company’s Current Reports on Form 8-K.

(b) Use of Proceeds from the Public Offering

Not applicable.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1 †	Unit Purchase Agreement dated February 11, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2022).
2.2	First Amendment to Unit Purchase Agreement dated September 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).
2.3	Second Amendment to Unit Purchase Agreement dated September 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).
2.4	Third Amendment to Unit Purchase Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2022).
2.5†	Agreement and Plan of Merger, dated October 31, 2022, by and among SHF Holdings, Inc., a Delaware corporation, Merger Sub I, a Delaware corporation, Merger Sub II, a Delaware limited liability corporation, Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Company Security Holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Certificate of Designation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
10.1	Registration Rights Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.2 †	Lock-Up Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.3	Non-Competition Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.4*	SHF Holdings, Inc. Amended and Restated 2022 Equity Incentive Plan.
10.5	Forbearance Agreement, dated as of October 27, 2022 by and between SHF Holdings, Inc., Partner Colorado Credit Union and Luminous Capital USA Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 1, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHF HOLDINGS, INC.

Date: November 14, 2022		/s/ Sundie Seefried
	Name:	Sundie Seefried
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022		/s/ James H. Dennedy
	Name:	James H. Dennedy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

