Form 10-K
period 2022-12-31
SHF Holdings, Inc.
filed 2023-04-14
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-40524

SHF Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2409612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1526 Cole Blvd., Suite 250 Golden, Colorado	80410
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 431-3435

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SHFS	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	SHFSW	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the financial statements included in the filing reflects a correction of an error to previously issued financial statements:(1) Yes ☐ No ☐

Indicate by check mark whether any of those error corrections are restatements requiring a recovery analysis of incentive-based compensation under the registrant’s clawback policies:(1) Yes ☐ No ☐

(1) Not applicable.

The aggregate market value of the Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2022 as reported by the NASDAQ Capital Select Market on such date, was approximately $609 million.

As of April 10, 2023, there were outstanding 41,121,551 shares of the Company’s Class A Common Stock, $0.0001 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the 2023 Annual Meeting of Shareholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

SHF HOLDINGS, INC.

FORM 10-K

December 31, 2022

PART I

In this Annual Report on Form 10-K, or Form 10-K, unless otherwise required by the context, the terms “we,” “our,” “us,” and the “Company,” refer to SHF Holdings, Inc.

Cautionary Note Regarding Forward-Looking Statements

Various of the statements made in this Form 10-K, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to, the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward- looking statements should be read together with the “Risk Factors” included in this Form 10-K and our other reports filed with the Securities and Exchange Commission (the “SEC”).

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “seek,” “should,” “indicate,” “would,” “believe,” “contemplate,” “consider”, “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	Our profitability is subject to interest rate risk;
●	Volatility and uncertainty in the financial markets and banking industry may adversely impact our clients and our ability to obtain additional financial institution clients;
●	We may be adversely affected by the transition of LIBOR as a reference rate;
●	Our concentration of loans could result in increased loan losses, and adversely affect our business, earnings and financial condition;
●	All of our loans are to commercial borrowers, which have unique risks compared to other types of loans;
●	Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures;
●	The collateral securing our loans may not be sufficient to protect us from a partial or complete loss if we are required to foreclose;
●	Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense;
●	Our valuation of securities and investments and the determination of the impairment amounts taken on our investments are subjective and, if changed, could materially adversely affect our results of operations or financial condition;
●	Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek;
●	Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition;
●	We could be required to write down our goodwill and other intangible assets;
●	Our success depends on our ability to compete effectively in highly competitive markets;
●	A future outbreak of COVID-19 or another highly contagious disease, could adversely affect our business activities, results of operations and financial condition;
●	Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business;
●	We may determine that our internal controls and disclosure controls could have deficiencies or weaknesses.
●	Technological changes affect our business including potentially impacting the revenue stream of traditional products and services, and we may have fewer resources than many competitors to invest in technological improvements;
●	Our information systems may experience interruptions and security breaches, and are exposed to cybersecurity threats;
●	Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers;
●	Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could have a material adverse effect on our business, financial condition and results of operations;
●	Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results;
●	We may not be able to generate sufficient cash to service all of our debt;
●	We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations;
●	Our business may be adversely affected by economic conditions in general and by conditions in the financial markets;
●	We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings;

●	Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation;
●	We may face higher risks of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations than other financial institutions;
●	Failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act, or CRA, could adversely affect us;
●	Certain of our existing shareholders could exert significant control over the Company;
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline;
●	We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock;
●	We are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors;
●	We may be unable to attract and retain key people to support our business;
●	Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business; and
●	The other factors and information in this Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act. See “Risk Factors” in this Form 10-K.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-K. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-K. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not rely on any forward-looking statements as predictions of future events.

All written or oral forward-looking statements that are made by us or are attributable to us are expressly qualified in their entirety by this cautionary note. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update, revise or correct any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Item 1. BUSINESS

Our Company and Our History

Our business originated as business operations conducted through Partner Colorado Credit Union (“PCCU”), which were transferred to SHF. LLC (“SHF”), then an indirect wholly owned subsidiary of PCCU.

SHF Holdings, Inc. (the “Company”), formerly known as Northern Lights Acquisition Corp. (“NLIT”), acquired all of the outstanding membership interests of SHF in a transaction that closed on September 28, 2022 (the “Business Combination”). The Business Combination was consummated pursuant to a Unit Purchase Agreement dated February 11, 2022 (the “Business Combination Agreement”) among SHF, SHF Holding Co., LLC (the direct parent of SHF and a wholly owned subsidiary of PCCU), PCCU and NLIT, a special purpose acquisition company, and its sponsor, 5AK, LLC. Subsequent to the completion of the Business Combination, NLIT changed its name to “SHF Holdings, Inc.” In this Annual Report on Form 10-K (the “Annual Report”), we use the terms “we,” “us,” “our” and the “Company” to refer to the business and operations of SHF Holdings, Inc. following the closing of the Business Combination. (Refer to Note 3 to the Consolidated Financial Statements of the Company included elsewhere in this Annual Report on Form 10-K (the “Form 10-K”) for more information regarding the Business Combination.)

SHF was formed by PCCU following the approval of the contribution of certain assets and operating activities associated with operations from both certain branches and Safe Harbor Services, a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, with PCCU’s investment in SHF maintained at the SHF Holding, Co., LLC level (the “reorganization”). The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all of the employees engaged in the operations contributed and certain PCCU employees were terminated from PCCU and hired as SHF employees. Collectively, oldco, the relevant operations of the PCCU branches, and SHF, represent the “Carved-Out Operations.” After the reorganization, the entirety of the Carved-Out Operations were owned by SHF and oldco was dissolved. In addition, effective July 1, 2021, SHF entered into an Account Servicing Agreement and Support Services Agreement with PCCU, which memorialized the operational relationship between SHF and PCCU and which were subsequently amended and restated and are discussed in Note 9 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

On September 28, 2022, the parties consummated the Business Combination, resulting in NLIT acquiring all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash, $56,949,801 of which will be paid on a deferred basis. At the closing, 1,831,683 shares of the Class A Common Stock were deposited with an escrow agent to be held in escrow for a period of 12 months following the closing date to satisfy potential indemnification claims of the parties. In addition, $3,143,388 in cash and cash equivalents representing the amount of cash on hand at July 31, 2021, less accrued but unpaid liabilities, were also paid to PCCU at the closing. For more information about the Business Combination, refer to Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K. As a result of the Business Combination, PCCU is now the Company’s largest stockholder, owning 43.20% of the Company’s outstanding Class A Common Stock.

The Business Combination Agreement was amended to provide for the deferral of a portion of the cash due to PCCU at the closing of the Business Combination. The purpose of this deferral was to provide the Company with additional cash to support its post-closing activities. Furthermore, PCCU also agreed to defer $3,143,388, representing certain excess cash of SHF due to PCCU under the Business Combination Agreement, and the reimbursement of certain reimbursable expenses under the Business Combination Agreement.

On October 26, 2022, the Company, entered into a Forbearance Agreement (the “Forbearance Agreement”) with PCCU and Luminous Capital USA Inc. (“Luminous”), an affiliate of the sponsor of NLIT. Under the Forbearance Agreement, PCCU has agreed to defer all payments owed by the Company pursuant to the Business Combination Agreement for a period of six months from the date hereof while the parties engage in good faith efforts to renegotiate the payment terms of the deferred obligations.

On March 29, 2023, the Company and PCCU entered into a definitive transaction (Refer to Note 22, “Subsequent Events,” of the consolidated financial statements) to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU.

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

In connection with the Business Combination Agreement, the Company entered into amended and restated support services and account servicing agreements the PCCU, under similar terms as the July 2021 agreements (the “Amended and Restated Support Services Agreement” and the “Amended and Restated Account Servicing Agreement,” respectively). In addition, in conjunction with the Business Combination Agreement, the Company and PCCU entered into a loan servicing agreement (the “Loan Servicing Agreement”). (Refer to Note 9 to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional information.)

Our Marketing Efforts

Historically, the Company has grown almost entirely through word of mouth and organic growth. While still robust, growth was constrained by to the cannabis client concentration limits and other balance sheet constraints applicable to PCCU while it owned 100% of SHF. Thus, marketing was not necessary. As the market has evolved and with increased competition, marketing will be leveraged at a higher level than in the past. We have accomplished great success without marketing, and we are confident that allocating marketing dollars to our activities in conjunction with our business development activities will prove fruitful.

In 2022, we formally produced our first marketing plan for the next level of success and will be focusing on the following activities to ensure greater exposure and brand awareness:

●	utilization of a well-known public relations and investor relations firm,
●	new website to optimize search engine optimization,
●	referral relationships and success fees,
●	multiple conference participation and speaking engagements,
●	customer retention promotions, and
●	email and e-blast campaigns along with more traditional direct mail marketing activities.

To build out our marketing team, we have added a very high level, well networked individual to continue to expand our national presence. Our team has networked at multiple levels, establishing a high level of credibility with financial institutions, regulators and the cannabis industry and has personally assisted numerous cannabis entities with securing banking across the country and is now bringing that talent and network to the Company.

Acquisition of Abaca

Furthermore, on October 29, 2022, the Company entered into an Agreement and Plan of Merger (the “Abaca Merger Agreement”) with SHF Merger Sub I, , SHF Merger Sub II, LLC, Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca (“Abaca”), and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders.

Pursuant to the Merger Agreement, the Company acquired Abaca through mergers with the merger subsidiaries (the “Abaca Acquisition”), in exchange for (a) cash consideration in an amount equal to (i) $9,000,000 ($3,000,000 is payable at closing, with an additional $3,000,000 payable at each of the one-year and two-year anniversaries of the closing); and (b) $21,000,000 of validly issued, fully paid and non-assessable shares of the Company’s Class A Common Stock, $0.0001 par value per share, payable in two installments. The stock consideration consists of 2,100,000 shares of SHF’s Class A Common Stock to certain Abaca stockholders at the closing and $12,600,000 (minus the note balance of $500,000, plus accrued interest) of shares of the Company’s Class A Common Stock at the 1-year anniversary of the Closing Date based on a 10-day VWAP.

The Company entered into lock-up agreements with those persons receiving shares of the Company’s Class A Common Stock (the “Lock-Up Agreements”) pursuant to which such persons agreed, subject to certain customary exceptions, not to sell, transfer or dispose of any Class A Common Stock for a period of 180 days from the closing of the Abaca Transaction.

The Company also entered into voting agreements with certain stockholders of Abaca (the “Voting Agreements”) representing 70.1% of the pre-transaction issued and outstanding Company’s Class A Common Stock pursuant to which such Persons agreed to vote all shares of the Company’s Class A Common Stock owned by them in favor of the transactions contemplated by the Abaca Merger Agreement, including the issuance of stock consideration in excess of 19.99% of the issued and outstanding Class A Common Stock, and any other action reasonably requested by the Company in furtherance thereof.

Also in connection with the closing of the Abaca Transaction, the Company entered into employment agreements with certain key members of the Abaca’s management.

Seasonality

Most loan production, generally, is subject to seasonality, with the lowest volume typically in the first quarter of each year. This does not necessarily apply to the Company as we serve the ever expanding cannabis industry with demand for access to capital at reasonable rates. We expect, based upon our pipeline of demand, a methodical and consistent growth in the lending portfolio.

Loans are extended to cannabis related businesses, both cannabis licensed and unlicensed ancillary service providers to the cannabis industry. While credit markets are generally tightening due to market conditions, the cannabis industry continue to grow and expand at a rapid pace in light of rampant legalization at the state level. This provides an opportunity for lending, unlike the normal commercial market.

Due to the federally illegal status of cannabis, most cannabis related businesses, licensed or unlicensed, have faced years of inability to access capital at reasonable rates; this forces them to purchase properties and fund their businesses from personal investment of operational cash, again strapping their own growth. This provides for a robust opportunity to lend to established entities with real estate assets free of debt. Businesses are taking the opportunity to leverage out such assets to expand and grow their operations while Safe Harbor builds a senior secured portfolio with a solid real estate base.

Furthermore, the industry has been subject to ‘hard money’ lending with annual rates available between 18-36%. This is yet another opportunity for Safe Harbor to offer refinancing of real estate debts at more favorable interest rates; since the depository relationship is necessary as part of the compliance monitoring for credit, Safe Harbor benefits from servicing, monitoring, and validating compliance of depository relationships, earning fees on deposits. This results in a lower cost of capital when considering that we earn on both the depository and lending relationships.

Other Products and Services

We offer products and services to financial institutions that we believe are attractively priced with a focus on convenience and accessibility to the financial institutions’ customers. We offer to our financial institutions clients a means to offer its CRB customers a full suite of online banking services, including access to account balances, statements and other documents, online transfers, online bill payment and electronic delivery of customer statements, as well as automated teller machines (“ATMs”), and banking by mobile devices, telephone and mail. We continuously look for ways for improving our products, services and delivery channels; we accomplish this by upgrading our offerings and technology as the market expands and demands more sophisticated products and services. We have built the present business over the past 8 years listening to the needs of the cannabis industry and rising to the occasion to expand our business model with their needs in mind. We will continue to evolve with the industry and lead on this level.

Investments

Our investment policy requires that investment decisions be made based on, but not limited to, the following four principles: investment quality, liquidity requirements, interest-rate risk sensitivity and estimated return on investment. These characteristics are pillars of our investment decision-making process, which seeks to minimize exposure to risks while providing a reasonable yield and liquidity.

Information Technology Systems

We continue to make significant investments in our information technology systems for our deposit, lending, treasury services, and compliance operations. We believe that these investments, including additional technology changes to implement our strategic plan, are essential to enhance our overall customer experience, to support our compliance, internal controls and efficiency initiatives, to expand our capabilities to offer new products, and to provide scale for future growth and acquisitions. Our program, being built under financial institution regulatory scrutiny, has allowed us to build a state of the art compliance monitoring program to ensure we not only operate with greater efficiency, but fulfill anti-money laundering and BSA (the “Bank Secrecy Act”) regulatory obligations.

The Company is actively engaged in identifying and managing cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is deemed critical. The Company has an enterprise-wide Information Security Program, or Security Program, which is designed to protect the confidentiality, integrity and availability of customer non-public information and bank data. The Security Program was also designed to protect our operations and assets through a continuous and comprehensive cybersecurity detection, protection and prevention program. This program includes an information security governance structure and related policies and procedures, security controls, protocols governing data and systems, monitoring processes, and processes to ensure that the information security programs of third-party service providers are adequate. Our Security Program also continuously promotes cybersecurity awareness and culture across the organization.

The Company also has a business continuity/disaster recovery plan, or BCP, which it actively manages to prepare for any business continuity challenges it may face. Our BCP provides for the resiliency and recovery of our operations and services to our customers. The plan is supported and complemented by a robust business continuity governance framework, a life safety program as well as an enterprise-wide annual exercise and training to keep the program and strategies effective, scalable and understood by all employees. We believe both the Security Program and BCP adhere to industry best practices and comply with the guidelines of the Federal Financial Institutions Examination Council, or FFIEC, and are subject to periodic testing and independent audits.

Competition

The banking and financial services industry has become highly competitive in just the past couple years due to a couple facts. First, none of the frontrunner financial service providers have faced prosecution for serving the industry and, with 8 years of historical evidence, other financial service providers feel more comfortable venturing into serving the cannabis industry. Second, those of us serving the industry for the past several years are expanding and solidifying relationships with the industry, gaining market share, and other financial institutions are realizing this as a missed opportunity. We will now find ourselves competing with a wide range of lenders and other financial institutions entering the cannabis market, mostly composed of local and regional banks or credit unions.

We also have limited competition with brokerage firms, trust service providers, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, and other financial intermediaries on various elements of our products and services. While many enter the market with rigor, they find themselves exiting the market due to the complexity and demands of serving the cannabis industry. Some of our competitors are not subject to the regulatory restrictions and the level of regulatory supervision applicable to us. Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry.

Few of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies, and larger banking center networks. However, due to the high risk nature of providing cannabis services, they find they must create specialized compliance programs to meet the expectations of their regulators; this puts the entire financial institution at risk for enforcement actions. They are realizing that a specialized external program that separates and monitors cannabis activities is a much safer approach; providing Safe Harbor another opportunity to work side by side with larger banks.

The fintech platform we have created at a national level allows us to compete with other financial institutions entering the market as the cannabis companies are often doing business in multiple states and desiring only one reliable financial service provider. Since Safe Harbor has incorporated remote financial services for years, this is already a strong competitive advantage for us.

While we seek to remain competitive with respect to fees charged, interest rates, and pricing, we believe that our broad and sophisticated suite of services relating to commercial banking, our high-quality customer service culture, our positive reputation, and long-standing community relationships enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Our Business Strategy

Our strategic plan is primarily focused on providing onboarding, monitoring and compliance services to financial institutions desiring to provide business banking, and commercial banking services to their customers. Our strategy aims to achieve significant growth in domestic onboarded deposits and relationships while simultaneously retaining and growing our international markets and customer base. Our primary strategy, now that we have access to public markets, is to focus on creating a one-stop financial service center upon which cannabis businesses can rely; we accomplish this using our reliable reputation and building out service components with other single service providers now serving the cannabis industry with similar reliability.

Our key strategic initiatives include:

●	Compliance First: Due to the fact that we are providing services to financial institutions that desire to provide banking services to CRBs, thereby allowing funds derived from cannabis-related businesses to flow through the financial system, we must ensure the system is protected from illicit activities by monitoring and validating funds along with “knowing our customer.” Our close partnerships with financial institutions demand that we understand the regulatory pressure they face with high risk, cash intensive businesses.

●	Deposits A Primary Focus upon which to grow relationships. Our focus on growing deposits is twofold on a strategic level. First, we must Know our Customer (KYC) in order to assist with facilitating the movement of their funds into the financial system with safe and sound practices. We have the benefit of knowing every operational dollar moving in and out of the accounts; this secures a great understanding of the business, operations, cashflow, and continuity. The second most strategic factor of growing deposits is that it is critical to our near and long-term success on our lending strategy. Utilizing our deposit balances on which to lend will allow us to reduce our use of alternative funding sources and the use of core deposits to fund our growth; this, in turn, will improve our mix of deposits and enable us to achieve a lower cost of funds.

●	Lending to solidify a long-term relationship: Lending provides us not only increased profit margins over the long term, but a solid long term relationship with the client; this ensures reduced client attrition. This is the relationship we will strive for from the KYC competitive advantage we presently hold, with over 1000 accounts from which to select the most credit worthy opportunities and understand the business to whom we lend at a very intimate level.

●	Internal Lending Function: To optimize control of the lending process, facilitate servicing, and grow a participation network of financial institutions interested in securing portions of larger loans, we will build out the function in 2023. This will enable us to speed up our processes and scale the lending portfolio in line with our depository growth.

●	Financial Institution Relationships to scale: It will be important to have the right financial institutions partnering with the Company as we scale our business nationally. So often, financial institutions wish to enter the market only to exit due to the complexities of serving the industry. We will seek out financial institutions that can provide reliable access to additional functionality and balance sheet access for growth. We will narrow our partnerships to those providing optimal financial positioning for both our clients and the Company; willing to build as we build.

●	A Superior Customer Experience to Make Banking with Us Easy. We have already taken steps to better target and attract core deposits and accelerate our digital transformation by making investments in technology and developing fintech partnerships. We have been focused on evaluating digital solutions in a number of areas. This includes investments made to automate our process for opening accounts, small business lending, and the ability to offer our wealth management customers a leading digital platform. Furthermore, our business model allows us to cultivate close relationships between service representatives and clients; this ensures that we know their needs while increasing our knowledge of their operations.

●	Rationalize Existing and Evaluate New Lines of Businesses. Key to our strategy and expectations for growth also includes rationalizing existing and evaluating new lines of businesses, to further grow our revenue streams and fee income opportunities. Our plan includes the expansion of our treasury management and wealth management functions, as well as to build specialty finance capabilities. This initiative will incorporate a robust merger and acquisition strategy that allows us to expand more rapidly than new entrants into the market trying to compete.

●	Significantly Improve Operational Efficiency. Our goal is to improve our efficiency ratio. While we believe there are opportunities to reduce our costs, we also need to identify and automate manual processes that are currently being performed. The additional technology expertise resulting from our last acquisition will enable us to assess and automate faster.

●	Improve Brand Awareness. Building brand awareness in the communities we serve will be key for both growing our presence in these markets as well as laying a strong foundation for future expansion. With a major focus on marketing and business development has been put into place and funded, we will build out a greater national brand awareness; efforts pursuant to this did not exist in the past. Many initiatives are underway including improved signage and promotions, evaluating affinity relationships, and greater community involvement. We will continue to work with state officials, regulators, and legislators to familiarize them with the manner financial services can be available in a safe and sound way for their state; this will ensure their community safety. This multi-prong approach utilizing internal expertise and networks forged over the past 8 years will allow us to dominate the financial arena moving forward.

●	Attract, Retain, Develop and Reward the Best Team Members to Execute our Strategy. Our primary differentiator is our culture and the quality of our people delivering our products and services in such a manner that customers receive the best knowledge, expertise, advice, and service when and where they need it. We will continue to attract, retain, develop, and reward the best team members to execute our strategy. In doing so, we will implement development programs that enable employees to pursue career aspirations, expand their depth of knowledge and improve their skill set.

Human Capital Management

The Company’s key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, the Company’s human resources programs are designed to continuously develop talent; reward and support our team members through competitive pay and benefits; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; and engage team members as brand ambassadors of our products and experiences.

Our corporate culture and core values (focus on the customer, innovative and forward thinking, sound financial management, doing what is right, collaborative thinking, developing our people and strengthening our communities) reflect our commitments to our customers, investors, team members, and the communities in which we do business. These values serve as guiding principles to provide a safe and positive work environment for our team members and delivering on our goals to our customers, investors, stakeholders and communities we serve. We believe we have a strong workforce, with a good mix of professional credentials, experience, tenure and diversity, that coupled with their commitment to uncompromising values, provide the foundation for our Company’s success.

The Company’s Human Capital Management includes the following areas of focus:

Experience. Due to the high risk and complex nature of serving cannabis businesses, we strive to build a workforce with experience with the cannabis industry. We can more easily train compliance and financial services, but cannabis expertise is difficult to train.

Talent. Attracting, developing, and retaining the best talent with the right skills is central to our long-term strategy to drive our success.

Our workforce composition is aligned with our business needs. Management trusts it has adequate human capital to operate its business successfully. The Company had 65 full-time equivalent employees, or FTEs, at the end of 2022. Approximately 45% of our workforce is in Colorado and another 35% in Arkansas, with an expanding remote workforce to cultivate new and existing cannabis relationships in multiple states.

Talent acquisition efforts focused on sales, business development and income generator roles. In 2022 we expanded our cash management team and brought on board a sales team to focus on offering access banking services and products. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions. We hire the best person for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all federal and state laws relating to discrimination in the workplace.

Fair and Consistent Practices. Employees want to know that if they are working hard and dedicated to the company, the person next to them should be as well. All of our communications, evaluations, assessments, and monitoring ensure that our employees are treated with respect and are able to trust that the company will ensure fair and consistent treatment. Performance evaluations done on an annual basis provide for competitive pay increases and access to the equity incentive plan. We work to make them feel part of the team no matter what role they fill. Evaluations are used to build staff expertise, efficiencies and competencies; utilizing objective criteria on which to base rewards.

Learning and Development. Our team members are inspired to achieve their full potential through learning and development opportunities, recognition, and motivation. We invest in creating opportunities to help them grow and build their careers, through a multitude of learning and development programs. These include online instructor-led, cannabis industry focused conferences, and on-the-job learning assignments. Understanding that all employees learn differently, we offer a variety of learning options including traditional classroom learning, virtual learning, any time learning, mobile learning, and social collaboration.

Leadership Development and Succession Planning. We focus on growing leadership internally and ensuring the continuity of business at all levels. We do this with mentoring programs, delegating to train employees to the next level, and specific leadership training programs to encourage staff to reach hire levels. Promoting from within is a solid strategy for long term success and loyalty.

Employee engagement. To assess and improve employee retention and engagement, the Company regularly conducts anonymous surveys to seek feedback from our employees on a variety of topics, including but not limited to, confidence in company leadership, competitiveness of our compensation and benefits package, career growth opportunities, and improvements on how we could make our company an employer of choice. The Company closely monitors the implementation of these surveys and results are shared with our employees and reviewed by senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities to drive meaningful improvements in employee engagement. Management believes that the Company’s employee relations are favorable.

We also hold regular strategic update meetings to review corporate strategies and financial successes to ensure they understand the underlying reason for assigned tasks and goals. We establish regular functional area meetings at which employees are encouraged to provide client and operational feedback, ensuring they contribute and demonstrate future potential talent. Cross functional meetings are also scheduled regularly to ensure cross functional teamwork.

Health and Safety. Consistent with our operating principles, the health and safety of our employees is of top priority. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has continued taking actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work. We implemented remote work options that have enabled employees a combination of working at the office or from home. We ensure further safety by encouraging any employee that might not feel well or have family members that might be ill to work from home in order to protect the office environment.

Diversity and Inclusion. Our diversity and inclusion goals are to build teams that reflect the communities we serve while hiring and supporting a diverse array of talent. Over 45% of our workforce is female with over 45% of management also comprised of female employees. Likewise, we have over 25% of the workforce represented as Latino, Hispanic or African American.

Our diversity and inclusion pillars are also reflected in our employee learning programs, particularly with respect to our policies against harassment and the elimination of bias in the workplace. Annual harassment training is done by all employees to ensure a workplace free of any type of harassment. Any and all complaints are dealt with in the most professional and expedited manner, creating a level of trust between management and staff.

Total Rewards (compensation and benefits). As part of our compensation philosophy, we believe in a competitive, total rewards program aligned with our business objectives and the interests of our stakeholders. We remain committed to delivering a compensation program with the fundamental principles of fairness, transparency, efficiency, and compliance with laws and regulations. Based on specific job position and market conditions, our total rewards program combines fixed and variable compensation: base salary, short-term incentive, equity-based long-term incentive, and a broad range of benefits. This compensation approach plays a significant role in our ability to attract, retain and motivate the quality of talent necessary to achieve our strategic business goals and drive sustained performance. Our compensation model engages employees to contribute towards the achievement of shared corporate objectives, while differentiating pay on performance based on individual contributions.

Wellness. The Company takes pride in providing excellent health and wellness benefits to our employees and their families. The benefits package offered includes comprehensive medical, dental, vision, as well as supplemental short and long-term life and out of pocket costs insurance. Along with these benefits, we also offer and fund a portion of employee Health Savings Accounts (HSA) monthly.

Medical Plans. Our nationwide healthcare plans allow full-time and part time employees to select from multiple health plan options. The company provides competitive medical premiums. The Company contributes a percentage of the employee premium depending upon tenure, with those employed longest receiving full payment of premium for employee coverage. The Company also contributes monthly towards the HSA accounts.

Dental, Vision and Legal Plans. Employees are eligible to participate in our dental, vision, and legal plan offerings. The Company contributes up to 100% depending on the plan and chosen tier and provides access to numerous providers across the country. Employees can also choose to purchase out-of-pocket insurance policies providing income protection and cash for services with different plans from accident, short-term disability, long term disability, additional life insurance, and more.

401K Retirement Plan. In addition to health insurance benefits, the Company also offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation, and a non-tax qualified retirement contribution plan to certain eligible highly-compensated employees. Our total benefits package supports our employees’ well-being to achieve a healthy and financial lifestyle goal.

PTO Plan. Employees enjoy a solid PTO plan that allows for 4 weeks of personal time off their first year, working up to a maximum of 7 weeks of PTO depending on tenure. Employees are also allowed to sell back PTO weeks based upon their tenure, allowing for a benefit many take advantage of to fund vacations, family situations, and even holiday shopping. They are allowed to carry over 80 hours into a new year and excess hours are paid to the employee at that time.

EMERGING GROWTH COMPANY STATUS

We are an “emerging growth company,” or “EGC”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period, for as long as it is available. We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act and (b) in which we have total annual gross revenue of at least $1.07 billion, (2) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning provided in the JOBS Act.

BUSINESS OF THE COMPANY

Summary of the Company’s Business

The Company is a market-leading service provider to financial institutions for the legal U.S. cannabis marketplace and has been successful in doing so since its inception, through its predecessor, in 2015. We believe the Company is a marketplace leader in:

● Onboarding, verification and monitoring of customer accounts maintained at our client financial institutions;

● building a national presence by providing services to financial institutions who have CRB customers in 20 states, with the foundation to scale and expand our services to financial institutions in all state-legal cannabis markets across the United States and its territories;

● developing proprietary onboarding and compliance software maintaining the highest standard of “Know Your Customer” (“KYC”) and Bank Secrecy Act (“BSA”) compliance;

● compliant lending services and assisting in underwriting for loans to CRBs and ancillary service providers to CRBs; and

● successfully navigating the high scrutiny that comes with 16 state and federal examinations in its more than seven-year operating history.

The Company was conceived in 2015 as a solution to a major problem that plagued the nascent legalized cannabis industry in Colorado - access to reliable and compliant financial services. Cannabis related funds were already finding their way into the financial system, including via hidden, misrepresented accounts and unlawful banking practices. Based upon our research, we determined that the appropriate step was to protect the financial system from criminal activity and provide legitimacy to the legal state CRBs. From decades of regulatory and banking experience, we created a detailed compliance program to assist financial institutions desiring to provide safe and sound financial services that would accomplish industry accountability and protect the financial system. The compliance program provides onboarding, validation and monitoring services to financial institutions desiring to provide traditional banking services to all types of marijuana, hemp, and CBD businesses, and to ancillary businesses that provide services to the cannabis industry. These ancillary businesses include payroll companies, payment processors, and professionals providing services to and receiving payment from CRBs. As the lawful cannabis industry grew beyond Colorado, the Company evolved its business practices to build a national footprint and currently provides services to financial institutions that provide banking services in 20 states where cannabis is either legal medicinally or for full adult use.

The Company has capitalized on the opportunity to do what financial institutions would not do directly – provide access to financial services to the underserved cannabis industry. Among the factors preventing most financial institutions from providing similar services are:

● conflicting state and federal laws regarding legalization;

● the high-risk nature of cannabis due to its black market history and undocumented, illegally earned legacy funds;

● FinCEN guidance issued in 2014 (the “2014 FinCen Guidance”) explaining how financial institutions might serve the cannabis industry, creating potential for differing interpretations and inconsistent standards;

● under-the-radar operations of CRBs and the complex nature of the corporate structures created to separate and protect assets, which creates steep learning curves necessitating the specialized cannabis sector training, onboarding, monitoring and funds validation;

● BSA obligations to which few financial institutions are willing to dedicate the significant necessary resources, and fear of non-compliance, which can result in millions of dollars in fines assessed against the financial institution.

The lack of a “safe harbor” regulatory provision that would protect officers and directors from prosecution for providing financial services to companies that produce and sell cannabis products provides the business opportunity that we have sought to fulfill.

During April 2021, the United States House of Representatives passed the SAFE Banking Act of 2021 (the “SAFE Act”). The SAFE Act would prohibit federal regulators from fining and penalizing financial institutions and their management/executive team who service legitimate businesses including those in the cannabis industry (i.e. those legal operating in states that have approved cannabis for medicinal and/or adult use). The SAFE Act has not been brought to or passed by the Senate and therefore is not law. Even with the passage of the SAFE Act, we do not believe the above barriers to entry would be significantly reduced. We feel due to the high cash nature of the business, which we believe will persist in the near and mid term, and the illicit history of cannabis, many potential competitors will remain hesitant to serve the industry, resulting in an outsized opportunity for the Company.

Since inception (including its predecessor, Eagle Legacy Services, LLC, a subsidiary of PCCU), the Company has onboarded over $12 billion in cannabis related funds into the financial system with what we believe to be the highest level of monitoring and validation. In conjunction with its financial institution clients, the Company has successfully completed 16 state and federal exams without interruption resulting in reliable financial services. The Company’s onboarded deposits currently consist of nearly 600 accounts that were onboarded and validated in a methodical manner to ensure continuity of service while under significant regulator scrutiny. The Company’s services started with only 10 test CRBs resulting in current onboarded accounts representing approximately 60 times growth since the Company began operations. The Company has successfully grown its onboarded deposits at a rapid pace, with a compound annual growth rate (“CAGR”) of 69% from 2015 to 2021. Onboarded deposits processed in 2021 were approximately $3.6 billion.

The Company’s onboarding process for CRBs desiring banking services through PCCU or another financial institution is a multi-step process that is designed to fulfill the financial institution’s “know your customer” requirements and the diligence expectations set forth in the 2014 FinCEN Guidance related to providing services to CRBs, particularly developing an understanding of the normal and expected activity for the business.

● The account opening process begins with an application and supporting documentation provided by the CRB, which are uploaded and logged so that, following a quality control review, open items and questions are flagged for follow up. All account-related documentation is stored in a secure database that allows the Company’s oversight, audit and exam functions to have access to all of the CRB’s documents.

● As part of the Company’s diligence process, background checks are performed on all business owners, with the need for additional background checks of indirect owners or investors determined in the application review stage.

● Other diligence includes, among other things, as applicable, confirmation of licensure, on-site visits to review business processes and inspect business locations, verification of sources of funds, review of business and inventory records, and review of other information necessary for a full understanding of the prospective customer’s business and historical operations.

● The account opening process is completed with the assistance of a financial institution staff member.

Currently, substantially all deposits are maintained by PCCU, and all transmissions of funds to or from these deposit accounts are handled directly by PCCU. We have expanded, and intend to continue to expand, our relationships with other financial institutions that similarly hold the CRB deposit accounts and handle transmissions of funds to and from the accounts. Although we do not hold the deposit accounts, we believe that account retention is a measure of our ability to efficiently and compliantly onboard, validate and monitor CRB accounts. For the year ended December 31, 2022, our account retention rate, representing onboarded accounts active at the end of the year as compared to onboarded accounts open at January 1, 2022, is 93.0%. The largest 10 CRB accounts held at PCCU for the period ended December 31, 2022 represented less than 5% of fee income from onboarded deposits, which is currently our largest source of revenue. Building upon the existing foundation, we believe the Company has the ability to continue to grow the financial institution clients for which it onboards deposits and related fee income at a strong pace. In addition, we plan to add access to additional financial services to the Company’s platform, such as merchant processing, custodial relationships, insurance products, broker/dealer services, payment processing services and investment services, although in each case these services would be provided by a third party holding necessary licenses.

The Company had 4 loans on its balance sheet as of December 31, 2022; each of these loans is in excess of 10% of the total loan balance. The Company also indemnified 5 loans as of December 31, 2022; 3 of these indemnified loans were in excess of 10% of the total balance.

What Safe Harbor Does

The Company has developed and commercialized a fully compliant financial services platform for financial institutions providing banking services to CRBs to access and maintain reliable financial services as long as both the financial institution client and the CRB meet regulatory requirements. Our platform has been streamlined and finetuned for the past 7 years which enables the Company’s staff to efficiently guide financial institution clients and the CRBs desiring banking services through the onboarding, validation and monitoring process. Our automated platform provides for an efficient and effective management tool allowing our employees to provide continuity of service while enabling compliance staff to monitor BSA activities.

Through the Company’s platform, our financial institution clients have the ability to provide CRBs with access to traditional financial services including wires, debit, ACH, remote deposit capture, business checking and savings accounts, courier and vaulting services, cash management accounts and commercial lending. We believe our services have been implemented consistent with applicable law and regulations, ensuring our financial institution clients will be able to provide CRBs with reliable access to these services. We feel our history of developing processes that satisfy regulatory standards has resulted in a solid reputation with related authorities and solidifies our ability to continue to grow existing services and reduces barriers in expanding into new service offerings.

The Company maintains relationships with PCCU, and other financial institutions in which the CRB funds are deposited and monetary transactions are performed. The Company’s agreements with the financial institution allow the Company’s platform to interface with the financial institution’s core banking systems and extract data necessary to monitor the deposit accounts onboarded by the Company’s transactions, such as funds transmissions to or from the accounts, occur through PCCU’s and other financial institution client’s infrastructure.

When a CRB or ancillary service provider approaches PCCU or other financial institution for which the Company provides its onboarding services, an initial onboarding fee is assessed based on the type and complexity of the business. Onboarding is an important part of the KYC requirements set forth in federal guidance. The onboarding process can require a great deal of time depending on the business complexity and the fee we assess is based upon the complexity and required time to complete the process. Additionally, the Company assesses monthly deposit and activity fees, which have historically been the majority of our revenue. These fees are also based on business type and size. Monitoring and validating deposit activity is paramount to the success of the Company’s platform. We believe our compliance-first focus reassures regulators and law enforcement that the Company continues to focus on the safety and soundness of the financial system.

Investment income is also generated when PCCU or other financial institution clients invest CRB deposits. Under the Account Servicing Agreement with PCCU, PCCU retains 25% of this related investment income. Through its relationship with PCCU, depository amounts invested are typically restricted to low-risk assets with high liquidity and low returns. Amounts invested are regulatorily restricted depending on the regulating authorities of the financial institutions with whom we contract.

The level of CRB deposits onboarded by the Company and held at PCCU allows for robust lending capacity. During 2020, the Company implemented a commercial lending program, which will be a strong pillar for future revenue and profit growth. The focus will primarily include senior secured lending with smaller loans considered for unsecured lending. Collateral types would include real estate, equipment, and other business assets. The commercial lending program is built on:

● stringent collateral package requirements with ample loan to value coverage;

● strong underwriting of collateral and creditworthiness of borrower; and

● a deep knowledge and understanding of the industry, borrowers’ operations and the cannabis industry business cycle.

Currently, lending is primarily funded through PCCU using the funds from CRB deposit accounts onboarded by the Company. The Company is currently seeking relationships with additional financial institutions that would fund the Company’s loans and other sources of working capital with which the Company could fund the loans directly. The Company has created a lending program tailored specifically to the unique needs of CRBs while also achieving strong returns on quality loans. We believe that fees based on deposits that we onboard and interest on Federal Reserve Bank will represent the most significant portion of our revenue by 2023. While third parties are presently used to provide loan underwriting and servicing, the Company plans on building out a full-service internal lending function to improve the efficiency of our lending process and to increase future profitability.

We feel we have taken a creative and methodical approach in building the Company’s platform, which has allowed us to nationally scale our business. The platform’s policies, training, monitoring and other processes are well established with talented and expert level knowledge. We also plan to further expand the officer level suite with talent that we believe will further our success. We anticipate this combination will provide a competitive advantage for us as we focus on continued growth.

Industry Overview

The Company provides a variety of onboarding, compliance, and monitoring services to financial institutions and other financial services providers to the large and quickly expanding U.S. cannabis industry. The cannabis industry is one of the fastest emerging consumer end markets in the U.S. According to the 2021 Annual Marijuana Business Factbook, the industry is expected to grow from a $20 billion market in 2020 to $46 billion by 2025, representing a 14% and 20% CAGR in medicinal and adult use respectively. As of November 2022, 38 states plus the District of Columbia have legalized medical cannabis, and 18 states plus the District of Columbia have legalized adult-use cannabis. Additional states that have recently enacted efforts to legalize, such as New York and New Jersey, are expected to contribute significantly to the 2025 market size, which is when they are expected to be fully operational and supported by proper infrastructure.

The Company’s management is well positioned to assist growing markets; having created a reliable reputation and network over the past seven years. The team is often called upon to work with state and federal officials, regulators, law enforcement and financial service providers to share experience and knowledge on navigating access to financial services. We believe this expertise will allow us to enter new markets with greater ease.

Further momentum with pending legislative and regulatory changes is expected to drive expansion of the total addressable market as more states continue to legalize cannabis for adult-use and medical use. According to a 2022 report from New Frontier Data, an expected 52 million U.S. adults will consume cannabis at least once in 2022 across both legal and unregulated markets. That number is projected to grow by roughly 4% per year over the next eight years, reaching an estimated 71 million U.S. consumers by 2030.

Over 89 million Americans (26% of the U.S. population) live in states where possession and use of cannabis remain illegal. Currently, approximately 91% of U.S. adults say marijuana should be legal for medical use only or medical and adult-use. This would greatly increase potential end users and we believe reduce stigma around the use of cannabis and cannabis related products.

The Company’s strategy is to be a first-mover in future new legal markets through its platform offering access to financial services, which already allows financial institutions to offer their services to CRBs in multiple states.

We believe there is currently a very small subset of the financial services industry willing to provide a full suite of financial services to CRBs and these providers are extremely fragmented. The Company has been a front runner in assisting financial institutions that desire to provide reliable financial services to the industry and is well known amongst the leaders in the cannabis financial services arena. Going forward, we feel this positions the Company well to further optimize market position and become the leading provider of access to financial services focused on the cannabis industry.

Key Challenges

Legal Environment

Cannabis remains a controlled substance under the CSA. The conflict between federal and state laws allows for prosecution at the federal level, assets remain subject to seizure, and there are potential punitive actions by third parties (including regulated) against financial institutions and financial services providers for entering the business. The only quasi-protective measure in place is the Rohrabacher-Blumenauer Amendment to the Appropriations Budget. However, this amendment is not specifically for financial institutions and is only for the general purpose of prohibiting the use of federal funds to prosecute CRBs in states that have created a regulatory framework for medical cannabis only. The uncertainty of the legal landscape has increased with the previous Attorney General’s January 2018 rescission of the Cole Memorandum, which was guidance issued in August 2013 from then Deputy Attorney General James M. Cole to federal prosecutors that de-prioritized the enforcement of federal marijuana prohibitions. Although, in our opinion, the authority to prosecute cannabis related violations appears to remain vested in each state’s Attorney General, we believe that the 2014 FinCEN Guidance provide an important framework for compliance to parties providing services to CRBs. We also believe that the successful completion of 16 regulatory examinations of our financial institution clients for which we provide onboarding services demonstrates that it is possible to structure onboarding, validation and monitoring services in a compliant manner.

Pending Legislation

Legislation pending at the federal level such as the SAFE Banking Act described above will provide limited protection to financial institutions banking the industry and other financial services providers in as much as the companies and their officers will not be prosecuted or fined simply for servicing the cannabis industry. However, legislation will not protect financial institutions from breaches of Bank Secrecy Act (“BSA”) regulations, which may lead to significant penalties, often resulting in substantial fines assessed by FinCEN. Given inherent risks associated with the cannabis industry such as the remaining illicit market and illegal past, the need to bank the industry at an elevated level of compliance will not change if the legislation passes at the federal level unless BSA changes, which is unlikely.

Complexity of Business

The nature of the cannabis business is such that businesses utilize sophisticated business structures for asset protection and to create ways to maximize tax efficiencies. This makes for very complex business structures with some companies having twenty plus related entities that financial institutions must monitor for adherence to anti-money laundering (“AML”)/BSA regulations. This understanding, diligence and underwriting is labor-intensive work requiring significant hands-on resources.

Regulatory Uncertainty

Due to the divergence between cannabis-related state and federal law, we believe venturing into providing access to banking and financial services for CRBs remains “cutting edge.” We feel that the scrutiny and pressure under which financial institutions and financial services providers must operate to maintain compliant while servicing CRBs, coupled with the pending status of further federal legislation, causes most financial institutions and financial services providers to shy away from the industry. We, however, view this as an opportunity. While the Company is not regulated as a subsidiary of a regulated financial institution, our agreements with our financial institution partners and the nature of our services typically require we provide these services in a compliant manner. This primarily relates to offering services that are compliant with the 2014 FinCEN Guidance and the BSA. In addition, given our history of being born from a credit union, our services historically have been subject to regulatory oversight from the National Credit Union Administration (“NCUA”). As we are no longer a credit union service organization post-Business Combination, this is no longer the case. The Company will nevertheless continue to be subject to a range of laws, rules, and regulations, including those applicable to the Company as a wholly owned subsidiary of an SEC registrant. In order to ensure we provide our services in an appropriate manner, we maintain policies and procedures we believe to be aligned with the requirements of 2014 FinCEN Guidance and the BSA. These policies and procedures are continuously assessed by management and formally reviewed at least annually. All employees are provided ongoing and annual training to ensure our services are delivered in an appropriate manner. An external audit firm is engaged to audit our compliance with certain policies on a quarterly and annual basis.

BSA/AML Regulations and Ramifications

BSA penalties for non-compliance are significant. For example, during March 2022, FinCEN issued a consent order issuing a $140 million civil penalty to a financial institution for failing to address previously identified AML program issues and other BSA compliance issues. This fine was unrelated to CRBs, which we believe provides a higher risk industry. We believe that most institutions cannot withstand such a penalty and will not take that risk. BSA talent is difficult to find and delegating such legal risk to BSA staff takes a great deal of trust, training, and additional resources to monitor activities and protect the financial institution. We believe our history and experience of providing compliant financial services and in conjunction with our financial institution clients successfully completing 16 regulatory examinations reduces our risk in this area and provides us with a competitive advantage. We are committed to providing services in a compliance first fashion.

Certification Program for Financial Institutions

Standardization between financial service providers and various regulating agencies (FDIC/OCC/NCUA) has created a difficult situation for law enforcement when determining which entities are protecting the financial system. The Company has worked with state attorneys general to build comfort and understanding on what constitutes a safe and sound program, ensuring no illicit funds enter the financial system. An example of this collaboration led to the development of a New Mexico cannabis banking certification program upon which financial institutions can obtain certification and law enforcement can rely on these certifications to make better assumptions with regards to those financial service providers truly assisting with their priorities. The Company’s test certifications for Hemp/Cannabis/Testing and financial institutions have been successfully completed and presented to law enforcement for their review. At this point, they have supported the efforts and the program will move forward to include annual certification requirements with minimum standards. The Company will continue to work with law enforcement to complete a certification program for cannabis banking financial institutions; setting a standard upon which law enforcement can rely.

Cannabis Focused Fintech Competition

Financial regulators have created a real or perceived barrier to entry for most financial institutions. This has created the utilization of fintech models to provided financial services to the cannabis industry. Unregulated fintechs, i.e., those not formally regulated by federal agencies, are not subject to the same restrictions as chartered financial institutions (i.e., concentration limits on the percentage of balance sheet composed of higher risk cannabis deposits). Fintechs may enjoy this less restricted environment for a period of time but we anticipate these companies will become subject to increasing regulatory requirements. We believe competition at the fintech level remains limited, as the emerging cannabis market requires the creation of sustainable fintech models that understand the regulatory environment, combining technology and regulation. While not fully regulated, fintech models are responsible for moving funds through the financial system via banking partners and must therefore be aware of regulations surrounding the movement of funds and implement BSA programs themselves.

How the Company Addresses These Challenges

The Company’s solutions are designed to address the key challenges faced by financial institutions desiring to provide banking services to CRBs. Today’s industry participants lack sufficient and reliable access to traditional financial services. We believe our solutions offer valuable services making communities safer, drive growth in local economies and foster long term partnerships.

The Company serves financial institutions desiring to provide banking services to the regulated cannabis industry and maintains a high standard of accountability, transparency, monitoring, reporting and risk mitigation measures while meeting BSA obligations in-line with the 2014 FinCEN Guidance relating to CRBs. BSA obligations vary depending on the growth and complexity of the CRB banking customers’ business, resulting in financial service providers constantly adjusting activities to meet expectations. The Company’s program has actual “hands-on” experience in the market since January 2015. We have increased BSA activities every year to manage to the emerging market risks and growth of the portfolio. This experience has allowed for the formulation of best practices and standardized processes that provide for a better understanding of these risks in order to mitigate them. We believe that the Company’s brand has been optimized on a national level to include sound and recognized exposure with financial institutions, legislators, governing officials, attorneys’ generals, regulators and the overall cannabis industry.

We have developed proprietary software built specifically for the cannabis industry from input gathered from our experience handling the onboarding of CRB accounts for PCCU. Our software enables our financial institution clients to manage the customer onboarding process, including applications and intake, “know your customer” diligence, and ongoing compliance monitoring, coupled with financial services relationship monitoring. Our software is continuously improved based on our experience and is updated to include new options and functions associated with the emerging cannabis market. Our software is able to run on different core banking systems, so as a result we are able to offer this software to financial institution clients who desire to use our software for diligence and monitoring purposes for their own CRB customers without our assistance. Ultimately, we believe that our software can be updated to accommodate new industries and to enhance existing processes for increased efficiencies.

Financial institutions continue to shy away from banking the cannabis market due to cannabis remaining a Schedule 1 drug, thus illegal under federal law. Because there is no “safe harbor” for financial institutions seeking to provide banking services to CRBs, it provides us the opportunity to capitalize on our knowledge and position as a market leader. We believe most financial institutions will not enter the market until federal legalization occurs — especially the large, multi-state financial institutions. Even then, the industry will still be considered a higher-risk banking sector needing strong experience and vetted programs. The 2014 FinCEN Guidance issued in February 2014 detailed the regulatory agency’s compliance and monitoring expectations for financial institutions servicing the cannabis industry. In our opinion, this created a window of opportunity allowing for the ability to serve the cannabis industry. We believe this window of opportunity, along with our proven track record, reduces the risk of any negative consequences as a result of servicing the cannabis industry.

It is our opinion that many competitors will attempt to enter the financial services market without understanding the complexity or regulatory demands and we believe many will quit once they assess required resources to maintain a compliant program. We have seen several financial institutions divest their balance sheet of cannabis risk in the last year due to regulatory pressures and demands on BSA dedicated resources.

Banking, or the lack of banking provided to the cannabis industry, remains a national issue due to the conflict in federal and state laws, reputational risk, and AML/BSA regulatory requirements. CRBs have been unbanked or even banked secretly. Many financial institutions start serving the industry only to quickly close down their cannabis focused operations due to i) lack of industry knowledge, ii) regulatory pressure, iii) cash management volume, and iv) the labor-intensive monitoring and reporting requirements.

Traditional fintech operations typically have difficulty obtaining banking relationships in which to conduct business as the financial institution still remains liable for BSA obligations and yet the fintech retains control of all safety and soundness processes - a high and potentially expensive financial institution risk without direct control. The Company, under the umbrella of our parent financial institution, PCCU, methodically built its platform in a regulated manner under the supervision of financial regulators. This allows the Company to continue to operate with attention and activities based upon required regulations and provide financial institution partners with whom we work confidence in our ability to manage the higher-risk cannabis industry. Going forward, the Company will continue to operate in a manner to ensure a smooth transition once regulations are standardized for businesses providing financial services under a fintech model.

Cybersecurity

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity, which are intended to enhance cyber risk management by financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. In 2018, the SEC also published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. If we fail to observe this regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments where our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and the customers of our financial institution clients. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

Future Legislative Developments

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in their states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although any change could impact the regulatory structure under which we or our competitors operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy, and limit our ability to pursue business opportunities in an efficient manner. It could also affect our competitors differently than us, including in a manner that would make them more competitive. A change in statutes, regulations or regulatory policies applicable to us or any of our affiliates could have a material, adverse effect on our business, financial condition and results of operations.

Available Information

We maintain a website at the address https://shfinancial.org/. On our website, you can access, free of charge, our reports on Forms 10-K, 10-Q and 8-K, as well as proxy statements on Schedule 14A and amendments to the materials. Materials are available online as soon as practicable after we file them with the SEC. Additionally, the SEC maintains a website at the address www.sec.gov that contains the information we file or furnish electronically with the SEC. The information contained on our website is not incorporated by reference in, or considered part of, this Form 10-K.

Supplementary Item: Information about our Executive Officers

Sundie Seefried. Ms. Seefried currently serves as the Chief Executive Officer of the Company, a position she has held since September 2022. Prior to joining the Company, Ms. Seefried served as the Chief Executive Officer of PCCU from 2001 until June 2021 and as the Chief Executive Officer of Eagle Legacy Services, LLC from January 2020 until March 2021. Ms. Seefried previously served as a board member of the Colorado Division of Financial Services from 2019 until 2021, and as a board member of the Credit Union Association from 2007 until 2015. Ms. Seefried received her Bachelor of Science in Business Management from the University of Maryland and her Master of Business Administration from Regis University, Colorado.

Donnie Emmi. Mr. Emmi currently serves as Chief Legal Officer for the Company, a position he has held since September 2022. Before this role, Mr. Emmi was Managing Partner of Hunsaker | Emmi, P.C., a position he has held since December 2004. Mr. Emmi was a partner of Hoban Law Group, P.C. from September 2019 until July 2021 when it was merged with Clark Hill, PLC. Following the merger, Mr. Emmi serves in an of counsel capacity to Clark Hill, PLC. Mr. Emmi previously served as an officer and director of Test Kitchen, Inc., a product manufacturer, from December 2020 until April 2021; and as a director of Pure Harvest Corporate Group, Inc. from December 2020 until December 2021. Mr. Emmi is also the former Chair of the National Cannabis Industry Association Banking and Financial Services Committee 2020 (Vice Chair 2019). Mr. Emmi received his undergraduate degree from East Stroudsburg University of Pennsylvania and his Juris Doctor from the University of Denver Sturm College of Law. Prior to practicing law, Mr. Emmi was a licensed Series 7 and 63 securities dealer and served in the United States Air Force from 1999 until 2007.

James H. Dennedy. Mr. Dennedy currently serves as Chief Financial Officer for the Company, a position he has held since October 2022. Before this role, Mr. Dennedy most recently served in various positions for urban-gro, Inc. a Nasdaq-listed engineering design and services company focused on the commercial horticulture market, including as President and Chief Operating Officer from February 2021 to August 2022, and a board member from August 2018 to August 2022. Prior to that, from April 2018 to August 2019, he served as Chief Financial Officer of Interurban Capital Group, a privately held provider of site development, lease management, branding, licensing and other consulting services, acquired in March 2020 by Harvest Health & Recreation Inc.; from January 2017 to April 2018, he operated as an entrepreneur and private investor; from May 2011 to January 2017 served as President, Chief Executive Officer, and a board member of Nasdaq-listed hospitality software company Agilysys Inc.; and from April 2008 to May 2011 served as Chief Investment Officer of Arcadia Capital Advisors, a privately held capital management company. Mr. Dennedy earned his B.S. from the United States Air Force Academy, an MBA from The Ohio State University, and an M.A. in Economics from the University of Colorado, Boulder, Colorado.

Tyler Beuerlein. Mr. Beuerlein currently serves as the Chief Strategic Business Development Officer of the Company, a position he has held since September 2022. Prior to his employment with the Company, from February 2015 to April 2022, he served as the Chief Revenue Officer and Chief Business Development Officer for Hypur Ventures, a venture capital fund dedicated strategic investments in businesses that operate in the legal cannabis industry. Mr. Beuerlein was the former Chairman of the National Cannabis Industry Association Banking and Financial Services Committee (2020). Additionally, he has been appointed to be on both the Marijuana Business Daily’s Advisory Board and ATACH Cannabis Beverage Council. He is also a member of the Forbes Business Development Council. Formerly, Mr. Beuerlein founded and managed a large beverage company and was a professional athlete in the New York Mets organization.

Jonathan Summers. Mr. Summers has served as the chairman of 3 Billion Pairs Genetic Corporation, an artificial intelligence company, since January 2022. Mr. Summers has also been serving as the chairman of EXMceuticals Inc., a Canadian-listed medical cannabis company since May 2019. Mr. Summers has also served as a director of Pathfinder Minerals, a mineral exploration company, since March 2021 and also serves as a member of the audit committee thereof. He also serves on the advisory board for Mocha Holdings LLC, a data privacy company. From May 1996 until May 2011, Mr. Summers served in various roles at Goldman Sachs, most recently serving as a Managing Director. Mr. Summers served as the Founding Partner and the Head of Business Development for Everett Capital Advisors, a $700.0 million London-based investment fund from October 2015 to October 2019, and served as the Founding Principal and Head of Business Development for Myriad Asset Management, a $5.0 billion Hong Kong-based multi-strategy asset management firm, from September 2011 to December 2014. Mr. Summers holds a Master in Modern History (1st class) from Oxford University. We believe Mr. Summers is well-qualified to serve as a member of our board of directors due to his experience in investment banking and in strategically growing businesses, and his contacts and relationships.

Jonathon F. Niehaus. Mr. Niehaus currently serves as the Managing Partner of Interactive Global Solutions, a consulting company, a position he has held since January 2011. Mr. Niehaus also currently serves as a manager of SHF, a position he has held since February 2022. From 2003 until 2011, Mr. Niehaus serves as a Global SVP for First Data Corporation and the Western Union Company. Mr. Niehaus received his Bachelor of Science in Journalism and Communications from the University of Iowa.

Jennifer Meyers. Ms. Meyers currently serves as the Chief Financial Officer of PCCU, a position she has held since October 2021. Ms. Meyers previously served as the Chief Financial Officer of Clean Energy Credit Union from July 2020 until October 2021. Prior to joining Clean Energy Credit Union, Ms. Meyers served as a Finance Executive and Strategist for DaLand LLC, a credit union service organization, from May 2019 until May 2020. Ms. Meyers also previously served as the Chief Financial Officer of Westerra Credit Union from April 2009 until February 2019. Ms. Meyers received her Bachelor of Science in Accounting and her Master of Accountancy from the University of Denver.

Richard Carleton. Mr. Carleton currently serves as the Chief Executive Officer of the Canadian Securities Exchange, a position he has held since July 2011. Mr. Carleton also currently serves as a director of Tetra Trust, a licensed trust company, and of Blue Oceans ATS, a U.S. registered alternative trading system, positions he has held since June 2021 and April 2021, respectively. Mr. Carleton also serves as a board member of the Empire Club of Canada and of the Private Capital Markets Association of Canada, positions he has held since 2018 and 2017, respectively. Mr. Carleton received his Bachelor of Arts in History from the University of Ottawa and his LLB from the University of Toronto.

John Darwin. Mr. Darwin previously served as the Co-Chief Executive Officer of Northern Lights Acquisition Corp. Mr. Darwin is a co-founder and Managing Partner of Luminous Capital Inc., where he identifies engagements, guides debt and equity investment strategy, and manages operations of private and public portfolio companies. Previously, Mr. Darwin was co-founder and President of OCG, Inc. (ONE Cannabis), a United States-based cannabis dispensary franchisor. While at OCG, Inc., Mr. Darwin grew the franchise business from inception to operations across multiple states and negotiated a sale to Item 9 Labs Corp. (OTCQX: INLB), a publicly traded cannabis company. Mr. Darwin has over eight years of vertically integrated cannabis operational and venture capital experience, with experience managing large scale cultivation, vertically integrated operations, and multi-national brand strategies. Prior to the cannabis industry, Mr. Darwin held various roles in private equity and corporate finance and has a decade of professional finance and transaction experience. Mr. Darwin received his BBA in Finance from Southern Methodist University Cox School of Business.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks that could cause actual results to differ materially from those indicated by forward- looking statements made in this Form 10-K or presented elsewhere from time to time. These risks are discussed more fully under “Item 1A. Risk Factors” and include, but are not limited to the following:

Risks Related to Our Business and Operations

●	Substantially all of the Company’s CRB customers’ deposits are currently held at PCCU, which means that our growth will be restricted until we can enter into agreements with additional financial institutions.
●	The Company has only recently begun its loan program, which may make it more difficult for the Company to compete with other lenders, brokers and servicers.
●	The Company’s loan program is currently substantially dependent on PCCU, currently the largest funding source for the Company’s loans, which may limit the types, terms and amounts of loans that we may offer.
●	The Company may face competition from traditional financial institutions and other lenders and service providers for its lending and other services, which may adversely affect the Company’s ability to achieve our business goals and its results of operations.
●	The soundness of our financial institution clients could adversely affect us.
●	The Company intends to focus its lending to CRBs on commercial loans, which could increase the risk in the Company’s loan portfolio, resulting in higher provisions for loan losses and adversely affecting the Company’s results of operations.
●	Loans to CRBs secured by properties and assets that are, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect the Company’s business, financial condition, liquidity and results of operations.
●	The Company is obligated to indemnify PCCU for all losses resulting from defaults of the CRB loans made by PCCU to the Company’s customers.

●	If the Company’s allowance for loan losses is not sufficient to cover actual loan losses for loans held in the Company’s portfolio or for which it was otherwise responsible, the Company’s results of operations and financial condition will be negatively affected.
●	Certain assets of CRB borrowers may not be used as collateral or transferred due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.
●	Foreclosure of security interests on loans to CRBs that are in default could result in losses.
●	Interest rate volatility could significantly reduce our profitability, business, financial condition, results of operations and liquidity.
●	The Company may become subject to regulation in additional states as it expands its operations.
●	The Company is dependent on PCCU for certain administrative services.
●	Actual or threatened public health crises, epidemics, or outbreaks, such as the outbreak of COVID-19, may have a material adverse effect on the Company’s business, financial condition, and results of operations.
●	An information systems interruption or breach in security of the Company’s systems could adversely affect us.
●	The Company may suffer uninsured losses or suffer material losses in excess of insurance limits.
●	An adverse outcome in litigation to which the Company is or becomes a party could materially and adversely affect us.
●	The Company identified material weaknesses in its internal control over financial reporting for the year ended December 31, 2022. Such material weaknesses could adversely affect the Company’s ability to report its results of operations and financial condition accurately and in a timely manner.

Risks Related to the Cannabis Industry, including:

●	The Company provides services to financial institutions that provide banking services to businesses in or ancillary to the state licensed cannabis industry, which could expose us to additional liabilities and regulatory compliance cost and adversely impact our business, operations, financial condition, brand and reputation.
●	The Company, its financial institution clients and their CRB customers are subject to a variety of laws regarding financial transactions related to cannabis, which could subject their CRB customers to legal claims or otherwise adversely affect our business.
●	We may have difficulty using bankruptcy courts due to our involvement in the regulated cannabis industry.
●	The conduct of third parties may jeopardize our business and regulatory compliance.
●	We may be subject to constraints on marketing our services, which could adversely impact our results of operations and our growth opportunities.
●	Service providers to cannabis businesses may be subject to unfavorable U.S. tax treatment.
●	Cannabis businesses may be subject to civil asset forfeiture.
●	Because we provide services to companies that provide services to CRBs, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.
●	There may be difficulty enforcing certain of our commercial agreements and contracts.
●	Certain of our directors, officers, employees and investors who are not U.S. citizens may face constraints on cross-border travel into the United States.

Risks Related to SHF’s Organization and Structure, including:

●	Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.
●	The Company depends on key management personnel and other experienced employees.
●	Failure by the Company’s directors, officers or employees to comply with applicable policies, regulations and rules could materially and adversely affect us.
●	Changes in accounting rules, assumptions or judgments could materially and adversely affect the Company.
●	The accounting for the forward purchase derivative could cause material impacts to our balance sheet and statement of operations.
●	If the Company fails to implement and maintain an effective system of internal controls, it may not be able to accurately determine its financial results or prevent fraud. As a result, investors could lose confidence in the Company’s financial results, which could materially and adversely affect the Company.

Risks Related to an Investment in Our Securities

●	Our failure to continue to meet Nasdaq’s continued listing standards could have an adverse impact on our stock price.
●	Sales of our Class A Common Stock, or the perception of such sales, by us or the holders of such shares in the public market or otherwise could cause the market price for our Class A Common Stock to decline.
●	We may not receive any proceeds from the exercise of Warrants, and if we do we may be unable to invest the portion of the net proceeds from this offering on acceptable terms.
●	There is no guarantee that the Warrants will be in the money, and they may expire worthless.
●	The market for our securities has been volatile and may continue to be volatile, which would adversely affect the liquidity and price of our securities.
●	If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
●	The Company is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, may qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
●	A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A Common Stock or public warrants to drop significantly, even if the Company’s business is doing well.
●	The terms of our PIPE financing completed in conjunction with the Business Combination has had, and could continue to have an adverse impact of the trading prices of the Class A Common Stock.
●	The grant of registration rights to PCCU and the seller in connection with the Business Combination pursuant to the Unit Purchase Agreement, and to the PIPE Investors in connection with the Amended and Restated Securities Purchase Agreement, may adversely affect the market price of our Class A Common Stock.
●	The Company may issue additional shares of common or preferred stock under the Equity Incentive Plan or otherwise, any one of which would dilute the interest of the Company’s stockholders and likely present other risks.
●	Our operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
●	If securities or industry analysts do not publish or cease publishing research or reports about the post-combination company, its business, or its market, or if they change their recommendations regarding the Class A Common Stock of the post-combination company adversely, then the price and trading volume of the Class A Common Stock of the post-combination company could decline.
●	We may be unable to obtain additional financing to fund our operations and growth.
●	Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.
●	We have not registered the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
●	Warrants are exercisable for Class A Common Stock, and the exercise of such Warrants would increase the number of shares eligible for resale in the public market and result in dilution to our stockholders.
●	Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which could limit the price investors might be willing to pay in the future for our common stock.
●	Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
●	The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.
●	Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Item 1A. RISK FACTORS

We are subject to risks and uncertainties that could potentially negatively impact our business, financial conditions, results of operations and cash flows. This section contains a description of the risk and uncertainties identified by management that could, individually or in combination, harm our business, results of operations, liquidity and financial condition, as well as our financial instruments and our securities. In evaluating us and our business and making or continuing an investment in our securities, you should carefully consider the risks described below as well as other information contained in this Form 10-K and any risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors”. We may face other risks that are not contained in this Form 10-K, including additional risk that are not presently known, or that we presently deem immaterial. This Form 10-K and the risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in such forward-looking statements. Please refer to the section in this Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements.

RISKS RELATED TO THE COMPANY’S BUSINESS

Substantially all of the Company’s CRB customers’ deposits are currently held at PCCU, which means that our growth will be restricted until we can enter into agreements with additional financial institutions.

Substantially all of the deposits of the Company’s CRB customers are currently held at PCCU, which constitutes approximately 60% of PCCU’s total assets. Under the Second Amended and Restated Support Services Agreement, PCCU has agreed to maintain its ratio of CRB-related deposits to total assets to 60% or greater unless a lower ratio is required by applicable regulatory or policy requirements. There can be no assurances that PCCU will be able to maintain this ratio of CRB-related deposits to total assets, or that its total assets will grow so as to permit its CRB deposits to grow. Therefore, unless we are able to expand the number of financial institutions at which deposits onboarded and monitored by the Company are held, our growth will be limited to the extent that PCCU’s assets may grow, if at all. Although under the Company’s Second Amended and Restated Account Servicing Agreement with PCCU, the Company is not restricted from onboarding and monitoring deposits at other financial institutions, there can be no assurances that we will be able to expand the number of financial institutions with which we will onboard and monitor deposits or, if we are able to enter into agreements with additional financial institutions, whether the terms of those agreements will be on comparable terms. In addition, if PCCU were to terminate either or both of the Second Amended and Restated Support Services Agreement or the Second Amended and Restated Account Servicing Agreement, our operations would be materially impaired if we were not able to obtain from third parties the services the Company receives from PCCU under the Second Amended and Restated Support Services Agreement or if we were not able to enter into arrangements with other financial institutions to host the deposits of the Company’s customers.

The Company has only recently begun its loan program, which may make it more difficult for the Company to compete with other lenders, brokers and servicers.

The Company, through its predecessor entity, began offering loan services through PCCU to CRBs in 2020. As a result, the Company’s loan program may be subject to factors inherent in a start-up business, such as competing with existing entities who have been offering loans and other lending-related services for longer than the Company has, ensuring that the Company’s systems are compliant with applicable laws and regulations, and ensuring that the Company’s systems and personnel are able to handle the anticipated pipeline of loan applications. The time to fully ramp-up the Company’s lending and loan servicing operations may be more difficult for the Company to compete against lenders and brokers that have been lending to CRBs for a longer period of time.

The Company’s loan program is currently substantially dependent on PCCU, currently the largest funding source for the Company’s loans, which may limit the types, terms and amounts of loans that we may offer.

The Company’s loan program currently depends on PCCU as the Company’s largest funding source for new loans to CRBs. To date, with the exception of one $500,000 loan funded directly by the Company during April 2022, all of the Company’s loans have been funded by PCCU. Under PCCU’s loan policy for loans to CRBs, PCCU’s board has approved aggregate lending limits at the lesser of 1.3125 times PCCU’s net worth or 65% of total CRB deposits. Concentration limits for the deployment of loans are further categorized as (i) real estate secured, (ii) construction, (iii) unsecured and (iv) mixed collateral with each category limited to a percentage of PCCU’s net worth. As of December 31, 2022, PCCU’s net worth was $133.23 million and CRB-related deposits were $161.14 million. As of December 31, 2021, PCCU’s net worth was $61.9 million and CRB-related deposits were $146.3 million. In addition, loans to any one borrower or group of associated borrowers are limited by applicable NCUA regulations to the greater of $100,000 or 15% of PCCU’s net worth. As a result, our ability to expand our loan program will be limited by PCCU’s growth unless we are able to expand our capacity to make loans directly or find other financial institutions and lenders willing to make loans to CRBs. In addition, even if we are able to identify additional lenders, we may not be able to negotiate comparable terms.

The Company may face competition from traditional financial institutions and other lenders and service providers for its lending and other services, which may adversely affect the Company’s ability to achieve our business goals and its results of operations.

The Company operates in an increasingly competitive market for its lending, compliance, customer intake and management services. Our competitors for our compliance and customer-focused services include both traditional financial institutions and fintech companies. Lending competitors include both private investment funds and public REITs focused on the cannabis industry, as well as traditional financial institutions that have begun offering loans to CRBs. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. In particular, because traditional financial institutions may have a cost of funds more comparable to ours, we may face greater competition in providing loans to CRBs. There can be no assurances that we will be able to successfully compete against these competitors, which may adversely affect the Company’s ability to achieve its business goals and its results of operations.

The soundness of our financial institution clients could adversely affect us.

Because our clients are other financial institutions, our ability to grow our operations and client base could be adversely affected by the actions and commercial soundness of other financial institutions for whom we provide services or who might seek our services. Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial institutions, or the banking and financial services industry generally, have led to market-wide liquidity problems and could lead to losses, defaults or regulatory actions against the financial institutions with which we do business or with whom we may seek to provide services. There can be no assurances that the occurrence of any such losses, defaults or regulatory actions would not materially and adversely affect our results of operations.

The Company intends to focus its lending to CRBs on commercial loans, which could increase the risk in the Company’s loan portfolio, resulting in higher provisions for loan losses and adversely affecting the Company’s results of operations.

The Company intends to focus its lending efforts on commercial loans to CRBs, including commercial real estate loans, commercial business secured by other assets such as equipment or accounts receivable, and unsecured loans. Historically, these loans have had higher risks than other types of loans, such as loans secured by residential real estate. For example, repayment of commercial real estate loans and commercial business loans are dependent on income being generated by the rental property or business in amounts sufficient to cover operating expenses and debt service. If the borrowers of these types of loans default, the collateral may not be liquidated as easily and may involve expensive workout techniques. Commercial lending may also involve large balances of loans to single borrowers or related groups of borrowers. If these loans become nonperforming, The Company may have to increase its reserves for loan losses, which would negatively affect its results of operations.

In addition, loans secured by commercial real estate may deteriorate in value during the time the credit is extended. Real estate values and the real estate markets are generally affected by a variety of factors including, but not limited to, changes in economic conditions, fluctuations in interest rates, the availability of credit, changes in tax laws and other statutes, regulations, and policies, and acts of nature. Weakening of the real estate market could result in an increase loan defaults and a reduction in the value of the collateral securing those loans, which in turn could adversely affect our profitability and asset quality. If the collateral securing a loan is liquidated to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Loans to CRBs secured by properties and assets that are, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect the Company’s business, financial condition, liquidity and results of operations.

The loans presently funded by our financial institution clients, and the loans that are expected to be made in the future, may be secured by properties and assets that are, and will be, subject to various state and local laws and regulatory requirements, and we, our client financial institutions, or a third party would be subject to such requirements if such collateral was foreclosed upon. State and local property regulations may restrict the use of collateral or the ability to foreclose on the collateral. Among other things, these restrictions may relate to cultivation of cannabis, the use of water and the discharge of waste water, fire and safety, seismic conditions, asbestos-cleanup or hazardous material abatement requirements. Neither the Company, its financial institution clients, nor third parties engaged to assist with the liquidation or foreclosure process will take possession of cannabis inventory, cannabis paraphernalia or other cannabis-related assets, nor will they take title to real estate used in cannabis-related businesses. Applicable regulations under state law that govern CRBs generally do not permit the taking of title to real estate involved in commercial sales of cannabis, whether through foreclosure or otherwise, without prior regulatory approval. The sale of a license or other realization of the value of licenses also requires the approval of state and local regulatory authorities. While the loan agreements and related security agreements provide for foreclosure remedies, receivership remedies and/or other remedies that would permit the sale or other realization of real property collateral, the regulatory requirements and statutory prohibitions related to real property used in cannabis-related operations may cause significant delays or difficulties in realizing upon the expected value of such real property collateral. We make no assurance that existing regulatory policies will not materially and adversely affect the value of such collateral, or that additional regulations will not be adopted that would increase such potential material adverse effect. The negative affect on such collateral could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations.

The Company is obligated to indemnify PCCU for all losses resulting from defaults of the CRB loans made by PCCU to the Company’s customers.

Pursuant to the Company’s Loan Servicing Agreement with PCCU, the Company has agreed to indemnify PCCU for all losses resulting from the defaults of loans made by PCCU to CRB customers. This means that the Company will be solely responsible for all costs of negotiating forbearances or refinancing the defaulted loans, loss mitigation, and collection efforts, whether conducted directly or by an affiliate or third party, including realizing the proceeds from any collateral as a result of a sale of collateral by the borrower or through a third party engaged to assist the borrower n the liquidation process. The Company’s indemnity is subordinate to PCCU’s other means of collecting on the loans including repossession of collateral, recourse against personal and/or corporate guarantors and other default remedies available in the loan agreements. Since borrowers are not parties to the agreement between the Company and PCCU, any indemnity payments do not relieve borrowers of their obligation to PCCU nor would such payments preclude PCCU’s right to future recoveries from the borrowers. As a result, we will be required to establish loan loss reserves relating to these loans, even though we are not the funding lender. Because these loans will not be an asset on our balance sheet, the loan loss reserves are anticipated to be reflected as a liability in our financial statements, versus a contra-asset.

If the Company’s allowance for loan losses is not sufficient to cover actual loan losses for loans held in the Company’s portfolio or for which it was otherwise responsible, the Company’s results of operations and financial condition will be negatively affected.

In the event loan customers do not repay their loans according to their terms and the proceeds of liquidating the collateral securing these loans is insufficient to satisfy any remaining loan balance, the Company may experience significant indemnity losses associated with these loans. Such credit risk is inherent in the lending business, and failure to adequately assess such credit risk could have a material adverse effect on our financial condition and results of operations. The Company will be required to establish loan loss reserves for all loans for which it is the lender, for all the Company originated loans made by PCCU to CRB customers, and in other instances where it may be contractually liable to indemnify a lender for loan losses. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and judgment and will require the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although we have agreed with PCCU in the Loan Servicing Agreement that we will maintain or have access to sufficient liquidity to satisfy our indemnity obligations to PCCU under the Loan Servicing Agreement, we cannot be certain that our loan loss reserves will be adequate over time to cover losses in PCCU-funded loans or loans funded by other funding sources in the Company’s portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrowers repaying their loans. If the Company’s loan loss reserves are not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected. In addition, charge-offs of defaulted loans in future periods that exceed the related reserves may require us to add to our loan loss reserves, which would result in a decrease in net income and capital, and could have a material adverse effect on our financial condition and results of operations.

Certain assets of CRB borrowers may not be used as collateral or transferred due to applicable state laws and regulations governing the cannabis industry, and such restrictions could negatively impact our profitability.

Each state that has legalized cannabis in some form has adopted its own set of laws and regulations that differ from one another. In particular, laws and regulations differ among states and even localities regarding the collateralization or transferability of cannabis-related assets, such as cannabis licenses, cannabis inventory, and ownership interests in licensed cannabis companies. Some state laws and regulations where borrowers operate may prohibit the collateralization or transferability of certain cannabis-related assets. Other states may allow the collateralization or transferability of cannabis-related assets, but with restrictions, such as meeting certain eligibility requirements, utilization of state receiverships, and/or upon approval by the applicable regulatory authority. Prohibitions or restrictions on the ability to take possession of certain cannabis-related assets securing the loans of our borrowers could have a material adverse effect on the Company’s business, financial condition, liquidity and results of operations. In addition, because the sales of such assets may be forced upon the borrower when time may be of the essence and available to a limited number of potential purchasers, the sales prices may be less than the prices obtained with more time in a larger market.

Foreclosure of security interests on loans to CRBs that are in default could result in losses.

In general, a foreclose procedure is required to liquidate collateral provided on loans in default. Alternatively, a borrower may be required under the terms of the loan documents to dispose of certain business assets to satisfy the loan commitments. Foreclosure processes and other liquidations of collateral are often lengthy and expensive. Results of foreclosure and liquidation processes may be uncertain, as claims may be asserted by the relevant borrower or by other creditors or investors in such borrower that interfere with the foreclosure or liquidation process, such as claims that challenge the validity or enforceability of the loan or the priority or perfection of the security interests. Borrowers may resist foreclosure actions or may refuse to comply with loan requirements by asserting numerous claims, counterclaims and defenses against our client financial institutions or us, including, without limitation, lender liability claims and defenses, even when the assertions may have no merit, in an effort to prolong the foreclosure action or delay the liquidation of collateral and seek to force us or the financial institution into a modification or buy-out of the loan for less than the amount owed. Additionally, the transfer of certain collateral to us or our financial institution clients may be limited or prohibited by applicable laws, regulations and/or public company listing standards. See “Loans to CRBs secured by properties and assets that are, and will be, subject to extensive regulations, such that if such collateral was foreclosed upon those regulations may result in significant costs and materially and adversely affect the Company’s business, financial condition, liquidity and results of operations.” For transferable collateral, foreclosure, or other remedies available may be subject to certain laws and regulations, including the need for regulatory disclosure and/or approval of such transfer. If federal law were to change to permit cannabis companies to seek federal bankruptcy protection, the applicable borrower could file for bankruptcy, which would have the effect of staying the foreclosure actions or liquidation processes and delaying the foreclosure or liquidation processes and potentially result in reductions or discharges of debt owed. Foreclosure or forced liquidation may create a negative public perception of the collateral property, resulting in a diminution of its value. Moreover, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to repay the loan in full. Any costs or delays involved in the foreclosure or a liquidation of the underlying property will reduce the net proceeds realized and, thus, increase the potential for loss. In the event a borrower defaults on any of its loan obligations and such debt obligations are equitized, neither the Company nor its financial institution clients will hold such equity interests, which may result in additional losses on loans to such entity.

Interest rate volatility could significantly reduce our profitability, business, financial condition, results of operations and liquidity.

Our earnings will depend in part on the relationship between the yield on our earning assets, primarily loans and investment securities, and the cost of funds, primarily borrowings. This net interest margin is susceptible to significant fluctuation and is affected by economic and competitive factors that influence the yields and rates for, and the volume and mix of, our interest-earning assets and interest-bearing liabilities. Interest rate risk is exposure to movement in interest rates that could have an adverse impact on our net interest income. Interest rate risk arises from the imbalance in the repricing, maturity and/or cash flow characteristics of assets and liabilities. Although neither the Company nor the Company currently have any borrowings from third parties, to the extent that either incur indebtedness that will be subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest earning assets. In addition, increases in interest rates could reduce the pipeline of borrowers desiring to obtain loans from us or through our loan program if these borrowers seek alternate sources of capital. As a result, fluctuations in interest rates could have a material adverse impact on our business, financial condition, results of operations or liquidity.

The Company may become subject to regulation in additional states as it expands its operations.

The Company was previously considered a credit union service organization (“CUSO”) and as a result of its status as a Colorado limited liability company and its relationship with PCCU, a Colorado-chartered credit union, the Company is subject to various Colorado and federal laws, rules and regulations. Although the Company is no longer considered a CUSO following the closing of the Business Combination, the Company may become subject to the laws of additional states as it expands its operations by opening offices, maintaining employees or otherwise establishing a substantial footprint in additional states.

The Company is dependent on PCCU for certain administrative services.

Pursuant to the Second Amended and Restated Support Services Agreement, PCCU has been providing the Company with certain administrative services, including services relating to information technology and systems, accounting and financial services, human resources and marketing. The Company may also request that certain PCCU employees be available to the Company on a shared basis to perform duties for the Company. For these services, the Company paid PCCU a monthly fee equal to $30.96 per CRB account in addition to reimbursement of direct expenses. Under the Second Amended and Restated Support Services Agreement, PCCU is also entitled to retain 25% of all investment income derived from CRB cash and investments. We are building out our team so that these operational functions will be handled internally. Although we believe the fees due to PCCU under the Second Amended and Restated Support Services Agreement to be reasonable, these fees may result in higher expenses than we would otherwise incur. In addition, we may not be able to bring these functions in-house and, even if we are able to do so, we may continue to rely on third parties for all or part of these functions. Reliance on a third party, including PCCU, may result in significant expenses and operational issues over which we will not have direct control.

Actual or threatened public health crises, epidemics, or outbreaks, such as the outbreak of COVID-19, may have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s business operations and supply chains may be negatively impacted by regional or global public health crises, epidemics, or outbreaks. For example, in December 2019, a novel strain of coronavirus, now known as COVID-19. The COVID-19 outbreak led governments across the globe to impose a series of measures intended to contain its spread, including border closures, travel bans, quarantine measures, social distancing, and restrictions on business operations and large gatherings. While many of these measures have since been lifted, should the United States experience a new outbreak of COVID-19 or another contagious disease, governments may impose new measures or restrictions that may adversely impact the Company’s business, financial condition, and results of operations. In addition, a significant public health crisis, epidemic or outbreak of contagious disease in the human population may adversely affect the economies and financial markets of many countries, including those in which the Company operates, resulting in an economic downturn that could affect the supply or demand for the Company’s products and services.

An information systems interruption or breach in security of the Company’s systems could adversely affect us.

The Company relies on information technology and other computer resources to perform important operational and marketing activities as well as to maintain its business and employee records and financial data. The Company’s computer systems are currently hosted by PCCU and are subject to damage or interruption from power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and breach of data security protocols by its personnel or third-party service providers. Although the Company has implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and otherwise protect its information technology, computer intrusion efforts are becoming increasingly sophisticated and even the controls that the Company has installed might be breached. Further, many of these computer resources are provided to the Company or are maintained on the Company’s behalf by third-party service providers pursuant to agreements that specify certain security and service level standards, but which are ultimately outside of the Company’s control. If the Company were to experience a significant period of disruption in information technology systems that involve interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect its business. Additionally, security breaches of information technology systems could result in the misappropriation or unauthorized disclosure of proprietary, personal and confidential information, including information related to employees, counter-parties, and customers, which could result in significant financial or reputational damage and liability under data privacy laws and regulations.

The Company may not be successful in integrating acquisitions, expanding into new markets or implementing its growth strategies.

The Company may suffer uninsured losses or suffer material losses in excess of insurance limits.

In addition to difficulties with respect to claim assessment and liability and reserve estimation, some types of claims may not be covered by insurance or may exceed applicable coverage limits. The Company may also be responsible for applicable self-insured retentions with respect to its insurance policies. Furthermore, any product liability or warranty claims made against the Company, whether or not they are viable, may lead to negative publicity, which could impact the Company’s reputation and future sales.

Because of the uncertainties inherent in litigation, we cannot provide assurance that the Company’s insurance coverage, indemnity arrangements and reserves will be adequate to cover liability for any damages, the cost of litigation, or any other related expenses surrounding the current claims to which the Company is subject or any future claims that may arise. Such damages and expenses, to the extent that they are not covered by insurance, could materially and adversely affect our consolidated financial statements and results.

An adverse outcome in litigation to which the Company is or becomes a party could materially and adversely affect us.

The Company is not aware of any pending litigation. However, in the future, it may become subject to litigation, including claims relating to its operations, breach of contract, securities offerings, relation to the cannabis industry, or otherwise in the ordinary course of business or otherwise. Some of these claims may result in significant defense costs and potentially significant judgments against the Company, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future. Resolution of these types of matters against the Company may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely impact the Company’s earnings and cash flows, thereby materially and adversely affecting us. Litigation or the resolution of litigation may affect the availability or cost of the Company’s insurance coverage, which could materially and adversely impact us.

The Company identified material weaknesses in its internal control over financial reporting for the year ended December 31, 2022. Such material weaknesses could adversely affect the Company’s ability to report its results of operations and financial condition accurately and in a timely manner.

As noted above, the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).. The Company’s management is likewise responsible for the evaluation of the effectiveness of its internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the audit of the Company’s financial statements for the year ended December 31, 2022, the Company has identified four (4) material weaknesses within its internal controls over financial reporting related to its Deferred Tax Asset, Going Concern, Revenue Recognition, and Complex Financial Instruments. Refer to Item 9A of this document for additional details.

The Company has implemented a plan to remediate these material weaknesses, through measures that include the following:

●

Deferred Tax Asset: To alleviate this material weakness, the Company has implemented a quarterly control to calculate and review the deferred tax asset, evaluate the necessity for any valuation allowance, and reconcile it to the general ledger.

●	Going Concern: To alleviate this material weakness, the Company has implemented a quarterly process with enhanced management review controls to perform and review a going concern analysis and the adequacy of disclosures within the consolidated financial statements, as applicable based on the results.

●	Revenue Recognition: To alleviate this material weakness, the Company will implement a monthly process with enhanced management review controls to perform and review revenue recognition.

●	Complex Financial Instruments: To alleviate this material weakness, the Company will implement a quarterly process with enhanced management review controls to perform and review complex financial instruments.

With the implementation of our remediation plans for each material weakness, we believe, in subsequent periods, these material weaknesses can be remediated. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. A failure to maintain effective internal controls over financial reporting could result in errors in its financial statements that could require the Company to restate past financial statements, cause the Company to fail to meet its reporting obligations and cause investors to lose confidence in the Company’s reported financial information, all of which could materially and adversely affect the Company.

Additional Risks Related to the Cannabis Industry

The Company provides services to financial institutions that provide banking services to businesses in or ancillary to the state licensed cannabis industry, which could expose us to additional liabilities and regulatory compliance cost and adversely impact our business, operations, financial condition, brand and reputation.

The Company provides deposit and lending services to financial institutions that desire to provide services to CRBs in states where cannabis is legal for medical or full adult use. Medical use cannabis, as well as recreational use businesses, are legal in numerous states and the District of Columbia. Cannabis remains a Schedule I drug under the Controlled Substances Act of 1970 (the “CSA”), however, and the federal government has the authority to enforce the CSA regardless of whether cannabis is legal under state law. In 2014, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidance for financial institutions servicing state legal cannabis businesses (the “FinCEN Guidance”). The Company has implemented a comprehensive control framework that includes written policies and procedures related to the on-boarding of such businesses and the monitoring and maintenance of such business accounts at PCCU or other financial institutions that comport with the FinCEN Guidance. Additionally, the Company’s policies call for due diligence review of the cannabis business before the business is on-boarded, including, as applicable, confirmation that the business is properly licensed and maintains the license in good standing in the applicable state. The Company’s services to PCCU or other financial institutions include the ongoing monitoring and of the business to determine if the business continues to meet the requirements of the depositary institution.

While we believe the Company’s policies and procedures will allow us to operate in compliance with the FinCEN Guidance, there can be no assurance that compliance with the FinCEN Guidance will protect us from federal or other regulatory sanctions. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position could potentially subject us to criminal prosecution and other regulatory sanctions. While we also believe the Company’s BSA/AML policies and programs for the services offered by PCCU or other financial institutions to CRBs, the medical and recreational cannabis business is considered high-risk, thus increasing the risk of a regulatory action against the Company’s BSA/AML program that could expose us to liabilities and regulatory compliance costs that would have an adverse impact on our business, results of operations, financial condition, brand and reputation.

Further, to the extent any law enforcement actions require us to respond to subpoenas, or undergo search warrants, for client records, PCCU or other financial institutions providing services to CRBs could elect to cease using our services. Until the U.S. federal government changes the laws with respect to cannabis, which may not occur, U.S. federal authorities could more strictly enforce current federal prohibitions and restrictions. An increase in federal enforcement against companies licensed under state cannabis laws could negatively impact the state licensed cannabis industries and, in turn, our business, operating results, financial condition, brand and reputation.

The Company, its financial institution clients and their CRB customers are subject to a variety of laws regarding financial transactions related to cannabis, which could subject their CRB customers to legal claims or otherwise adversely affect our business.

The Company, its financial institution clients and their CRB customers are subject to a variety of laws and regulations in the United States regarding financial transactions, including the Bank Secrecy Act, as amended by Title III of the USA Patriot Act. The penalties for violation of these laws and regulations include imprisonment, substantial fines and forfeiture. In complying with these laws and regulations, the Company complies with the FinCEN Guidance. This compliance includes, among other things, extensive due diligence reviews of potential and existing CRB customers of the financial institutions. These reviews may be time-consuming and costly, potentially creating additional barriers to providing financial services and imposing additional compliance requirements on us and our CRB customers. In addition, the Company is, on behalf of its financial institution clients, required to make various filings with FinCEN and the IRS to report certain suspicious transactions or cash transactions of over $10,000. If the filings are not made accurately or promptly, substantial penalties may be imposed that could have a material adverse effect on our business, results of operations and financial condition. In addition, we cannot assure that the Company’s strategies and techniques for designing our services and solutions for our clients and CRB customers will operate effectively and efficiently and not be adversely impacted by cannabis regulations. Further, a change in financial services regulations or a change in the position of the financial services industry that permits more financial institutions to directly serve businesses that grow and sell cannabis products may increase competition for us, facilitate new entrants into the industry offering services similar to those that we offer, or otherwise adversely affect our results of operations.

We may have difficulty using bankruptcy courts due to our involvement in the regulated cannabis industry.

We currently have no need or plans to seek bankruptcy protection. U.S. courts have held that debtors whose income is derived from cannabis or cannabis assets in violation of the CSA cannot seek federal bankruptcy protections. Although we are not in the business of growing or processing cannabis or selling or even possessing cannabis or cannabis products, a U.S. court could determine that our revenue is derived from cannabis or cannabis assets and prevent us from obtaining bankruptcy protections if necessary.

The conduct of third parties may jeopardize our business and regulatory compliance.

While the post-consummation company will not be a cannabis licensee or directly involved in the cannabis industry, and as such, will not subject to commercial cannabis regulations that apply to cannabis operators, we cannot guarantee that our systems, protocols, and practices associated with our onboarding and monitoring services will prevent all unauthorized or illegal activities by the CRBs receiving banking services through our financial institution clients. Our success depends in part on our financial institution clients’ ability to operate consistently with the regulatory and licensing requirements of each state, local, and regional jurisdiction in which they operate. We cannot ensure that the conduct of our financial institution clients and the CRBs that have deposits with them, who are third parties, will not expose them to legal sanctions and costs, which could in turn, adversely affect our business, results of operations, financial condition, brand and reputation.

We may be subject to constraints on marketing our services, which could adversely impact our results of operations and our growth opportunities.

Certain of the states in which the Company may operate have strict regulations regarding marketing and sales activities ancillary to cannabis products, which could affect our ability to market our services and the development of our business. If we are unable to effectively market our services and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased fees for our services, this could hamper demand for our services, which could result in a loss of revenue.

Service providers to cannabis businesses may be subject to unfavorable U.S. tax treatment.

Under Section 280E of the Internal Revenue Code, no deduction or credit is allowed for any amount paid or incurred during the taxable year in carrying on business, other than costs of goods sold, if the business (or the activities which comprise the trade or business) consists of trafficking in controlled substances (within the meaning of Schedules I and II of the CSA). The IRS has applied this provision to cannabis operations, prohibiting them from deducting expenses associated with cannabis businesses and asserting assessments and penalties for additional taxes owed. While we do believe that Section 280E does not apply to our business, or ancillary service providers that work with state-licensed CRBs, if the IRS interprets the section to apply, it would significantly and materially affect our profitability and financial condition.

The MORE Act would remove marijuana from the CSA, which would effectively carve out state-legal cannabis businesses from Section 280E of the Code. The MORE Act would impose two new taxes on cannabis businesses: an excise tax measured by the value of certain cannabis products and an occupational tax assessed on the enterprises engaging in cannabis production and sales. Although these novel tax provisions are included in the current version of the MORE Act, which has been passed by the U.S. House of Representatives but has not yet been passed by the U.S. Senate, it is challenging to predict whether, when, and in what form the MORE Act could be enacted into law and how any such legislation would affect the activities of the Company.

Cannabis businesses may be subject to civil asset forfeiture.

Property owned by participants in the cannabis industry used in the course of conducting such business, or that represents proceeds of such business or is traceable to proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture because of the illegality of the cannabis industry under federal law. Even if the owner of the property is never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. Forfeiture of assets of our CRB customers, including if such assets are collateral for loans made or serviced by us, could adversely affect our revenues if it impedes the borrowers’ profitability or operations and our CRB customers’ ability to continue to use our services.

Because we provide services to companies that provide services to CRBs, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability and directors’ and officers’ insurance, may be more difficult for us to find and could be more expensive or contains significant exclusions because our financial institution clients provide services to CRBs. There are no guarantees that we will be able to find such insurance coverage in the future or that the cost will be affordable to us. If appropriate coverage is not available, we may be prevented from entering into certain business sectors, our growth may be inhibited, and we may be exposed to additional risk and financial liabilities. If we experience an uninsured loss, it may result in loss of anticipated cash flow and could materially adversely affect our results of operations, financial condition, and business.

There may be difficulty enforcing certain of our commercial agreements and contracts.

Courts may not enforce a contract deemed to involve a violation of law or public policy. Parties to contracts involving the state legal cannabis industry have at times argued that the agreements were void as illegal federally or against public policy. Some courts have accepted this argument in certain cases. While courts have enforced contracts related to activities by state-legal cannabis companies, and the trend is generally to enforce contracts with state-legal cannabis companies and their vendors, there remains some doubt that we will be able to enforce our commercial agreements with our financial institution clients or the CRBs to which they provide banking services in court for this reason. Therefore, we cannot be assured that we will have a remedy for breach of contract in all instances, which could have a material adverse effect on our business.

Certain of our directors, officers, employees and investors who are not U.S. citizens may face constraints on cross-border travel into the United States.

Non-U.S. citizens employed at or investing in companies doing business in the state-legal cannabis industry could face detention, denial of entry or lifetime bans from the United States for their business associations with cannabis businesses. Entry to the United States happens at the sole discretion of the officers on duty of the U.S. Customs and Border Protection, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. Business or financial involvement in the legal cannabis industry could be grounds for U.S. border guards to deny entry.

Risks Related to the Company’s Organization and Structure

Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

Following the Closing of the Business Combination, our affiliates, executive officers, directors and their respective affiliates as a group beneficially own approximately 14.21% of our outstanding Class A Common Stock, as discussed elsewhere in this document. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Second Amended and Restated Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

The Company depends on key management personnel and other experienced employees.

The Company’s success depends to a significant degree upon the contributions of certain key management personnel including, but not limited to, those individuals listed in the “The Company Management” section included elsewhere in this document. If any of the Company’s key management personnel were to cease employment with the Company, the Company’s operating results could suffer. The Company’s ability to retain its key management personnel or to attract suitable replacements should any member(s) of its management team leave is dependent on the culture its leadership team fosters and on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact the Company’s business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets. The Company has not obtained key management life insurance that would provide it with proceeds in the event of death or disability of any of its key management personnel.

Experienced employees in the financial services and cannabis-related services industries are fundamental to the Company’s ability to generate, obtain and manage opportunities. In particular, relevant licenses and qualifications, local knowledge and relationships are critical to the Company’s ability to provide its services. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy or otherwise may adversely affect the standards of the Company’s service and may have an adverse impact on the Company’s business, prospects, liquidity, financial condition and results of operations.

Failure by the Company’s directors, officers or employees to comply with applicable policies, regulations and rules could materially and adversely affect us.

The Company has adopted an employee handbook which includes policies and guidelines for its directors, officers and employees. The Company’s adoption of these policies and guidelines is not a representation or warranty that all persons subject to such standards are or will be in complete compliance. The failure of a director, officer or employee of the Company to comply with the applicable policies and guidelines may result in liability or other legal consequences, adverse publicity and termination of the relationship, which could materially adversely affect the Company.

Changes in accounting rules, assumptions or judgments could materially and adversely affect the Company.

Accounting rules and interpretations for certain aspects of the Company’s financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of the Company’s consolidated financial statements. Furthermore, changes in accounting rules and interpretations or in the Company’s accounting assumptions or judgments, such as asset impairments and contingencies are likely to significantly impact the Company’s consolidated financial statements. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in restating consolidated financial statements from prior period(s). Any of these circumstances could have a material adverse effect on the Company’s business, prospects, liquidity, financial condition and results of operations. For additional information, see the consolidated financial statements of the Company and related footnotes included elsewhere in this document.

The accounting for the forward purchase derivative resulting from the forward purchase agreement we entered into in connection with the Business Combination requires us to revalue the derivative at each balance sheet date, which could result in material changes to our balance sheet and statement of operations.

The Company accounts for the forward purchase derivative assumed in the Business Combination in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company classifies the forward purchase derivatives as liabilities carried at their fair value and adjusts the forward purchase derivatives to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the conditions under the forward purchase agreement are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations. As a result, changes in the fair value of this derivative could result in material impacts to our balance sheet and statement of operations.

If the Company fails to implement and maintain an effective system of internal controls, it may not be able to accurately determine its financial results or prevent fraud. As a result, investors could lose confidence in the Company’s financial results, which could materially and adversely affect the Company.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. The Company may in the future discover areas of its internal controls that need improvement. We cannot be certain that the Company will be successful in maintaining adequate internal control over its financial reporting and financial processes. Furthermore, as the Company grows its business, its internal controls will become more complex, and the Company will require significantly more resources to ensure its internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness in the Company’s internal control over financial reporting could also result in errors in its consolidated financial statements that could require the Company to restate past consolidated financial statements, cause the Company to fail to meet its reporting obligations and cause investors to lose confidence in the Company’s reported financial information, all of which could materially and adversely affect the Company.

Risks Related to an Investment in Our Securities

Our failure to continue to meet Nasdaq’s continued listing standards could have an adverse impact on our stock price.

Our shares are currently listed for trading on the Nasdaq. On March 16, 2023, we received a letter from Nasdaq notifying the Company that for the last 30 consecutive business days, the Company did not maintain a minimum closing bid price of $1 per share for its common stock, as required by Nasdaq listing rule 5550(a)(2). The Company has 180 calendar days, or until September 12, 2023, to regain compliance. The notice states that to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of 10 consecutive business days. If the Company does not regain compliance by September 12, 2023, the Company may be eligible for additional time up to an additional 180 days. In connection with any extension periods, if it appears that the Company will not be able to regain compliance with Nasdaq listing rule 5550(a)(2), or if the Company is not otherwise eligible, the Nasdaq staff will provide notice to the Company that its securities will be subject to delisting. At that time, the Company may appeal any such delisting determination to a Hearings Panel. The Company intends to actively monitor the bid price and may evaluate other available options to resolve the deficiency and regain compliance with the Nasdaq listing rule. While the Company is exercising diligent efforts to maintain the listing of its common stock and warrants on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with other Nasdaq listing standards.

At this time, the Company’s common stock and warrants continue to trade on Nasdaq under the symbols “SHFS” and “SHFSW,” respectively. Remaining listed for trading on Nasdaq requires us to remain compliant with Nasdaq’s current continued listing requirements, which, in addition to the minimum bid price requirement described above, include maintaining minimum levels of shareholders’ equity, assets and revenues (depending on the compliance standard being used to demonstrate compliance), and other quantitative standards such as minimum market value of publicly held shares and number of market makers. Although we currently meet the Nasdaq continued listing requirements, there can be no assurances that we will continue to do so in the future.

Sales of our Class A Common Stock, or the perception of such sales, by us or the holders of such shares in the public market or otherwise could cause the market price for our Class A Common Stock to decline.

The sale of shares of our Class A Common Stock in the public market or otherwise, or the perception that such sales could occur, could increase the volatility of the market price of our Class A Common Stock or result in a significant decline in the public trading price of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate. Resales of our Class A Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

We may not receive any proceeds from the exercise of Warrants, and if we do we may be unable to invest the portion of the net proceeds from this offering on acceptable terms.

We will receive up to an aggregate of approximately $80.92 million from the exercise of the Warrants, assuming the exercise in full of all of the Warrants for cash. However, will only receive proceeds to the extent holders of Warrants elect to exercise. We can provide no assurances as to the amount of proceeds we will receive from the exercise of Warrants or whether we will receive any proceeds. We will have broad discretion in the use of any proceeds received from the exercise of Warrants. Delays in investing the net proceeds from the exercise of the Warrants may impair our performance. We cannot assure you that we will be able to identify uses of proceeds that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds from the exercise of the Warrants on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

There is no guarantee that the Warrants will be in the money, and they may expire worthless.

The exercise price for the Warrants is $11.50 per share of Class A Common Stock, which exceeds the market price of the shares of Class A Common Stock, which was $0.47 per share based on the closing price of the Class A Common Stock on April 5, 2023. There is no guarantee that the Warrants will be in the money at any given time prior to their expiration. If the trading price of Class A Common Stock remains below the exercise price of the Warrants, the Warrants may expire worthless. If all of the Warrants were exercised in full for cash, we would receive an aggregate of approximately $80.92 million. We do not currently expect the holders of the Warrants to exercise their Warrants and therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the Warrants remain out of the money. We can provide no assurances that the trading price of our Class A Common Stock will remain at levels where it would be attractive to exercise our outstanding Warrants until the time that such warrants become exercisable.

The market for our securities has been volatile and may continue to be volatile, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to sales of our shares Class A Common Stock issued to the holders of our convertible preferred stock upon the conversion thereof, and to general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from Nasdaq because we are unable to regain compliance with Nasdaq’s minimum bid price requirement or for any reason, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was not a public market for our stock and trading in the shares of our Class A Common Stock, public units and public warrants was not active. Accordingly, the valuation ascribed to us and our Class A Common Stock, public units and public warrants in connection with the Business Combination may not be indicative of the price of the post-combination company that will prevail in the trading market. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	speculation in the press or investment community;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	the impact of changes in valuation of financial derivatives;

●	changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to the post-combination company;

●	our ability to market new and enhanced products on a timely basis;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving the post-combination company;

●	changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of the Class A Common Stock and public warrants of the post-combination company available for public sale;

●	any material change in our Board or management;

●	sales of substantial amounts of Class A Common Stock by our directors, officers or significant stockholders or the perception that such sales could occur;

●	the realization of any of the risk factors presented in this document;

●	additions or departures of key personnel;

●	failure to comply with the requirements of Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act of 2002 or other laws or regulations;

●	actual, potential or perceived control, accounting or reporting problems;

●	changes in accounting principles, policies and guidelines; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the post-combination company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

The Company is a “controlled company” within the meaning of the applicable rules of Nasdaq and, as a result, may qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Following the Closing of the Business Combination, PCCU controls a majority of the voting power of the Company’s Class A Common Stock, and, accordingly, the Company is considered a “controlled company” within the meaning of applicable rules of Nasdaq, which provide that a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

●	that a majority of the board consists of independent directors;
●	for an annual performance evaluation of the nominating and corporate governance and compensation committees;
●	that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

While the Company does not intend to rely on these exemptions, the Company may use these exemptions now or in the future. As a result, the Company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on the Company, we cannot assure you that this diligence will surface all material issues that may be present in the Company’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s business and outside of our and the Company’s control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the post-combination company or its securities. Accordingly, any of our stockholders who chose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A Common Stock or public warrants to drop significantly, even if the Company’s business is doing well.

Sales of a substantial number of shares of our Class A Common Stock or public warrants in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A Common Stock or public warrants. Following the Business Combination, NLIT sponsor and the initial officers and directors (“Northern Lights Restricted Stockholders”) hold approximately 18.2% of our Class A Common Stock. Pursuant to the IPO Registration Rights Agreement, the Northern Lights Restricted Stockholders are entitled to registration of the shares of Class A Common Stock into which the shares of Class B Common Stock automatically converted at the time of the consummation of the Business Combination. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of the Working Capital Loan may demand that we register such warrants or the Class A Common Stock issuable upon exercise of such warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. These holders also have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the initial business combination.

The Northern Lights Restricted Stockholders entered into a letter agreement pursuant to which, they agreed that, with certain limited exceptions, the shares of Class B Common Stock (which were converted into shares of Class A Common Stock at the Closing of the Business Combination) may not be transferred until 150 days after the closing of the Business Combination. We also entered into the Lock-Up Agreement at the Closing of the Business Combination, with each of the seller and PCCU, substantially in the form attached as Annex C. In addition, given that the lock-up period on the shares of Class A Common Stock into which the shares of Class B Common Stock converted is potentially shorter than most other blank check companies, these shares may become registered and available for sale sooner than comparable shares in such other companies.

The terms of our PIPE financing completed in conjunction with the business Combination has had, and could continue to have an adverse impact of the trading prices of the Class A Common Stock.

Concurrently with entering into the Unit Purchase Agreement, the Company entered into the Original Securities Purchase Agreement with the PIPE Investors, pursuant to which, among other things, the Original PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the Original PIPE Investors, the PIPE Shares and the PIPE Warrants. On September 27, 2022, the Company and the PIPE Investors entered into the Amended and Restated Securities Purchase Agreement, which amended the Original Securities Purchase Agreement to, among other matters, reduce the amount of PIPE Shares to be issued from $60 million of Class A Convertible Preferred Stock to $20.45 million of Class A Convertible Preferred Stock. The terms of the PIPE Shares provide for an initial conversion price of $10.00 per share of Class A Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the PIPE Shares to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $1.25, which is the adjusted minimum conversion price following receipt of stockholder approval in January 2023 (the “Floor Price”); provided that, so long as a PIPE Investor continues to hold any PIPE Shares, such PIPE Investor will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of PIPE Shares at the adjusted Conversion Price. However, so long as the PIPE Investor continues to hold any PIPE Shares, such PIPE Investor will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of PIPE Shares at the adjusted conversion price. The conversion price is also subject to other customary adjustments for stock dividends, stock splits and similar corporate actions.

The PIPE Warrants have an exercise price of $11.50 per share of Class A Common Stock to be paid in cash (except if the shares underlying the warrants are not covered by an effective registration statement after the six-month anniversary of the closing date, in which case cashless exercise is permitted), subject to adjustment to a price equal to the greater of (i) 125% of the Conversion Price if at any time there is an adjustment to the Conversion Price and the exercise price after such adjustment is greater than 125% of the Conversion Price as adjusted and (ii) $5.00. The PIPE Warrants are also subject to adjustment for other customary adjustments for stock dividends, stock splits and similar corporate actions. The PIPE Warrants are exercisable for a period of five years following the Closing, or September 28, 2027. After exercise of a PIPE Warrant, the Company may be required to pay certain penalties if it fails to deliver the Class A Common Stock within a specified period of time.

The adjustments to the conversion price and the exercise price of the PIPE Warrants have had, and could have in the future, an adverse effect on the market trading price of our Class A Common Stock.

The grant of registration rights to PCCU in connection with the Business Combination pursuant to the Unit Purchase Agreement, and to the PIPE Investors in connection with the Amended and Restated Securities Purchase Agreement, may adversely affect the market price of our Class A Common Stock.

In connection with the closing of the Business Combination pursuant to the Unit Purchase Agreement, we entered into a registration rights agreement with PCCU and the seller in which we will agree to file a registration statement to register the resale of the Class A Common Stock to be issued to the seller. In addition, we entered into a registration rights agreement with the PIPE Investors, pursuant to which, among other things, we are obligated to file a registration statement to register the resale of the shares of Class A Common Stock issuable upon conversion of the PIPE Shares and the shares of Class A Common Stock issuable upon exercise of the PIPE Warrants. The existence of these shares available for resale pursuant to one or more registration statements could also have an adverse impact on the market prices of our Class A Common Stock.

The Company may issue additional shares of common or preferred stock under the Equity Incentive Plan or otherwise, any one of which would dilute the interest of the Company’s stockholders and likely present other risks.

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 130,000,000 shares of Class A Common Stock and 1,250,000 shares of preferred stock, par value $0.0001 per share. There are currently 111,249,088 authorized but unissued shares of Class A Common Stock available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants. There are currently 20,450 shares of preferred stock issued and outstanding. The Company may issue additional shares of common or preferred stock to under the Equity Incentive Plan or as needed for working capital or other purposes.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of existing investors;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded the Company’s common stock;
●	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, the Company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of the Company’s present officers and directors; and
●	may adversely affect prevailing market prices for the Company’s Class A Common Stock, Warrants, or both.

Our operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our operating results may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;
●	profitability of our services, especially in new markets and due to seasonal fluctuations;
●	changes in interest rates;
●	impairment of long-lived assets;
●	macroeconomic conditions, both nationally and locally;
●	negative publicity relating to products we serve;
●	changes in consumer preferences and competitive conditions;
●	expansion to new markets; and
●	fluctuations in commodity prices.

If securities or industry analysts do not publish or cease publishing research or reports about the post-combination company, its business, or its market, or if they change their recommendations regarding the Class A Common Stock of the post-combination company adversely, then the price and trading volume of the Class A Common Stock of the post-combination company could decline.

The trading market for our Class A Common Stock or public warrants will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of the post-combination company, the stock price and trading volume of our Class A Common Stock and public warrants would likely be negatively impacted. If any of the analysts who may cover the post-combination company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A Common Stock and public warrants would likely decline. If any analyst who may cover the Company were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause the stock price or trading volume of our Class A Common Stock and public warrants of the post-combination company to decline.

We may be unable to obtain additional financing to fund our operations and growth.

We may require additional financing to fund our operations or growth in future periods. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the post-combination company. None of our officers, directors or stockholders is required to provide any financing to us.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements of businesses providing financial services. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. These laws, regulations, and rules include, without limitation, the following:

●	As a commercial lender making loans to CRBs, we will be subject to various state laws relating to usury that govern or limit interest rates and other fees charged on loans, permitted contractual loan terms, collection practices and creditor remedies.

●	As an employer, we will be subject to state and federal laws relating to employment practices, health and safety of employees, employee benefits and other employment-related matters.

●	As a company whose common stock is listed for trading on Nasdaq, we are subject to Nasdaq’s continued listing requirements, which include requirements relating corporate governance matters, the size of the public float of our shares, and the minimum bid price of our shares. We are also required to notify Nasdaq of various corporate actions.

●	We are an SEC reporting company and therefore we are required to comply with the various rules and regulations of the SEC that relate to, among other things, the timing and content of annual, quarterly and current reports, the process to register additional shares for sale to the public or for resale by existing investors, and disclosures in connection with meetings of our stockholders. Changes in these rules and regulations can have a significant impact on us, such as the rules proposed by the SEC on March 30, 2022 regarding the disclosure requirements in connection with business combination transactions involving SPACs.

As our business expands to additional states, we will be required to review and comply with those states’ laws that apply to our services and business activities. We will also be required to determine whether we will become subject to additional areas of regulation if we expand the types of activities in which we engage. For example, because we do not hold customer deposits or offer loans for consumer or personal purposes, we are not currently required have a financial institution charter or lending license in the states in which we currently provide services or loans. If we do not identify activities that would require a regulatory application, license or other approval, or if the interpretation and application of the laws to which we are currently subject change, those additional laws, rules, and regulations or changes therein could have a material adverse effect on our business, investments and results of operations. A failure to comply with any applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We have not registered the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. While under the terms of the warrant agreement we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A Common Stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement, we cannot assure you that we will be able to do so. For example, if any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order, such registration will likely not be available. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, holders have the right to exercise their warrants on a cashless basis for unregistered shares of Class A Common Stock in accordance with Section 3(a)(9) of the Securities Act or another exemption. However, no such warrant will be exercisable and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from state registration is available. Notwithstanding the above, if our Class A Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register the shares under applicable blue sky laws to the extent an exemption is not available. We will not be required to settle any warrant in cash or issue securities or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A Common Stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A Common Stock for sale under all applicable state securities laws.

Warrants are exercisable for Class A Common Stock, and the exercise of such Warrants would increase the number of shares eligible for resale in the public market and result in dilution to our stockholders.

As part of our business combination, there are warrants outstanding to purchase 5,750,000 shares of Class A Common Stock and Private Placement Warrants issued to NLIT’s sponsor to purchase 264,088 shares of Class A Common Stock at $11.50 per share, and we also issued the PIPE Warrants to the PIPE Investors to purchase 1,022,500 shares of Class A Common Stock at $11.50 per share. The shares of Class A Common Stock issued upon exercise of our warrants will result in dilution to the then existing holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A Common Stock or public warrants.

The Private Placement Warrants are identical to the warrants sold as part of the units issued in NLIT’s IPO except that, so long as they are held by NLIT’s sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by NLIT’s sponsor until 30 days after the completion of an initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which could limit the price investors might be willing to pay in the future for our common stock.

Our Second Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	a denial of the right of stockholders to call a special meeting;

●	a vote of 66 2/3% required to approve certain amendments to the Second Amended and Restated Certificate of Incorporation and the bylaws; and

●	the designation of Delaware as the exclusive forum for certain disputes.

Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Second Amended and Restated Certificate of Incorporation provides, to the fullest extent permitted by law, that internal corporate claims may be brought only in the Court of Chancery in the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware). In addition, our Second Amended and Restated Certificate of Incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This forum selection provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act. Any person or entity purchasing or otherwise acquiring or holding any interest in our stock shall be deemed to have notice of and consented to the forum provision in our Second Amended and Restated Certificate of Incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Second Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following July 28, 2026, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock, public warrants and public units that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile. The Company had total revenues during calendar year 2021 of approximately $7.0 million. If the post-combination company continues to expand its business through acquisitions and/or continues to grow revenues organically post-Business Combination, we may cease to be an emerging growth company prior to December 31, 2026.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

If some investors find our Class A Common Stock or public warrants less attractive as a result, there may be a less active trading market for our Class A Common Stock or public warrants and more stock price volatility.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of the Company as a privately-held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the post-combination company are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of the Company or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters were located in Arvada, Colorado pursuant to a month-to-month lease from PCCU as of December 31, 2022. The Company has relocated its executive offices to 72,132 square feet of lease office space Golden, CO. In addition, the Company assumed a lease on a property in Little Rock, AR, in connection with the Abaca Transaction (please see “Abaca Acquisition” above).

Item 3. LEGAL PROCEEDINGS

We are, from time to time, in the ordinary course, engaged in litigation, and we have a small number of unresolved claims pending. In addition, as part of the ordinary course of business, we are parties to litigation involving claims relating to the ownership of funds in particular accounts, the collection of delinquent accounts, credit relationships, challenges to security interests in collateral and foreclosure interests, which are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that potential liabilities relating to pending matters are not likely to be material to our financial position, results of operations or cash flows. Where appropriate, reserves for these various matters of litigation are established, under FASB ASC Topic 450, Contingencies, based in part upon management’s judgment and the advice of legal counsel.

At least quarterly, we assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we record a liability in our consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments based on our quarterly reviews. For other matters, where a loss is not probable or the amount of the loss cannot be estimated, we have not accrued legal reserves, consistent with applicable accounting guidance. Based on information currently available to us, advice of counsel, and available insurance coverage, we believe that our established reserves are adequate and the liabilities arising from the legal proceedings will not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the inherent uncertainty in legal proceedings there can be no assurance that the ultimate resolution will not exceed established reserves. As a result, the outcome of a particular matter or a combination of matters, if unfavorable, may be material to our financial position, results of operations or cash flows for a particular period, depending upon the size of the loss or our income for that particular period.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common Stock and Public Warrants are currently listed on NASDAQ under the symbols “SHFS” and “SHFS,” respectively. Prior to the consummation of the Business Combination, the Company’s units, common stock and warrants were listed on NASDAQ under the symbols “NLITU,” “NLIT,” and “NLITW” respectively.

Dividend Policy

We have not paid any cash dividends on our Class A Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Class A Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plan

As of March 31, 2023, there were 4,037,147 shares of Class A Common Stock initially authorized for issuance under our 2022 Stock Incentive Plan (the “Incentive Plan”), which our stockholders approved on June 28, 2022 in connection with the Business Combination. The Incentive Plan became effective immediately upon the Closing.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this section to “we,” “us,” or “our” refer to SHF Holdings, Inc (herein referred to as the “Company”). References to “management” refer to our officers and board of managers. The following discussion and analysis of our financial performance and results of operations should be read in conjunction with our condensed consolidated financial statements.

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

Overview

Founded in 2015 by PCCU (please see “Business Reorganization” below for a description of the Company’s organization), the Company’s mission is to provide access to reliable and compliant financial services for the legal cannabis industry. Through that mission and as an early leader with over seven years of experience, the Company is a leading provider of access to reliable and compliance driven banking, lending and other financial services to financial institutions desiring to provide those services to the cannabis industry.

Through our proprietary platform and on a multi-state level, the Company provides access to the following banking related services through PCCU and other financial institutions:

●	Business checking and savings accounts

●	Cash management accounts

●	Savings and investment options

●	Commercial lending

●	Courier services (via third party relationships)

●	Remote deposit services

●	Automated Clearing House (ACH) payments and origination

●	Wire payments

Our services allow Cannabis Related Businesses (herein referred to as “CRBs”) to obtain services from financial institutions that allow them to run their business more efficiently and effectively with improved financial insight into their business and access to resources to help them grow. Due to limited availability of payment and other banking solutions for the cannabis industry, most businesses transact with high volumes of cash. Our fintech platform benefits CRBs and financial institutions by providing CRBs with access to financial institutions and financial institutions access to increased deposits with the comfort of knowing that those deposits have been compliantly monitored and validated. By facilitating the daily deposits of cash receipts between CRBs and financial institutions, the risks associated with high cash on hand are mitigated, creating a safer atmosphere for the CRB’s employees and the financial institutions at which the deposit accounts are held. Because the Company is not a financial institution, the Company does not hold customer deposits. All deposit accounts are held by the Company’s financial institution clients and all transmissions of funds to and from deposit accounts are handled directly by the financial institutions. In an industry with limited capital and financing options, we offer access to loan options at what we believe to be competitive rates often with less punitive terms than the current industry average. Our financial institution clients offer loan options including senior secured debt and operating lines of debt. Collateral types include real estate, equipment, and other business assets. We also provide access to lending options for ancillary service providers serving the cannabis industry as these businesses also can have difficulty finding reliable financial services.

To ensure access to consistent and dependable banking access to CRBs, we provide our compliance, validation and monitoring services to financial institutions in a compliance driven environment ensuring strict adherence to the Bank Secrecy Act/FinCEN guidance and related anti money laundering provisions. Since inception, the Company has assisted PCCU in processing more than $12 billion in cannabis related funds and, through its relationship with PCCU and other financial institutions, the Company has successfully navigated 16 state and federal banking exams.

In strategically selected geographic areas, the Company licenses to other financial institutions its proprietary software and Safe Harbor Program (the “Program”) to provide compliance-related services to CRBs. As part of the Program, we provide the following to financial institutions interested in licensing the Program to assist in compliant cannabis banking:

●	Initial customer due diligence – Know Your Customer

●	Customer application management

●	Program management support

●	Compliance monitoring

●	Regulatory exam assistance

Business Reorganization

On February 11, 2022, SHF, LLC and SHF Holding Co., LLC, the sole member of SHF, LLC, and Partner Colorado Credit Union (“PCCU”), the sole member of SHF Holding, Co., LLC, entered into a definitive purchase agreement (herein referred to as the “Business Combination”) with Northern Lights Acquisition Corp. (“NLIT”), a special purpose acquisition company, and its sponsor, 5AK, LLC. Subsequent to the completion of the transaction, NLIT changed its name to “SHF Holdings, Inc.” (herein referred to as the “Company”).

PCCU’s Board of Directors approved the contribution of certain assets and operating activities associated with operations from both the Branches and Safe Harbor Services (“SHS”) a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, LLC with PCCU’s investment in SHF, LLC maintained at the SHF Holding, Co., LLC level (the “reorganization”). The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all of Branches’ employees and certain PCCU employees were terminated from PCCU and hired as SHF, LLC employees. Collectively, oldco, the Branches and SHF, LLC represent the “Carved-Out Operations.” After the reorganization, SHF, LLC contains the entirety of the Carved-Out Operations and oldco was dissolved. In addition, effective July 1, 2021, the entity entered into an Account Servicing Agreement and Support Servicing Agreement which were subsequently amended and restated.

Pursuant to the Unit Purchase Agreement, upon the closing of the transaction, NLIT purchased all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the entity’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash. At transaction close, 1,831,683 shares of the Class A Common Stock were deposited with an escrow agent to be held in escrow for a period of 12 months following the closing date to satisfy potential indemnification claims of the parties. In addition, $3,143,388 in cash and cash equivalents representing the amount of cash on hand at July 31, 2021, less accrued but unpaid liabilities, were paid to PCCU at the final transaction close. On September 19, 2022, the parties entered into the first amendment to the purchase agreement to extend the date by which the closing had to occur from August 31, 2022 until September 28, 2022 and provide for the deferral of $30 million of the $70 million in cash due at the closing. On September 22, 2022, the parties entered into the second amendment to the purchase agreement to provide for the deferral of a total of $50 million of the $70 million due at the closing. On September 28, 2022, the parties entered into the third amendment to the purchase agreement to provide for the deferral of a total of $56,949,800 of the $70,000,000 due at the closing.

Effective February 11, 2022, the Company entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and the Company. For the loans subject to this agreement, the Company underwrites the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. PCCU receives a monthly servicing fee at an annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. Under the Loan Servicing Agreement, the Company has agreed to indemnify PCCU from all claims related to default-related loan losses as defined in the Loan Servicing Agreement. The agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal or there is a termination for cause, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. Pursuant to this agreement, the Company reported expenses of $775,259 for the year ended December 31, 2022 and $190,908 for the year ended December 31, 2021. On March 29, 2023, the Company and PCCU entered into the Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU and supersedes the Loan Servicing Agreement, as well as the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement.

The Company’s lending services program currently depends on PCCU as its largest funding source for new loans to CRBs. Under PCCU’s loan policy for loans to CRBs, PCCU’s board of directors has approved aggregate lending limits at the lessor of 1.3125 times PCCU’s net worth or 65% of total CRB deposits. Concentration limits for the deployment of loans are further categorized as (i) real estate secured, (ii) construction, (iii) unsecured and (iv) mixed collateral with each category limited to a percentage of PCCU’s net worth. In addition, loans to any one borrower or group of associated borrowers are limited by applicable National Credit Union Association regulations to the greater of $100,000 or 15% of PCCU’s net worth.

On September 28, 2022, the parties consummated the Business Combination, resulting in NLIT, consistent with the aforementioned parameters, purchasing all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A Common Stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash, $56,949,801 of which will be paid on a deferred basis.

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

Pursuant to the Unit Purchase Agreement, the Company entered into the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement under similar terms as the July 2021 agreements. In addition, in conjunction with the Unit Purchase Agreement, the Company and PCCU entered into a Loan Servicing Agreement. On March 29, 2023, the Company and PCCU entered into the Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU and supersedes the Amended and Restated Support Services Agreement, the Amended and Restated Account Servicing Agreement, and the Loan Servicing Agreement.

The purpose of the $56,949,800 deferral is to provide the Company with additional cash to support its post-closing activities. Pursuant to the third amendment to the Unit Purchase Agreement, the deferred consideration shall be paid in one payment of $21,949,801 on or before December 15, 2022, and the $35,000,000 balance in six equal installments of $6,416,667, payable beginning on the first business day following April 1, 2023, and on the first business day of each of the following five fiscal quarters, for a total of $38,500,002, including interest of $3,500,002. Furthermore, PCCU agreed to defer $3,143,388, representing certain excess cash of SHF, LLC due to the seller under the definitive unit purchase agreement, and the reimbursement of certain reimbursable expenses under the definitive unit purchase agreement.

On October 26, 2022, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with PCCU and Luminous Capital USA Inc. As per the terms of the agreement, PCCU has agreed to defer all payments owed pursuant to the Unit Purchase Agreement for a period of six (6) months from the date hereof while the Parties engage in good faith efforts to renegotiate the payment terms applicable to the Deferred Obligation (the “Forbearance Period”).

On March 29, 2023, the Company and PCCU entered into a definitive transaction (Refer to Note 22, “Subsequent Events,” of the consolidated financial statements) to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU.

Purchase Agreement and Public Company Costs

The Business Combination detailed above was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, NLIT was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of SHF issuing shares for the net assets of NLIT, accompanied by a recapitalization. The net assets of NLIT are recognized at fair value (which is expected to be consistent with carrying value), with no goodwill or other intangible assets recorded.

Other related events in connection with the Business Combination are summarized below:

●	The 2,875,000 of Class B Common Stock converted at the closing to an equal number of shares of Class A Common Stock.

●	Upon closing of the Business Combination, 11,386,139 shares of Class A Common Stock were issued to PCCU as set forth in and pursuant to the terms of the Unit Purchase Agreement.

PCCU was due to receive a cash payment of $3.1 million at the consummation of the Business Combination, which represented the amount of SHF’s cash on hand at July 31, 2021, less accrued but unpaid liabilities. In addition, pursuant to the terms of the purchase agreement, the Company is responsible for reimbursing the seller for its transaction expenses.

●	Approximately $56.9 million of the $70.0 million of cash proceeds due to PCCU was deferred and is due to the seller. Approximately $21.9 million of the amount was due to PCCU beginning December 15, 2022. The residual $35.0 million is due in six quarterly installments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 4.71%. A sum of 1,200,000 shares of Class A Common Stock were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of the Company amounting to $9,124,297 on the date of business combination was transferred to additional paid in capital.

●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred were converted into 2,045,000 shares of Class A Common Stock at a purchase price of $10.00 per share of Class A Common Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of the registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount was released with the remaining amount once all securities were included in an effective registration statement.

●	For tax purposes, the transaction is treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $ 44,102,572, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to be recorded in accordance with GAAP.

●	Preferred Stock: The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.00001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022, there were 14,616 preferred shares issued or outstanding and no preferred shares outstanding on December 31, 2021.

●	Class A Common Stock: The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $0.00001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 20,815,912 and 3,393,175 shares, respectively, of Class A Common Stock issued or outstanding. As of December 31, 2022, 3,669,504 Class A Common Stock are held by the purchasers under forward purchase agreement dated June 16, 2022 by and among the Company and such purchasers.

●	Parent-Entity Net Investment: Parent-Entity Net Investment balance in the consolidated balance sheets represents PCCU’s historical net investment in the Carved-Out Operations. For purposes of these consolidated financial statements, investing requirements have been summarized as “Parent-Entity Net Investment” and represent equity as no cash settlement with PCCU is required. No separate equity accounts are maintained for SHS, SHF or the Branches.

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

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Year Ended December 31,
	2022	2021
Net (loss)/ income	$(35,128,083)	$3,286,887
Interest expense	802,797	-
Depreciation and amortization	189,275	1,921
Taxes	(9,252,893)	-
EBITDA	(43,388,904)	3,288,808

Other adjustments –
Loan loss provision	506,212	1,399
Change in the fair value of warrants and forward purchase derivatives	8,058,091	-
Deferred loan origination fees and costs	(1,890)	-
Stock option conversion	2,806,336	-
Change in fair value of forward purchase agreement	33,322,248	-
Adjusted EBITDA	$1,302,093	$3,290,207

The decrease in our income on an EBITDA and Adjusted EBITDA basis for the year ended December 31, 2022, is due to substantial drop in the value of forward purchase agreement, increase in professional fees pursuant to business combination activity as well as increases in compensation, employee benefits, marketing, insurance, and additional items, as discussed under “Discussion of our Results of Operations” below. Other adjustments include estimated future loan losses not yet realized including amounts indemnified to PCCU for loans funded by them. Effective February 2022, the Company entered into a Loan Servicing Agreement with PCCU, pursuant to which the Company agreed to indemnify PCCU for claims associated with CRB activities including any loan default related losses for loans funded by PCCU; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. (Refer to Note 22, “Subsequent Events,” of the consolidated financial statements.) Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

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

Year Ended December 31,		2022	2021	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$208,155,596	180,462,421	27,693,175	15.35%
Account fees	(2)	$5,951,337	5,982,785	(31,448)	(0.53)%
Average active accounts	(3)	967	535	432	80.75%
Average account balance	(4)	$215,259	337,313	(122,054)	(36.18)%
Average fees per account	(4)	$6,154	11,183	(5,029)	(44.97)%

(1)	Represents the average of monthly ending account balances
(2)	Reported account activity fee revenue
(3)	Represents the average of monthly ending active accounts
(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

While the average number of accounts increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, the average account size and account fees decreased as we experienced some churn of larger clients replaced by smaller business. We expect this trend to shift as we lead with our lending program typically requiring borrowers to place deposits with financial institutions with which we have relationships.

The Company’s lending operations are considered early stage, as it began its focused efforts on expanding its lending in 2021. We are focused on enhancing and growing our lending platform. Incremental lending key metrics will be monitored as this portion of our business grows in volume. Metrics will include average loan balance, average life to repayment, average effective interest rate and loan status, amongst others.

Components of our Results of Operations

Revenue

The Company generates interest and fee income through providing a variety of services to PCCU to facilitate its banking services to CRBs including, among other things, Bank Secrecy Act and other regulatory compliance and reporting, onboarding, responding to account inquiries, responding to customer service inquiries relating to CRB deposit accounts held at financial institution clients, and sourcing and originating loans. In addition, the Company provides these similar services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement.

Operating expenses

Operating expenses consist of compensation and benefits, professional services, rent expense, PCCU allocations, provisions for loan losses and other general and administrative expenses.

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

The Company reports a provision for loan losses both as it relates to loans funded internally and those carried by PCCU or other financial institutions. The Company indemnifies PCCU for losses on loans to borrowers sourced by the Company and funded by PCCU. The Company anticipates comparable arrangements with other financial institutions that fund loans to borrowers sourced by the Company.

Other general and administrative expenses consist of various miscellaneous items including account hosting fees, insurance expense, advertising and marketing, travel meals and entertainment and other office and operating expense.

Discussion of our Results of Operations —2022 Compared to 2021 (Year Ended December 31)

Revenue

Year Ended December 31,	2022	2021	Change ($)	Change (%)
Deposit, activity, onboarding income	$6,063,939	$6,039,358	$24,581	0.41%
Safe Harbor Program income	164,062	478,041	(313,979)	(65.68)%
Investment income	2,120,640	376,918	1,743,722	462.63%
Loan interest income	1,130,178	102,961	1,027,217	997.68%
Miscellaneous fee income	-	8,301	(8,301)	(100.00)%
Total Revenue	$9,478,819	$7,005,579	$2,473,240	35.30%

Account fee income consists of deposit account fees, activity fees and onboarding income. Historically, the Company has charged fees based on cannabis related deposit account activity. During 2022, we reduced our fee percentage for cannabis specific accounts in order to ensure we were competitive with the market and for many accounts implemented a flat fee structure for certain CRB accounts based on historical and anticipated deposit levels. In addition, we receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis. The ratio of ancillary accounts to cannabis specific accounts increased during 2022.

The Company provides similar account services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement. Revenue has decreased as we narrow the financial institutions and states we allow under this program and instead focus on servicing CRBs directly.

We have an investment servicing agreement with PCCU (related party) where our financial institution clients invest their customer deposits into short term US treasury instruments. The investment income in our income statement reflects our share of that investment income. Investment income earned on deposits with the Federal Reserve Bank increased as a result of recent interest rate increases.

We had a Loan Servicing Agreement with PCCU (related party) where our financial institution carries the loan balances on their financial statement; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. (Refer to Note 22, “Subsequent Events,” of the consolidated financial statements.) The loan interest income reflects our share of loan interest on issued credit. Loan interest earned on the Company’s direct loans and the indemnified loans increased as the Company increases its focus on lending. For the year ended December 31, 2022, SHF serviced 11 loans in the year ended December 31, 2022, as compared to 4 loans in the year ended December 31, 2021.

Operating expenses

As discussed in the reverse recapitalization section above, PCCU allocations were discontinued effective July 1, 2022, and SHF entered into both an account servicing agreement and support service agreement. There is no impact on revenue as a result of implementing these agreements.

Year Ended December 31,	2022	2021	Change ($)	Change (%)
Compensation and employee benefits	$6,695,319	$2,135,243	$4,560,076	213.56%
Professional services	1,985,343	292,143	1,693,200	579.58%
Rent expense	99,246	73,482	25,764	35.06%
Corporate allocations	-	648,533	(648,533)	(100.00)%
Provision for loan losses	506,212	1,399	504,813	36083.85%
General and administrative expenses	2,390,539	567,892	1,822,647	320.95%
Total Operating Expenses	$11,676,659	$3,718,692	$7,957,967	214.00%

Compensation and employee benefits increased on account of stock-based compensation and partially as a result of Sundie Seefried, our CEO, and one of our Vice President’s resigning from PCCU effective July 1, 2021 and beginning employment at SHF the same date. Prior to the July 1, 2021 reorganization a portion of their costs would have been included in the PCCU allocations. Amounts also increased as SHF increased head count in conjunction with anticipated growth.

Professional services expense increased primarily due to the increase in the legal fees, audit fees, and consulting fees incurred in relation with business combination transactions occurring during the year.

PCCU allocations decreased to zero as they were discontinued in conjunction with the reorganization discussed in the Business Reorganization section above.

Provision for loan losses has increased as SHF focuses on increasing lending activity. The number of loans services by SHF has increased from 4 in 2021 to 11 in 2022.

General and administrative expenses increased across various categories including: i) approximately $584,351 in account and hosting fees as a result of the reorganization, ii) approximately $306,387 in increased advertising and marketing as we focus on growth, iii) $26,088 in loan servicing fees, and iv) $352,576 in business insurance.

Financial Condition

Cash and cash equivalents

Cash, cash equivalents totaled $8,390,195 and $5,495,905 as of December 31, 2022, December 31, 2021, respectively.

Cash flows

For the year ended December 31, 2022, the Company’s cash provided by operations was $ 1,697,380 , compared to cash provided by $2,946,383 for the year ended December 31, 2021. This was mainly due to reduced net income from operations with an additional amount resulting from changes across operating assets and liabilities. See discussion under “Discussion of our Results of Operations” above for more information.

Contract assets and liabilities

Deferred revenue is primarily related to contract liabilities associated with the Company agreements. As of December 31, 2022, SHF reported a contract asset and liability of $21,170 and $996 and on December 31, 2021, SHF reported a contract asset and liability of $18,317 and $8,333, respectively.

Liquidity and going concern

As of December 31, 2022, the Company had $8,390,195 in cash and net working capital of ($39,340,020), as compared to $5,495,905 in cash and net working capital of $5,922,023 at December 31, 2021. Included in the working capital deficit at December 31, 2022 is $25,973,017 current portion of the long-term payable owed to the seller, PCCU, from the aforementioned business combination, and $14,359,822 deferred consideration current portion related to the Abaca acquisition. The Company has also incurred a significant cumulative consolidated operating loss for the year ended December 31, 2022.

Based upon these factors, management of the Company has determined that there is a risk of substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements have been issued.

Management mitigated the going concern risk by renegotiating its aforementioned payable with PCCU (refer to the “Subsequent Events” disclosure within Note 22 of the consolidated financial statements herein) , thus reducing the working capital deficit and certain other liabilities. The Company also hired an experienced Chief Financial Officer in October 2022, who has immediately begun to institute certain cost-cutting measures across the Company, including expense reduction measures and negotiating reduced amounts and extended terms for certain payables. These factors, however, do not fully remove substantial doubt regarding the Company’s ability to continue as a going concern that has been identified. If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern as a result of this uncertainty.

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

Revenue recognition

SHF recognized revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which SHF expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

Amounts received in advance of the service being provided is recorded as a liability under deferred revenue on the consolidated balance sheets. Typical Safe Harbor Program contracts are three-year contracts with amounts due monthly, quarterly or annually based on contract terms.

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

The loans SHF intends to originate will be collateralized by various types of assets of the borrowers, including real property and certain personal property, including value associated with other assets to the extent permitted by applicable laws and the regulations governing the borrowers. The documents governing the loans also include a variety of provisions intended to provide remedies against the value associated with licenses. Collection procedures are designed to ensure that neither SHF nor its financial institution clients who provide funding for a loan, nor a third-party agent engaged to assist with the liquidation or foreclosure process, will take possession of cannabis inventory, cannabis paraphernalia, or other cannabis-related assets, nor will they take title to real estate used in cannabis-related businesses. Upon default of a loan, a third-party agent will be engaged to work with the borrower to have the borrower sell collateral securing the loan to a third party or to institute a foreclosure proceeding to have such collateral sold to generate funds towards the payoff of the loan. Applicable regulations under state law that govern CRBs generally do not permit the taking of title to real estate involved in commercial sales of cannabis, whether through foreclosure or otherwise, without prior regulatory approval. The sale of a license or other realization of the value of licenses also requires the approval of state and local regulatory authorities. A defaulted loan may also be sold if such a sale would yield higher proceeds or that a sale could be accomplished more quickly than a foreclosure proceeding while yielding proceeds comparable to what would be expected from a foreclosure sale. Such sale of the loan would be conducted through a third-party administrative agent. However, SHF can provide no assurances that a sale of such loans would be possible or that the sales price of such loans would be sufficient to recover the outstanding principal balance, accrued interest, and fees.

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

Stock-based compensation

The 2022 Plan (“Equity Incentive Plan”) was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards in years 2022 and 2021. In conjunction with the 2022 Plan, as of December 31, 2022, the Company had granted stock options which are described in more detail below.

Stock options

Stock options are awarded to encourage ownership of the Company’s common stock by employees and to provide increased incentive for employees to render services and to exert maximum effort for the success of the Company. The Company’s incentive stock options generally permit net-share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the administrator (person appointed by board to administer the stock plans) of the applicable plan. The Company’s stock options generally have a 10-year contractual term and vest over 3-4 years period from the grant date.

The Company measures all equity-based payment arrangements to employees and directors in accordance with ASC 718, Compensation–Stock Compensation. The Company’s stock-based compensation cost is measured based on the fair value at the grant date of the stock-based award. It is recognized as expense on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock or Black-Scholes option valuation model, whichever is most appropriate. The Black-Scholes valuation model incorporates assumptions such as expected term of the instrument, volatility of the Company’s future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date, by reference to the underlying terms of the instrument, and the Company’s experience with similar instruments. Changes in assumptions used to estimate fair value could result in materially different results.

The shares of the Company were listed on the stock exchange for a limited period of the time and also the stock price has dropped significantly from the date of listing, based on which the Company has considered the expected volatility at 100% for the purpose of stock compensation. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

Forward purchase agreement

On June 16, 2022, NLIT entered into a Forward Purchase Agreement with Midtown East Management NL, LLC (“Midtown East”). Subsequent to entering into the Forward Purchase Agreement, the Company, NLIT, and Midtown East entered into assignment and novation agreements with Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”), pursuant to which Midtown East assigned its obligations as to 1,666,666 shares of the shares of Class A Stock to be purchased under the Forward Purchase Agreement to each of Verdun and Vellar. As contemplated by the Forward Purchase Agreement:

●	Prior to the business combination, Midtown East, Verdun and Vellar purchased approximately 3.8 million shares of NLIT Class A common stock directly from investors at market price in the public market. Midtown East and other counter parties waived their redemption rights with respect to the acquired shares;

●	One business day following the Closing, NLIT paid approximately $39.3 million from the cash held in its trust account to Midtown East; Verdun and Vellar for the shares purchased and approximately $0.3 million in related expense amounts.
●	At any time prior to the Maturity Date (defined as the earlier of i) the third anniversary of the Closing of the Business Combination, ii) the shares are delisted from The Nasdaq Stock Market or (iii) during any 30 consecutive Scheduled Trading Day-period following the closing of the Business Combination, the Volume Weighted Average share Price (VWAP) Price for 20 Scheduled Trading Days during such period shall be less than $3.00 per share), Midtown East, Verdun and Vellar may elect an optional early termination to sell some or all of the shares (the “Terminated Shares”) of Class A Stock in the open market. If Midtown East, Verdun and Vellar sell any shares prior to the Maturity Date, the pro-rata portion of the Reset Price will be released from the escrow account and paid to SHF. Midtown East, Verdun and Vellar shall retain any proceeds in excess of the Reset Price that is paid to SHF.
●	At the Maturity Date, Midtown East, Verdun and Vellar shall be entitled to (1) the product of the shares then held by them multiplied by the Forward Price, and (2) an amount, in cash or shares at the sole discretion of NLIT, equal to (a) in the case of cash, the product of(i)(x) 3.8 million shares less (y) the number of Terminated Shares and (ii) $2.00 (the “Maturity Cash Consideration”) and (b) in the case of shares, (i) the Maturity Cash Consideration divided by (ii) the VWAP Price for the 30 Scheduled Trading Days prior to the Maturity Date.
●	The trading value of the common stock combined with preferred shareholders electing to convert their preferred shares to common stock triggered a lower reset price embedded in the forward purchase agreement, or FPA. As of December 31, 2022, the Company had already called a special meeting to lower the make-whole price under the preferred share purchase agreement to $1.25/share. The Company, majority common shareholders and the preferred investors had entered into a voting agreement whereby the vote to approve the $1.25/share make-whole price was secured. Knowing the Company would ultimately be issuing shares to the preferred stockholders with a make whole issuance at $1.25/share compelled the company to recognize a reset price under the terms of the FPA of $1.25/share. These events significantly reduced the FPA receivable to approximately $4.6 million, from approximately $37.9 million reported at the end of the September 2022 quarter. The loss in value resulted not only in a compression of the balance sheet, but also $42.3 million charge to other expense on the statement of operations.

Preferred stock

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,250,000 shares of preferred stock, par value $0.0001 per share. There are currently 20,450 shares of preferred stock issued and outstanding. The preferred stock does not carry any voting rights. The option to convert the preferred stock into Class A Common stock of the Company is at the will of the holder. The holder of the preferred stock shall only have the right to receive Class A Common stock of the Company while making any request for conversion. Refer to Note 3 (“Business Combination”) of the consolidated financial statements herein for additional details pursuant to the aforementioned preferred stock.

Forward purchase derivative

The Company accounts for the forward purchase derivative assumed in the business combination in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company classifies the forward purchase derivative as an asset or liability carried at fair value and adjusts the forward purchase derivative to fair value at each reporting period. This derivative asset or liability is subject to re-measurement at each balance sheet date until the conditions under the forward purchase agreement are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations. The fair value of the forward purchase derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Lastly, the value of the forward is calculated as the average present value over all simulated paths. The Company measured the fair value of the forward purchase option derivative upon execution of the Forward Purchase Agreement and as of December 31, 2022, with the respective fair value adjustments recorded within its Statements of Operations. The Company will continue to monitor the fair value of the forward option derivative each reporting period with subsequent revisions to be recorded in the Statements of Operations.

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

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the year ended December 31, 2022, the Company has identified four (4) material weaknesses within our internal controls over financial reporting related to its Deferred Tax Asset, Going Concern, Revenue Recognition, and Complex Financial Instruments. Refer to Item 9A of this document for additional details.

Related Party Relationships

Corporate allocations

Corporate allocations include overhead expenses such as information technology, customer support, marketing, executive compensation and other general and administrative expenses that are attributed to the Branches proportionately based on the relative size of the specific identifiable customer deposits to the consolidated PCCU.

Account Servicing Agreement

Effective July 1, 2021, SHF entered into an Account Servicing Agreement with PCCU. SHF provides services as per the agreement to CRB accounts at PCCU. In addition to providing the services, SHF assumes the costs associated with the CRB accounts. These costs include employees to manage account onboarding, monitoring and compliance, rent and office expense, insurance and other operating expenses necessary to service these accounts. Under the agreement, PCCU agrees to pay SHF all revenue generated from CRB accounts. Amounts due to SHF are due monthly in arrears and upon receipt of invoice. The agreement is for an initial term of 3 years from the effective date. It shall renew thereafter for 1-year terms until either SHF or PCCU provide sixty days prior written notice. Pursuant to this agreement, SHF reported revenue of $8,823,608 for the year ended December 31, 2022, and $3,168,243 for the period July 1,2021 to December 31, 2021.

As described elsewhere in this document, on February 11, 2022, SHF and PCCU entered into the Amended and Restated Account Servicing Agreement, pursuant to which SHF provides services including, among other things, Bank Secrecy Act compliance and reporting, onboarding, responding to account inquiries, and responding to customer service inquiries relating to accounts at PCCU held for cannabis-related businesses (“CRBs”). Pursuant to the Amended and Restated Account Servicing Agreement, SHF’s fees for such services will equal all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system. The Amended and Restated Account Servicing Agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. The Amended and Restated Account Servicing Agreement initially provided that the agreement would terminate within 60 days of SHF no longer qualifying as a “credit union service organization” or within 60 days of the assumption by a third party of all CRB-related accounts; however, on May 23, 2022, SHF and PCCU entered into the Second Amended and Restated Account Servicing Agreement, which agreement amended and restated the Amended and Restated Account Servicing Agreement to remove the provision providing for the termination of the agreement within 60 days of SHF no longer qualifying as a “credit union service organization,” as SHF will cease to qualify as a CUSO following the closing of the Business Combination.

Support Services Agreement

Effective July 1, 2021, SHF entered into a Support Services Agreement with PCCU. In connection with PCCU hosting the depository accounts and the related loans and providing certain infrastructure support, PCCU receives (and SHF pays) a monthly fee per depository account. In addition, 25% of any investment income associated with CRB deposits is paid to PCCU. The respective duties and obligations as per the agreement commenced on the effective date and continue unless terminated by either SHF or PCCU upon giving sixty days prior written notice. Pursuant to these agreements and as amended and restated on February 11, 2022, the Company reported expenses of $775,259 for the year ended December 31, 2022, and $190,908 for the year ended December 31, 2021.

As described elsewhere in this document, on February 11, 2022, SHF and PCCU entered into the Amended and Restated Support Services Agreement, pursuant to which PCCU will continue to provide to SHF certain operational and administrative services relating to, among other things, human resources, employee benefits, IT and systems, accounting and marketing for a monthly fee equal to $30.96 per account in 2022 and $25.32 per account in 2023 and 2024. In addition, as it pertains to CRB deposits held at PCCU, investment and interest income earned on these deposits (excluding interest income on loans funded by PCCU) will be shared 25% to PCCU and 75% to SHF. SHF will also reimburse PCCU for any of its out-of-pocket expenses relating to the services provided to SHF. The Amended and Restated Support Services Agreement also sets forth certain agreements of PCCU to limit bonus distributions to its members to $30,000,000 during any 12-month period following the effective date of the agreement and to allow its ratio of CRB-related deposits to total assets to equal at least 65% unless otherwise dictated by regulatory, regulator or policy requirements. The Amended and Restated Support Services Agreement has the same term and termination provisions as the Amended and Restated Account Servicing Agreement, including a provision providing for the termination of the agreement within 60 days of SHF no longer qualifying as a “credit union service organization.” On May 23, 2022, SHF and PCCU entered into the Second Amended and Restated Support Services Agreement, which agreement amended and restated the Amended and Restated Support Services Agreement to remove the provision providing for the termination of the agreement within 60 days of SHF no longer qualifying as a “credit union service organization,” as SHF will cease to qualify as a CUSO following the closing of the Business Combination.

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU will receive a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related loan losses as defined in the Loan Servicing Agreement. The agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal or there is a termination for cause, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date.

Pursuant to this agreement, the Company reported expenses of $26,088 for the year ended December 31, 2022, and $0 for the year ended December 31, 2021.

Operating leases

Effective July 1, 2021, SHF entered into a one-year gross lease with PCCU to lease space in its existing office at a monthly rent of $5,400. Effective July 1, 2022, the Company amended its existing lease to a month-to-month lease and therefore no asset or liability amounts are reported pursuant to ASC 842.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SHF Holdings, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required with respect to market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements Information

The consolidated financial statements information required by this item is contained under the section titled “Index to Consolidated Financial Statements” (and the consolidated financial statements and related notes referenced therein) included beginning on page F-1 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with GAAP.  Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has identified four (4) material weaknesses, as described below.  Each deficiency was concluded to be a “material weakness”, which is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.  Based on these material weaknesses identified in the management evaluation of internal controls over financial reporting, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Management’s Report on Internal Control over Financial Reporting

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

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the following Material Weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Deferred Tax Asset: A deferred tax asset was created as a result of the business combination occurring on September 28, 2022. The deferred tax asset was initially calculated prior to consummation of the business combination using projected amounts. The Company had failed to update the calculation as of September 30, 2022 using actual amounts from the business combination due to ineffective management review controls over the income tax provision.

To alleviate this material weakness, the Company has implemented a quarterly control to calculate and review the deferred tax asset, evaluate the necessity for any valuation allowance, and reconcile it to the general ledger. The Company proceeded to collectively perform these tasks during the fourth quarter of 2022 by retaining a Top 50 CPA firm in the United States to assist in the preparation of the tax provision and tax compliance work along with management’s independent review of the quarterly income tax provision and valuation of deferred tax assets.

Going Concern: As of September 30, 2022, the Company had negative net working capital. The working capital deficit was largely driven by the current portion of the long-term payable owed to PCCU. In accordance with ASC 205-40, in preparing financial statements for each annual and interim reporting period, management must evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt was raised at September 30, 2022 and the Company failed to document a going concern analysis to identify the substantial doubt, evaluate whether the substantial doubt was alleviated by management’s plans, and disclose the going concern in the September 30, 2022 10-Q.

To alleviate this material weakness, the Company has implemented a quarterly process with enhanced management review controls to perform and review a going concern analysis and the adequacy of disclosures within the consolidated financial statements, as applicable based on the results. The Company proceeded to collectively perform these tasks during the fourth quarter of 2022 by continuing to retain a CPA firm (onboarded during the latter part of the third quarter of 2022) to assist with the preparation of the analysis pursuant to the Company’s ability to continue as a going concern and prepare applicable disclosures. The analysis and disclosures are then assessed by senior management of the Company performing review of the documentation and disclosures.

Revenue Recognition: During fiscal year 2022, the Company’s revenue was primarily earned through certain related party contracts with PCCU that define contractually the revenue earned by the Company from PCCU for account servicing. The Company has identified a material weakness in our internal control over financial reporting related to the need to enhance the design and operating effectiveness of internal controls over the review of revenue recognition from allocations that occurs on a monthly basis between the Company and PCCU.

To alleviate this material weakness, the Company will implement a monthly process with enhanced management review controls to perform and review revenue recognition. The analysis and disclosures are then assessed by senior management of the Company performing review of the documentation and disclosures.

Complex Financial Instruments: During fiscal year 2022, the Company had a material weakness with regard to the ineffectiveness in management review controls of the accounting and valuation of complex financial instruments (warrants, Forward Purchase Agreement, and stock-based compensation).

To alleviate this material weakness, the Company will implement a quarterly process with enhanced management review controls to perform and review complex financial instruments. The analysis and disclosures are then assessed by senior management of the Company performing review of the documentation and disclosures.

With the implementation of our remediation plans for each material weakness, we believe, in subsequent periods, these material weaknesses can be remediated.

We plan to continue to assess and improve our internal controls and procedures and to take further action as necessary or appropriate to address any other matters we identify. See also the section titled “Risk Factors — Risks Related to the Company Business Following the Business Combination.”

Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. A failure to maintain effective internal controls over financial reporting could result in errors in its financial statements that could require the Company to restate past financial statements, cause the Company to fail to meet its reporting obligations and cause investors to lose confidence in the Company’s reported financial information, all of which could materially and adversely affect the Company.

Changes in Internal Control over Financial Reporting

Other than as noted above in the December 31, 2022 material weaknesses, there was no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

During the quarter ended September 30, 2022, the Company identified two of the four material weaknesses above pertaining to going concern and deferred tax asset accounting. For the quarter ended December 31, 2022, the Company changes in internal controls to address remediation of these two material weaknesses included:

The Company has implemented a quarterly process with enhanced management review controls to perform and review a going concern analysis and the adequacy of disclosures within the consolidated financial statements, as applicable based on the results. The Company proceeded to collectively perform these tasks during the fourth quarter of 2022 by continuing to retain a CPA firm (onboarded during the latter part of the third quarter of 2022) to assist with the preparation of the analysis pursuant to the Company’s ability to continue as a going concern and prepare applicable disclosures. The analysis and disclosures are then assessed by senior management of the Company performing review of the documentation and disclosures.

The Company has implemented a quarterly control to calculate and review the deferred tax asset, evaluate the necessity for any valuation allowance, and reconcile it to the general ledger. The Company proceeded to collectively perform these tasks during the fourth quarter of 2022 by retaining a Top 50 CPA firm in the United States to assist in the preparation of the tax provision and tax compliance work along with management’s independent review of the quarterly income tax provision and valuation of deferred tax assets.

Item 9B. OTHER INFORMATION

On January 10, 2023, the Company entered into executive employment agreements with James H. Dennedy, its Chief Financial Officer, and Donnie Emmi, its Chief Legal Officer, which memorialized the previously disclosed terms of their employment with the Company. The agreements are each for terms of two years and provide for annual base salaries of $285,000. The agreements provide for benefits comparable to the other executive officers of the Company, and for annual bonuses of up to 100% of base salary based on performance criteria established by the Compensation Committee of the Company’s Board of Directors.

The agreements provide that if the executive’s employment is terminated as a result of the executive’s death or disability, or if terminated by the Company for cause (as defined in the agreements) or by the executive without good reason (as defined in the agreements), he will be entitled to receive all unpaid base salary through the date of termination, reimbursement for unreimbursed business expenses through the date of termination, and all other accrued and vested payments or benefits payable under the applicable plan or by law (collectively, the “Accrued Benefits”). If the executive’s employment is terminated by the Company without cause or by the executive for good reason, the executive is entitled to receive, upon execution and delivery to the Company of a customary release, the Accrued Benefits, severance in a lump sum payment equal to one year of base salary at the executive’s then-current annual base salary rate, and Company-paid continued health insurance for one year.

The agreements also provide for customary non-solicitation, nondisclosure and non-competition covenants applicable to each executive.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information relating to the Executive Officers of the Company appears in Part I of this Form 10-K under the heading “Information about our Executive Officers” and is incorporated by reference in this section.

The information required under this Item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2022 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Delinquent Section 16 (a) Reports,” which information is incorporated by reference herein.

We have adopted a Code of Conduct and Ethics applicable to all officers, directors and employees.

Item 11. EXECUTIVE COMPENSATION

The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Compensation Committee Report,” “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Certain Relationships and Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

PART IV

Item 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report

1) Consolidated Financial Statements and 2) Consolidated Financial Statements Schedules:

The consolidated financial statements required by this item are contained under the section entitled “Index to Consolidated Financial Statements” (and the Consolidated financial statements and related notes referenced therein) included beginning on page F-1 of this Form 10-K.

3) List of Exhibits

The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this report.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

2.6	Amendment to Agreement and Plan of Merger, dated November 11, 2022 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 15, 2022).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Certificate of Designation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
4.1	Warrant Agreement, dated June 23, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
4.2	Description of Registered Securities
10.1	Letter Agreement, dated June 23, 2021, among the Company, its officers and directors and 5AK, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.2 †	Registration Rights Agreement, dated June 23, 2021, by and among the Company and certain securityholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
10.4	Forward Purchase Agreement dated June 16, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2022).
10.5	Registration Rights Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.6†	Lock-Up Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.7	Non-Competition Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).

10.8†	Form of Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
10.9	SHF Holdings, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.10	Forbearance Agreement, dated as of October 27, 2022 by and between SHF Holdings, Inc., Partner Colorado Credit Union and Luminous Capital USA Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 1, 2022).
10.11	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 15, 2022).
10.12***	Executive Employment Agreement, dated January 10, 2023, by and between the Company and Donnie Emmi
10.13***	Executive Employment Agreement, dated January 10, 2023, by and between the Company and James H. Dennedy
21.1*	Subsidiaries of the Company
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Executive Employment Agreement, dated January 10, 2023, by and between the Company and James H. Dennedy
***	Furnished.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHF HOLDINGS INC.

Date: April 14, 2023		/s/ Sundie Seefried
	Name:	Sundie Seefried
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2023		/s/ James H. Dennedy
	Name:	James H. Dennedy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Sundie Seefried	Chief Executive Officer	April 14, 2023
Sundie Seefried

/s/ James H. Dennedy	Chief Financial Officer	April 14, 2023
James H. Dennedy

/s/ Jonathon F. Niehaus	Director	April 14, 2023
Jonathon F. Niehaus

/s/ John Darwin	Director	April 14, 2023
John Darwin

/s/ Jennifer Meyers	Director	April 14, 2023
Jennifer Meyers

/s/ Jonathan Summers	Director	April 14, 2023
Jonathan Summers

/s/ Karl Racine	Director	April 14, 2023
Karl Racine

/s/ Richard Carleton	Director	April 14, 2023
Richard Carleton

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

SHF HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SHF Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SHF Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2022, the related consolidated statements of operations, parent-entity net investment and stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

Hartford, Connecticut

April 14, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of SHF Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SHF Holdings, Inc. (formerly Eagle Legacy Services, PLLC D/B/A Safeharbor Services and Branches 52 and 53 Carved Out of Partner Colorado Credit Union) (the “Company”) as of December 31, 2021, the related consolidated statements of operations, parent-entity net investment and stockholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, PLLC

We have served as the Company’s auditor from 2020 to 2021.

Franklin, Tennessee
April 15, 2022

SHF Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$8,390,195	$5,495,905
Accounts receivable – trade	1,401,839	522,896
Contract assets	21,170	18,317
Prepaid expenses – current portion	175,585	6,021
Accrued interest receivable	40,266	7,556
Short-term loans receivable, net	51,300	52,833
Other Current Assets	150,817	-
Total Current Assets	10,231,172	6,103,528
Long-term loans receivable, net	1,250,691	1,410,727
Property, plant and equipment, net	49,614	6,351
Operating lease right to use assets	1,016,198	-
Goodwill	19,266,276	-
Intangible assets, net	10,621,087	-
Deferred tax asset	51,593,302	-
Prepaid expenses – long term position	712,500	-
Forward purchase receivable	4,584,221	-
Security deposit	17,795	-
Total Assets	$99,342,856	$7,520,606

LIABILITIES AND PARENT-ENTITY NET INVESTMENT AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,851,457	$43,626
Accrued expenses	6,354,485	129,546
Contract liabilities	996	8,333
Lease liabilities – current	20,124	-
Deferred Consideration – current portion	14,359,822	-
Due to seller - current portion	25,973,017	-
Other current liabilities	11,291	-
Total Current Liabilities	49,571,192	181,505
Warrant liability	666,510	-
Deferred Consideration – long term portion	2,747,592	-
Forward purchase derivative liability	7,309,580	-
Due to seller – long-term portion	30,976,783	-
Lease liabilities – long term	1,008,109	-
Deferred underwriter fee payable	1,450,500	-
Indemnity liability	499,465	-
Total Liabilities	94,229,731	181,505
Commitment and Contingencies (Note 14)
Parent-Entity Net Investment and Stockholders’ Equity

Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 14,616 shares issued and outstanding on December 31, 2022, and no shares issued and outstanding on December 31, 2021, respectively	1	-
Class A common stock, $.0001 par value, 130,000,000 shares authorized, 23,732,889 issued and outstanding on December 31, 2022, and no shares issued and outstanding on December 31, 2021, respectively	2,374	-
Additional paid in capital	44,806,031	-
Retained earnings	(39,695,281)	-
Parent-Entity Net Investment	-	7,339,101
Total Parent-Entity Net Investment and Stockholders’ Equity	5,113,125	7,339,101
Total Liabilities and Parent-Entity Net Investment and Stockholders’ Equity	$99,342,856	$7,520,606

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2022	2021

Revenue	$9,478,819	$7,005,579

Operating Expenses
Compensation and employee benefits	$6,695,319	$2,135,243
General and administrative expenses	2,390,539	567,892
Professional services	1,985,343	292,143
Rent expense	99,246	73,482
Provision for loan losses	506,212	1,399
Corporate allocations	-	648,533
Total operating expenses	$11,676,659	$3,718,692
Operating (loss)/ income	(2,197,840)	3,286,887
Other (income) expenses
Interest expense	802,797	-
Change in fair value of warrant liability	(939,019)	-
Change in fair value of forward purchase agreement	33,322,248	-
Change in fair value of forward purchase option derivative	8,997,110	-
Total other (income) expenses	$42,183,136	$-
Net (loss) / income before income tax	(44,380,976)	3,286,887
Provision for income taxes	$(9,252,893)	$-
Net (loss)/income	$(35,128,083)	$3,286,887
Weighted average shares outstanding, basic	18,988,558	-
Basic net loss per share	$(1.85)	$-
Weighted average shares outstanding, diluted	18,988,558	-
Diluted net loss per share	$(1.85)	$-

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent-Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Equity
Balance, December 31, 2020	-	$-	-	$-	$-	$4,354,021	$-	$4,354,021
Net income	-	-	-	-	-	3,286,887	-	3,286,887
Contribution of loan receivable from Parent	-	-	-	-	-	1,185,691	-	1,185,691
Net change due to allocations and distributions to Parent	-	-	-	-	-	(1,487,498)	-	(1,487,498)
Balance, December 31, 2021	-	$-	-	$-	$-	$7,339,101	$-	$7,339,101
Issuance of shares in connection with Business Combination and PIPE offering, net of issuance costs	20,450	2	18,715,912	1,872	29,327,087	(7,339,101)	-	21,989,860
Acquisition of Abaca	-	-	2,099,977	210	8,105,701	-	-	8,105,911
Conversion of PIPE Shares	(5,834)	(1)	2,917,000	292	2,916,709	-	(2,917,000)	-
Stock option conversion	-	-	-	-	2,806,336	-	-	2,806,336
Net loss	-	-	-	-	1,650,198	-	(36,778,281)	(35,128,083)
Balance, December 31, 2022	14,616	$1	23,732,889	$2,374	$44,806,031	$-	$(39,695,281)	$5,113,125

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(35,128,083)	$3,286,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	189,274	1,921
Stock compensation expense	2,806,336	-
Interest expense	802,797	-
Provision for loan loss	506,212	1,399
Deferred tax credit	(9,252,893)	-
Change in fair value of warrant and forward purchase option derivative liabilities	41,380,339	-
Changes in operating assets and liabilities:
Accounts receivable	(653,425)	(293,355)
Contract assets	(2,853)	-
Prepaid expenses	55,997	(3,468)
Forward purchase receivables	1,379,285	-
Accrued interest receivable	(32,711)	(7,556)
Deferred underwriting payable	(715,750)	-
Other current assets	(150,817)	-
Accounts payable	508,544	(64,900)
Accrued expenses	17,550	37,742
Contract Liabilities	(7,337)	-
Security deposit	(5,085)	-
Deferred revenue	-	(12,287)
Net cash provided by operating activities	1,697,380	2,946,383

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(17,318)	(5,920)
Change in loan receivable, net	161,569	1,041,577
Acquisition of Abaca	(3,041,680)	-
Net cash provided by (used in) investing activities	(2,897,429)	1,035,657

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from reverse capitalization, net of transaction costs	4,094,339	-
Net change in parent funding, allocations, and distributions to parent	-	(1,487,498)
Net cash provided by (used in) financing activities	4,094,339	(1,487,498)

Net increase in cash and cash equivalents	2,894,290	2,494,542
Cash and cash equivalents - beginning of period	5,495,905	3,001,363
Cash and cash equivalents - end of period	$8,390,195	$5,495,905

Non-Cash transactions:
Shares issued for the settlement of abaca acquisition	$8,105,911	$-
Operating lease right of use assets recognized	1,029,227	-
Operating lease liabilities recognized	1,022,380	-
Contribution of loan receivable from Parent	-	1,185,691

See accompanying notes to consolidated financial statements

Note 1. Organization and Business Operations

Business Description

The Company originated as business operations conducted through PCCU, which were transferred to SHF. LLC (“SHF”), then an indirect wholly owned subsidiary of PCCU.

SHF Holdings, Inc. (the “Company”), formerly known as Northern Lights Acquisition Corp. (“NLIT”), acquired all of the outstanding membership interests of SHF in a transaction that closed on September 28, 2022 (the “Business Combination”). The Business Combination was consummated pursuant to a Unit Purchase Agreement dated February 11, 2022 (the “Business Combination Agreement”) among SHF, SHF Holding Co., LLC (the direct parent of SHF and a wholly owned subsidiary of PCCU), PCCU and NLIT, a special purpose acquisition company, and its sponsor, 5AK, LLC. Subsequent to the completion of the Business Combination, NLIT changed its name to “SHF Holdings, Inc.” In this Annual Report on Form 10-K (the “Annual Report”), we use the terms “we,” “us,” “our” and the “Company” to refer to the business and operations of SHF Holdings, Inc. following the closing of the Business Combination. (Refer to Note 3 to the Consolidated Financial Statements.)

SHF was formed by PCCU following the approval of the contribution of certain assets and operating activities associated with operations from both certain branches and Safe Harbor Services, a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, with PCCU’s investment in SHF maintained at the SHF Holding, Co., LLC level (the “reorganization”). The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all of the employees engaged in the operations contributed and certain PCCU employees were terminated from PCCU and hired as SHF employees. Collectively, oldco, the relevant operations of the PCCU branches, and SHF, represent the “Carved-Out Operations.” After the reorganization, the entirety of the Carved-Out Operations were owned by SHF and oldco was dissolved. In addition, effective July 1, 2021, SHF entered into an Account Servicing Agreement and Support Services Agreement with PCCU, which memorialized the operational relationship between SHF and PCCU and which were subsequently amended and restated and are discussed in Note 9 to the Consolidated Financial Statements.

On September 28, 2022, the parties consummated the Business Combination, resulting in NLIT acquiring all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash, $56,949,801 of which will be paid on a deferred basis. At the closing, 1,831,683 shares of the Class A Common Stock were deposited with an escrow agent to be held in escrow for a period of 12 months following the closing date to satisfy potential indemnification claims of the parties. In addition, $3,143,388 in cash and cash equivalents representing the amount of cash on hand at July 31, 2021, less accrued but unpaid liabilities, were also paid to PCCU at the closing. For more information about the Business Combination, refer to Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K. As a result of the Business Combination, PCCU is now the Company’s largest stockholder, owning 43.2% of the Company’s outstanding Class A Common Stock.

The Business Combination Agreement was amended to provide for the deferral of a portion of the cash due to PCCU at the closing of the Business Combination. The purpose of this deferral was to provide the Company with additional cash to support its post-closing activities. Furthermore, PCCU also agreed to defer $3,143,388, representing certain excess cash of SHF due to PCCU under the Business Combination Agreement, and the reimbursement of certain reimbursable expenses under the Business Combination Agreement.

On October 26, 2022, SHF Holdings, Inc., entered into a Forbearance Agreement (the “Forbearance Agreement”) with PCCU and Luminous Capital USA Inc. (“Luminous”), an affiliate of the sponsor of NLIT. Under the Forbearance Agreement, PCCU has agreed to defer all payments owed by the Company pursuant to the Business Combination Agreement for a period of six months from the date of the Forbearance Agreement while the parties engage in good faith efforts to renegotiate the payment terms of the deferred obligations.

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

On March 29, 2023, the Company and PCCU entered into a definitive transaction (Refer to Note 22, “Subsequent Events,” of the consolidated financial statements) to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU.

On October 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Abaca Merger Agreement”) by and among the Company, SHF Merger Sub I, a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub I”), SHF Merger Sub II, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca (“Abaca”) and Dan Roda, solely in such individual’s capacity as the representative of the security holders of Abaca (the “Abaca Stockholders’ Representative”). On November 11, 2022, the parties to the Abaca Merger Agreement entered into an amendment to the Abaca Merger Agreement to modify the number of shares of the Company’s Class A Common Stock to be issued as consideration thereunder. On November 15, 2022, the parties consummated the transactions contemplated by the Abaca Merger Agreement, as amended. Pursuant to the Abaca Merger Agreement, as amended, (a) Merger Sub I merged with and into Abaca, with Abaca surviving as a direct wholly-owned subsidiary of the Company (“Merger I”) and (b) immediately following the effective time of the Merger I, Abaca merged with and into Merger Sub II (“Merger II” and, collectively with Merger I, the “Mergers”), with Merger Sub II surviving Merger II as a direct wholly-owned subsidiary of the Company.

Pursuant to the Abaca Merger Agreement, as amended, the Company acquired Abaca in exchange for $30,000,000, paid in a combination of cash and shares of the Company as follows: (a) cash consideration in an amount equal to (i) $9,000,000 ($3,000,000 was payable at the closing of the Mergers (the “Merger Closing”), with an additional $3,000,000 payable at each of the one-year and two-year anniversaries of the Merger Closing), (collectively, the “Cash Consideration”); and (b) 2,100,000 shares of Class A Common Stock at the Closing Date and $12,600,000 (minus an outstanding note balance of $500,000, plus accrued interest) in shares of Class A Common Stock at the one-year anniversary of the Merger Closing based on a 10-day VWAP (collectively, the “Share Consideration”). Each of the Company, the Merger Subs, and Abaca provided customary representations, warranties and covenants in the Agreement.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

i. Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Material estimates that are particularly subject to change in the near term include the determination of the allowance for loan losses, indemnification liabilities, useful lives of intangibles and the fair value of financial instruments. Actual results could differ from the estimates.

ii. Basis of Presentation

Consolidated Financial statements have not historically been prepared for the Carved-Out Operations. For the year ended December 31, 2021, the Consolidated financial statements consist of the balances of SHS and SHF as prepared on a stand-alone basis and the balances of the Branches on a “carve-out” basis. For the year ended December 31, 2022, the consolidated financial statements represent SHF on a stand-alone basis as the period is post reorganization, and wholly owned subsidiary Abaca. All intercompany transactions have been eliminated for all periods presented. These consolidated financial statements reflect the Company’s historical financial position, results of operations and cash flows as they have been historically managed in conformity with GAAP.

All depository asset accounts and liabilities are retained by PCCU as the Carved-Out Operations are not organized as a chartered financial institution. Accordingly, none of the cash of PCCU has been attributed to these consolidated financial statements. Asset and liabilities maintained by SHS and SHF have been included in these consolidated financial statements along with any specific assets and liabilities associated with the Branches.

Revenue and expenses for the Branches were included based on specific identification as they relate to customer deposits, professional services, compensation and employee benefits, rent expense, provision for loan losses and other general and administrative expenses. Corporate allocations such as information technology, customer support, marketing, executive compensation and other general and administrative expenses are attributed to the Branches proportionately based on the size of the specifically identifiable CRB’s deposit balances, deposit activity and accounts relative to the totals of the consolidated PCCU entity. This allocation method was consistent for all periods prior to July 2021. Beginning in July 2021, a services agreement was entered into between SHF LLC and PCCU (see Note 9 to the consolidated financial statements). In exchange for services provided to PCCU via the Carved-Out Operations, SHF LLC receives 100% of CRB related revenue. PCCU receives (and SHF LLC pays) a monthly per account fee, split loan servicing fees and split investment income associated with Carved-Out Operations depository accounts. The fees are meant to represent PCCU’s cost for hosting depository accounts and funding related loans and providing certain limited infrastructure support.

Management has considered the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Branches during the periods presented.

All revenue and expenses of SHS and SHF are specific to the entity. Corporate allocations were attributed for year ended December 2021.

iii. Liquidity and Going Concern

As of December 31, 2022, the Company had $8,390,195 in cash and net working capital of ($39,340,020), as compared to $5,495,905 in cash and net working capital of $5,922,023 at December 31, 2021. Included in the working capital deficit at December 31, 2022 is $25,973,017 current portion of the long-term payable owed to the seller, PCCU, from the aforementioned business combination, and $14,359,822 deferred consideration current portion related to the Abaca acquisition. The Company has also incurred a significant cumulative consolidated operating loss for the year ended December 31, 2022.

Based upon these factors, management of the Company has determined that there is a risk of substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements have been issued.

Management mitigated the going concern risk by renegotiating its aforementioned payable with PCCU (refer to the “Subsequent Events” disclosure within Note 22 of the consolidated financial statements herein), thus reducing the working capital deficit and certain other liabilities. The Company also hired an experienced Chief Financial Officer in October 2022, who has immediately begun to institute certain cost-cutting measures across the Company, including expense reduction measures and negotiating reduced amounts and extended terms for certain payables. These factors, however, do not fully remove substantial doubt regarding the Company’s ability to continue as a going concern that has been identified. If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern as a result of this uncertainty.

iv. Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from financial institutions, and investments with maturities of three months or less.

v. Concentrations of Risk

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

Currently the Company substantially relies on PCCU to hold customer deposits and fund its originated loans. As of this time, substantially all of the Company’s revenue is generated by deposits and loans hosted by its PCCU pursuant to various services agreements.

The Company had 4 loans on its balance sheet as of December 31, 2022; each of these loans is in excess of 10% of the total loan balance.  The Company also indemnified 5 loans as of December 31, 2022; 3 of these indemnified loans were in excess of 10% of the total balance.

vi. Accounts Receivable-PCCU and Allowance for Doubtful Accounts

Accounts receivable are recorded based on account fee schedules. While fees are generated from individual CRB related accounts, amounts are initially collected by the financial institutional partners and remitted in the subsequent month. As of December 31, 2022, and December 31, 2021, 85% and 100% of the Accounts Receivable, respectively is due from PCCU. Effective January 2021 through June 2021, PCCU elected to transfer account servicing from SHS to the Branches. In accordance with this change, a policy was adopted wherein substantially all cash was collected by PCCU and retained by PCCU outside of the Branches and SHS. This policy was eliminated in conjunction with the July 2021 reorganization and execution of the Account Servicing Agreement and Support Servicing Agreement discussed at Note 9 to the consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses as a result of a customers’ inability to make required payments. The Company estimates anticipated losses from doubtful accounts based on days past due as measured from the contractual due date and historical collection history. The Company also takes into consideration changes in economic conditions that may not be reflected in historical trends, for example customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

At December 31, 2022 and December 31, 2021, there were no recorded allowances for doubtful accounts on accounts receivables.

vii. Loans Receivable

PCCU underwrites mortgage, commercial and consumer loans to members and other businesses. Commercial CRB loans originated by the Company and funded by PCCU are typically managed by the Company, inclusive of originated and funded loans that are on the PCCU balance sheet only. Certain CRB Loans were contributed to the Carved-out Operations. Such loans where the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at principal balance outstanding, net of an allowance for loan losses and net deferred loan origination fees and costs when applicable. Interest income on loans is recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding.

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

viii. Allowance for Loan Losses

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

ix. Net Deferred Loan Origination Fees and Cost

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

x. Indemnity Liability

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. Under the Loan Servicing Agreement, PCCU, in exchange for a fee at an annual rate of 0.25% of the outstanding principal balance, funds certain loans. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to SHF’s cannabis-related business, including but not limited to default-related loan losses as defined in the Loan Servicing Agreement. The indemnification component of the Loan Servicing Agreement (refer to Note 9 to the consolidated financial statements) is accounted for in accordance with accounting standards codification (“ASC”) 450-20 Loss Contingencies. In determining the applicability of ASC 450-20, we considered that the agreement outlines a broad indemnification of all claims related to the cannabis-related business. The most immediate and potentially significant of these are potential default-related loan losses. In the lending industry, it is inherently anticipated future loan losses will result from currently issued debt. SHF’s indemnity obligation is subordinate to PCCU’s and other financial institution clients’ other means of collecting on the loans including foreclosure of the collateral, recourse against personal and/or corporate guarantors and other default remedies available in the loan agreements. Since borrowers are not party to the agreement between SHF and PCCU, any indemnity payments do not relieve borrowers of their obligation to PCCU nor would such payments preclude PCCU’s right to future recoveries from the debtor. Therefore, as defined in ASC 450-20, the indemnification clause represents a general loss contingency in that it is an existing condition, situation or set of circumstances involving uncertainty as to possible loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. SHF’s indemnity liability reflects SHF management’s estimate of probable loan losses inherent under the agreement at the balance sheet date. Management uses a disciplined process and methodology to establish the liability, and the estimates are sensitive to risk ratings assigned to individual loans covered by the agreement as well as economic assumptions driving the estimation model. Individual loan risk ratings are evaluated quarterly by SHF management based on each situation.

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

xi. Property and Equipment, net

Property and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation is provided over the assets’ useful lives on a straight-line basis - 4-5 years for equipment and furniture and fixtures. Repairs and maintenance costs are expensed as incurred.

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

We capitalize certain costs related to software developed for internal-use, primarily associated with the ongoing development and enhancement of our technology platform. Costs incurred in the preliminary development and post-development stages are expensed. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally five years.

xii. Right of use assets and lease liability

The Company has entered into lease agreements for a certain facility and certain items of equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. At inception of the lease agreement, the Company assesses whether the agreement conveys the right to control the use of an identified asset for a period in exchange for consideration, in which case it is classified as a lease. Each lease is further analysed to check whether it meets the classification criteria of a finance or operating lease. All identified leases are recorded on the consolidated balance sheet with a corresponding lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company has elected not to recognize lease assets and lease liabilities for short-term leases (leases with a term of 12 months or less) and leases of low-value assets. Lease right-of-use assets, net and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available as of the lease commencement date.

Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Finance lease interest expense is recognized based on an effective interest method and depreciation of assets is recorded on a straight-line basis over the shorter of the lease term and useful life of the asset. Both operating and finance lease right of use assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a right of use asset is impaired, any remaining balance of the asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

xiii. Impairment of Long-Lived Assets

The Company evaluates the recoverability of tangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. There were no impairments for the years ended December 31, 2022, and 2021.

xiv. Goodwill and Other Intangible Assets

The Company’s methodology for allocating the purchase price of an acquisition is based on established valuation techniques that reflect the consideration of a number of factors, including a valuation performed by a third-party appraiser. Goodwill is measured as the excess of the cost of an acquired business over the fair value assigned to identifiable assets acquired and liabilities assumed. Goodwill is considered impaired when the estimated fair value of the reporting unit that was allocated the goodwill is less than its carrying value. If the estimated fair value of such reporting unit is less than its carrying value, goodwill impairment is recognized based on that difference, not to exceed the carrying amount of goodwill. A reporting unit is an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component.

Finite-lived intangible assets are amortized over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets should be tested for impairment at the time of a triggering event, if one were to occur. Finite-lived intangible assets may be impaired when the estimated undiscounted future cash flows generated from the assets are less than their carrying amounts.

xv. Stock-based Compensation

The Company measures all equity-based payment arrangements to employees and directors in accordance with ASC 718, Compensation–Stock Compensation. The Company’s stock-based compensation cost is measured based on the fair value at the grant date of the stock-based award. It is recognized as expense on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as they occur. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock or Black-Scholes option valuation model, whichever is most appropriate. The Black-Scholes valuation model incorporates assumptions such as expected term of the instrument, volatility of the Company’s future share price, risk free rates, future dividend yields and estimated forfeitures at the initial grant date, by reference to the underlying terms of the instrument, and the Company’s experience with similar instruments. Changes in assumptions used to estimate fair value could result in materially different results.

The shares of the Company were listed on the stock exchange for a limited period of the time and also the stock price has dropped significantly from the date of listing, based on which the Company has considered the expected volatility at 100% for the purpose of stock compensation . The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

xvi. Fair Value Measurements

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

xvii. Revenue Recognition

SHF recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which SHF expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

Amounts received in advance of the service being provided is recorded as a liability under deferred revenue on the consolidated balance sheets. Typical Safe Harbor Program contracts are three-year contracts with amounts due monthly, quarterly or annually based on contract terms.

Customers consist of financial institutions providing services to CRBs. Revenues are concentrated in the United States.

xviii. Contract Assets / Contract Liabilities

A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer. Conversely, the Company recognizes a contract liability if the customer’s payment of consideration precedes the reporting entity’s performance.

As of December 31, 2022, the Company reported contract assets and contract liabilities of $21,170 and $996, respectively, from contracts with customers. As of December 31, 2021, the Company reported a contract asset and liability of $18,317 and $8,333, respectively. During the year ended December 31, 2022, the Company recognized revenue $8,333 related to the contract liability outstanding at December 31, 2021.

xix. Advertising/Marketing Costs

Advertising/marketing costs are expensed as incurred. For the years ended December 31, 2022, and December 31, 2021, advertising/marketing costs were $380,669 and $74,282, respectively.

xx. Warrants Liability

The Company accounts for the warrants assumed in the business combination in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations.

xxi. Forward purchase derivative

The Company accounts for the forward purchase derivative assumed in the business combination in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company classifies the forward purchase derivative as an asset or liability carried at fair value and adjusts the forward purchase derivative to fair value at each reporting period. This derivative asset or liability is subject to re-measurement at each balance sheet date until the conditions under the forward purchase agreement are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations.

xxii. Earnings Per Share

Basic and diluted earnings per share are computed and disclosed in accordance with ASC Topic 260, Earnings Per Shares. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders (Refer to Note 16). Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

xxiii. Income Tax

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are adjusted through the provision for income taxes as changes in tax laws or rates are enacted.

Prior to the merger, the Company was a pass-through entity for tax purposes. Effective September 28, 2022, the Company complies with the accounting and reporting requirements of ASC Topic 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods. If management is unable to estimate a portion of its ordinary income, but is otherwise able to reliably estimate the remainder, ASC 740-270-25-3 provides that the tax applicable to that item be reported in the interim period in which the item occurs. The tax (or benefit) related to ordinary income (or loss) shall be computed at an estimated annual effective tax rate and the tax (or benefit) related to all other items shall be individually computed and recognized when the items occur. Management is unable to estimate a portion of its ordinary income and as a result had computed the company’s tax provision in accordance with ASC 740-270-25-3. The Company’s effective tax rate was 20.85% and 0.00% for the year ended December 31, 2022 and December 31, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and 2021 primarily due to the aforementioned tax exemption available to PCCU.

ASC Topic 740 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

xxiv. Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the PIPE offering. Offering costs are allocated to the separable financial instruments issued based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as offering costs allocated to warrants in the statements of operations. Offering costs associated with the Public Shares were charged to Parent-Entity Net Investment and Stockholders’ Equity upon the completion of the Initial Public Offering.

xxv. Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

Adopted Standards

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from U.S. GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium.

ASU 2020-06 was effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted the new standard during fiscal year 2022 with no material impact.

Lease Accounting

FASB ASU 2016-02, Leases, (“ASC 842”) and related amendments, require lessees to recognize a right-of-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements and aligns certain underlying principles of the lessor model with the revenue standard. The Company adopted this guidance during fiscal year 2022 using the optional transition method, which allows entities to apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, in the period of adoption with no restatement of comparative periods. At the January 1, 2022 adoption date, there were no leases outstanding that met criteria for recognition. The Company has since recognized any leases in accordance with ASC 842 by recording right-of-use assets and operating lease liabilities on the balance sheet.

Standards Pending to be Adopted

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In November 2019, the FASB issued ASU No. 2019-10 Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The update allows the extension of the initial effective date for entities which have not yet adopted ASU No. 2016-02. The standard is effective for annual reporting periods beginning after December 15, 2022 for private companies and SEC filers classified as smaller reporting entities, with early adoption permitted. Entities apply the standard’s provisions by recording a cumulative effect adjustment to retained earnings. The Company has not adopted ASU 2016-13 as of December 31, 2022; however, it has adopted this standard as of January 1, 2023 and the ASU has not had a material impact on the Company’s financial statements.

Troubled Debt Restructurings and Vintage Disclosures

This Accounting Standard Update (ASU 2022-02) eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. For entities that have adopted ASU 2016-13, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has not adopted ASU 2022-02 as of December 31, 2022; however, it has adopted this standard as of January 1, 2023 and the ASU has not had a material impact on the Company’s financial statements.

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

This Accounting Standard Update (ASU 2022-03) clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring fair value. Recognizing a contractual restriction on the sale of an equity security as a separate unit of account is not permitted. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

This Accounting Standard Update (ASU 2022-06) defers the Sunset Date of ASC Topic 848, Reference Rate Reform (Topic 848), which provides temporary optional relief in accounting for the impact of Reference Rate Reform. This ASU is effective upon issuance (December 21, 2022) and generally can be applied through December 31, 2024. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

Note 3. Business Combination

The Business Combination detailed in Note 1 above was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, NLIT is treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination is treated as the equivalent of SHF issuing shares for the net assets of NLIT, accompanied by a recapitalization. The net assets of NLIT are recognized at fair value (which was consistent with carrying value), with no goodwill or other intangible assets recorded.

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

●	Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the business combination was approximately $10.85 million.

●	Approximately $56.9 million of the $70.0 million of cash proceeds due to PCCU was deferred and is due to the seller. Approximately $21.9 million of the amount was due to PCCU beginning December 15, 2022. The residual $35.0 million is due in six quarterly instalments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 4.71%. A sum of 1,200,000 founder shares were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of SHF amounting to $9,124,297 on the date of business combination was transferred to additional paid in capital.

●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred were converted into 2,045,000 shares of Class A Stock at a purchase price of $10.00 per share of Class A Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount was released with the remaining amount once all securities are included in an effective registration statement.

●	For tax purposes, the transaction is treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $44,102,572, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to be recorded in accordance with GAAP.

●	Preferred Stock: The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022, there were 14,616 preferred shares issued or outstanding and no preferred shares outstanding on December 31, 2021. The holders preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal (on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $10.00 per share of Class A Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $2.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price. Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders the reduction in the floor conversion price of the outstanding preferred stock from $2.00 per share to $1.25 per share. The approval was obtained to comply with the Nasdaq listing rules requiring stockholder approval for issuances of voting stock exceeding 20% of the voting stock outstanding at the time of the vote.

●	Class A Common Stock: The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of December 31, 2022, and December 31, 2021, there were 23,732,889 and 0 shares, respectively, of Class A Common Stock issued or outstanding. As of December 31, 2022, 3,667,377 Class A Common Stock are held by the purchasers under forward purchase agreement dated June 16, 2022, by and among the Company and such purchasers.

●	The fair value of net assets on September 28,2022 in the books of NLIT are as follows:

Cash & Cash Equivalents	$2,879
Prepaid Expense	15,000
Cash held in Trust	118,738,861
Deferred offering cost	266,240
Accounts Payable	(1,374,021)
Accrued Expense	(1,202,164)
Advance from sponsor	(1,150,000)
Deferred underwriter payable	(4,025,000)
Forward purchase derivative	(795,942)
Warrant Liability	(1,394,453)
Class A Common Stock subject to possible redemption	(79,259,819)
Fair value of net assets acquired	$29,821,581

●	The following table summarizes the total fair value of consideration:

Company’s Class A common stock comprises of 11,386,139 shares	$115,000,000
Cash consideration	13,050,199
Deferred cash consideration	56,949,801
Total fair value of consideration	$185,000,000

●	Parent-Entity Net Investment: Parent-Entity Net Investment balance in the consolidated balance sheets represents PCCU’s historical net investment in the Carved-Out Operations. For purposes of these consolidated financial statements, investing requirements have been summarized as “Parent-Entity Net Investment” and represent equity as no cash settlement with PCCU is required. No separate equity accounts are maintained for SHS, SHF or the Branches.

Note 4. Acquisition

On November 15, 2022, the Company and its subsidiary entered into a series of merger and acquisition transactions resulting in the acquisition of 100.00% control of Rockview Digital Solutions Inc. d/b/a/ ABACA (collectively “Abaca”). This acquisition was completed in exchange for a combination of cash and the Company’s shares. As part of the acquisition, the Company’s Notes of $500,000 along with interest accrued until the date of acquisition were redeemed.

The acquisition increases the Company’s customer base to include more than 1,000 unique depository accounts across 40 states and U.S. territories; adds Abaca’s fintech platform to the Company’s existing technology; increases the Company’s financial institution client relationships and access to balance sheet capacity to five unique financial institutions strategically located across the United States; increases the Company’s lending capacity; and nearly doubles the Company’s team, adding to the existing talent pool of the cannabis industry’s foremost financial services and financial technology experts.

Pursuant to the Abaca merger agreement, as amended, the Company acquired Abaca in exchange for $30,000,000, paid in a combination of cash and shares of the Company as follows:

(a)	cash consideration in an amount equal to (i) $9,000,000 ($3,000,000 was payable at the closing of the Mergers (the “Merger Closing”), with an additional $3,000,000 payable at each of the one-year and two-year anniversaries of the Merger Closing), (collectively, the “Deferred Cash Consideration”); and

(b)	Common Stock equal to the lesser of (1) 2,100,000 shares or (2) a number of shares equal to (i) $8,400,000, divided by (ii) the Closing Parent Trading Price and $12,600,000 (minus an outstanding note balance of $500,000, plus accrued interest) in shares of Class A Common Stock at the one-year anniversary of the Merger Closing based on a 10-day VWAP (collectively, the “Future stock consideration”).

The Company measures the deferred cash consideration and future stock consideration at fair value on the acquisition date based on report received from independent valuation firm.

The following table summarizes the purchase price allocation:

Property, plant & equipment	$27,117
Software	9,189
Cash & cash equivalents	245,524
Prepaid expense	23,061
Security deposit	675
Accounts receivables	232,265
Accounts Payable	(206,508)
Accrued Expense	(235,894)
Fair value of net assets acquired	$95,429
Other intangibles	10,800,000
Goodwill	19,266,276
Deferred tax liabilities	(1,758,769)
Total purchase consideration	$28,402,936

The following table summarizes the total fair value of consideration:

Cash paid	$2,763,800
Deferred cash payment	5,452,424
Share issued – common stock (2,099,977 shares)	8,105,911
Settlement of pre-existing notes along with accrued interest	523,404
Future consideration settled in common stock	11,557,397
Fair value of consideration	$28,402,936

At the date of acquisition, management allocated the initial purchase price based on the estimated fair value of the identifiable assets and liabilities assumed on the acquisition date. The pre-existing relationships settled were the Company’s notes and related accrued interest with Abaca. Subsequently, the Company finalized the purchase price allocation and has adjusted the provisional values retrospectively to reflect changes to the assets and liabilities at the acquisition date. For the fair value of the identifiable intangible assets acquired, the Company used an income-based approach, which involves estimating the future net cash flows and applies an appropriate discount rate to those future cash flows.

The following table summarizes the final adjustments made to the provisional purchase price allocation.

Intangible assets are recorded at estimated fair value, as determined by management based on available information which includes a valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach and multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, discounted at an appropriate rate of return which is based on the weighted average cost of capital for both the company and other market participants. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The estimated fair value of intangible assets and related useful lives as included in the purchase price allocation include:

	Amount	Useful life in Years
Market related intangible assets	$2,100,000	8
Customer relationships	2,000,000	10
Developed technology	6,700,000	10
Fair value of consideration	$10,800,000

Goodwill has been recognized as a result of the specialized assembled workforce at Abaca. Sales revenues of $491,149 and net losses before tax of $257,967 from the acquired operations are included in the consolidated statement of operations from the date of acquisition for the year ended December 31, 2022.

Had the acquisition of Abaca occurred on January 1, 2022, there would not have been a significant impact on the consolidated operating sales revenues and net earnings for the year ended December 31, 2022. Acquisition costs of $236,200 were incurred and recognized in acquisition related costs in the consolidated statement of operations for the year ended December 31, 2022.

Unaudited Supplemental Pro Forma Information

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022, the earliest period presented herein:

	For the Year Ended December 31,
	2022	2021
Revenue	$12,565,608	$10,606,011
Net Income (Loss)	(37,720,687)	2,922,213

Note 5. Goodwill and other intangibles

Goodwill acquired in connection with the acquisition on November 16, 2022, is not amortized, but instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely than not. During the year ended December 31, 2022, no impairment charges have been taken against the company’s goodwill. The carrying amount of goodwill arose from the acquisition described in Note 4, “Acquisition.”

The change in the carrying amount of goodwill from December 31, 2021, to December 31, 2022, is as follows:

December 31, 2021	$-
Acquisition of Abaca	19,266,276
December 31, 2022	$19,266,276

The Company has elected November 15 as the date for annual impairment testing or as necessary for triggering events. No impairment was recognized during the years ended December 31, 2022 and 2021.

The Company’s finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Following is a summary of the Company’s finite-lived intangible assets as of December 31, 2022.

	Remaining Useful life in Years	December 31, 2021	Acquired in acquisition	Amortization	December 31, 2022
Market related intangible assets	8	-	$2,100,000	$33,082	$2,066,918
Customer relationships	10	-	2,000,000	25,205	1,974,795
Developed technology	7	-	6,700,000	120,626	6,579,374
Total intangible assets			$10,800,000	$178,913	$10,621,087

Note 6. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	December 31, 2022	December 31, 2021
Commercial real estate loans receivable, gross	$1,432,560	$1,478,301
Less: loan origination charges	(109,081)	-
Commercial real estate loans receivable, net	1,323,479	1,478,301
Allowance for loan losses	(21,488)	(14,741)
Commercial real estate loans receivable, net	1,301,991	1,463,560
Current portion	(51,300)	(52,833)
Noncurrent portion	$1,250,691	$1,410,727

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

The allowance for loan losses consists of the following activity for the year ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Allowance for loan losses
Beginning balance	$14,741	$13,342
Charge-offs	-	-
Recoveries	-	-
Provision	6,747	1,399
Ending balance	$21,488	$14,741

Loans receivable:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	1,432,560	1,478,301
	$1,432,560	$1,478,301
Allowance for loan losses:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	21,488	14,741
	$21,488	$14,741

At December 31, 2022 and December 31, 2021, no loans were past due, classified as non-accrual or considered impaired.

Credit quality of loans:

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. All the loans outstanding on December 31,2022 are evaluated based on their payment status, which is considered as the most meaningful indicator of credit quality.

Note 7. Indemnification liability

As discussed at Note 9 to the consolidated financial statements, and pursuant to PCCU Agreements, PCCU funds loans through a third-party vendor. SHF earns the associated interest and pays PCCU a loan hosting payment at an annual rate of 0.25% of the outstanding loan principal. The below schedule details outstanding amounts funded by PCCU and categorized as either collateralized loans or unsecured loans and lines of credit. No loans were funded by PCCU prior to January 1, 2022.

December 31, 2022
Secured term loans	$18,400,000
Unsecured loans and lines of credit	498,042
Total loans funded by Parent	$18,898,042

All amounts were performing at December 31, 2022. (Refer to Note 22, “Subsequent Events,” below for loan information subsequent to December 31, 2022.) Secured loans contained an interest rate ranging from 5.90% to 12.00%. Unsecured loans and lines of credit contain variable rates ranging from Prime + 1.50 % to Prime + 6.00%. Unsecured lines of credit had incremental availability of $996,958 and $225,000 at December 31, 2022 and December 31, 2021.

SHF has agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflects SHF management’s estimate of probable loan losses inherent under the agreement at the balance sheet date. Management uses a disciplined process and methodology to establish the liability, and the estimates are sensitive to risk ratings assigned to individual loans covered by the agreement as well as economic assumptions driving the estimation model. Individual loan risk ratings are evaluated at least a quarterly based on each situation by SHF management. Given the Company’s limited lending history, the estimate is based on risk adjusted national charge off rates as published by the US Federal Reserve.

The indemnity liability activity on December 31, 2022, is as follows:

Year ended December 31, 2022
Beginning balance	$-
Charge-offs	-
Recoveries	-
Provision	499,465
Ending balance	$499,465

All loans were current and considered performing at December 31, 2022. One loan was identified pursuant to potential default on January 5, 2023. (Refer to Note 22, “Subsequent Events,” below.)

Credit quality of indemnified loans:

As part of the on-going monitoring of the credit quality of the Company’s indemnified loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. All the indemnified loans outstanding on December 31,2022 are evaluated based on their payment status, which is considered as the most meaningful indicator of credit quality.

SHF has agreed to indemnify PCCU from all claims related to SHF’s cannabis-related business. Other than potential loan losses, no other circumstances were identified meeting the requirements of a loss contingency.

The provision for loan losses on the statement of operations consists of the following activity for the year ended December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$6,747	499,465	$506,212	$1,399	-	$1,399

Note 8. Property and equipment, net

Property and equipment consist of the following:

	December 31, 2022	December 31, 2021
Equipment	$45,397	$28,080
Software	51,692	-
Improvement	71,635	-
Office furniture	7,070	7,070
	175,794	35,150
Less: accumulated depreciation	(126,180)	(28,799)
Property and equipment, net	$49,614	$6,351

Depreciation expense was $10,361 and $1,921 for the year ended December 31, 2022, and December 31, 2021, respectively.

Note 9. Related party transactions

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

Pursuant to this agreement, SHF reported revenue of $8,823,608 for the year ended December 31, 2022, and $3,168,243 for the period July 1, 2021 to December 31, 2021. As of December 31, 2022, and December 31, 2021, 85% and 100% of the Accounts Receivable, respectively is due from PCCU.

Corporate allocations

Corporate allocations in 2021 include overhead expenses such as information technology, customer support, marketing, executive compensation and other general and administrative expenses that are attributed to the Branches proportionately based on the relative size of the specific identifiable customer deposits to the consolidated Parent.

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

Pursuant to these agreements and as amended and restated, the Company reported expenses of $775,259 for the year ended December 31, 2022, and $190,908 for the year ended December 31, 2021. Furthermore, the outstanding amount payable to PCCU included in “Accounts payable” in the consolidated balance sheet is $196,968 for the year ended December 31, 2022, and $43,626 for the year ended December 31, 2021.

Significant terms of the Amended and Restated Accounting Servicing Agreement and Support Services Agreement are as follows:

●	Pursuant to the Account Servicing Agreement, the Company’s fees for such services will equal all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system. The Account Servicing Agreement and Support Services Agreement are for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. The Account Servicing Agreement will also terminate within 60 days of the Company no longer qualifying as a “credit union service organization” (a “CUSO”) or within 60 days of the assumption by a third party of all CRB-related accounts. On May 23, 2022, the Company and PCCU entered into the Second Amended and Restated Account Servicing Agreement and Support Services Agreement, which agreement amended and restated the Amended and Restated Account Servicing and Support Services Agreements to remove the provision providing for the termination of the agreements within 60 days of the Company no longer qualifying as a “credit union service organization,” as the Company will cease to qualify as a CUSO following the closing of the Business Combination.

●	Pursuant to the Support Services Agreement, as amended, PCCU will continue to provide to the Company certain operational and administrative services relating to, among other things, human resources, employee benefits, IT and systems, accounting and marketing and capacity for CRB depository accounts for a monthly fee equal to $30.96 per account in 2022 and $25.32 per account in 2023 and 2024. In addition, investment income from CRB-related cash and investments (excluding loans) will be shared 25% to PCCU and 75% to the Company and the Company will reimburse PCCU for any of its out-of-pocket expenses relating to the services provided to the Company. The Amended and Restated Support Services Agreement also sets forth certain agreements of PCCU to limit bonus distributions to its members to $30,000,000 during any 12-month period following the effective date of the agreement. Finally, under the Support Services Agreement PCCU will continue to allow its ratio of CRB-related deposits to total assets up to 65% unless otherwise dictated by regulatory, regulator or policy requirements. The below schedule demonstrates unaudited PCCU’s deposit capacity at December 31, 2022 and December 31, 2021.

	December 31, 2022 (Unaudited)	December 31, 2021 (Unaudited)
PCCU total assets	$695,072,554	$575,170,939
Capacity at 65%	451,797,160	373,861,110
CRB related deposits	161,138,975	146,267,976
Incremental capacity	$290,658,185	$227,593,134

PCCU policy also requires they maintain an internal ratio of net worth to total assets of at least 10%. CRB related deposit capacity maybe limited if PCCU ratio declines below this threshold.

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU will receive a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related loan losses as defined in the Loan Servicing Agreement. The agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal or there is a termination for cause, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. The agreement was amended and restated in conjunction with the contemplated Business Combination with substantially similar terms.

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

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits at December 31, 2022. No amounts were funded prior to January 1, 2022.

	December 31, 2022 (Unaudited)	December 31, 2021 (Unaudited)
CRB related deposits	$161,138,975	$146,267,976
Capacity at 65%	104,740,334	95,074,184
PCCU net worth	133,231,565	61,925,336
Capacity at 1.3125	174,866,429	81,277,004
Limiting capacity	174,866,429	81,277,004
PCCU loans funded	18,898,042	-
Amounts available under lines of credit	996,958	225,000
Incremental capacity	$154,971,429	$81,052,004

Pursuant to this agreement, the Company reported expenses of $26,088 for the year ended December 31, 2022 and $0 for the year ended December 31, 2021.

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

Advance from Sponsor

On June 27, 2022, Luminous Capital Inc., an affiliate of the Sponsor has provided a non-interest-bearing advance (the “Advance”) amounting to $ 1,150,000 to fund the operation of NLIT. The outstanding amount is appearing under the head “accounts payable” in the consolidated balance sheet.

Note 10. Due to Seller

At December 31, 2022 amounts due to seller were as follows:

Due to Seller-Current (Unsecured)	$25,973,017
Due to Seller-Non-Current (Unsecured)	30,976,783
$56,949,800

As contemplated by the Unit Purchase Agreement, related to reverse acquisition of NLIT, the consideration paid to the seller parent (PCCU) in connection with the Business Combination consisted of an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A Common Stock with an aggregate value equal to$115,000,000 and (ii) $70,000,000 in cash, $56,949,800 of which will be paid on a deferred basis (the “Deferred Cash Consideration”).

The Deferred Cash Consideration was to be paid in one payment of $21,949,800 on or before December 15, 2022, and the $35,000,000 balance in six equal installments of $6,416,667, payable beginning on the first business day following April 1,2023 and on the first business day of each of the following five fiscal quarters, for a total of $38,500,002.

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

The loan includes 5% interest annualized using the simple interest method and an approximate 4.71% effective interest rate. Repayment schedule of the amount outstanding on December 31,2022 are as follows:

Date of payment
June 13, 2023	$21,949,801
October 1, 2023	4,023,216
January 1, 2024	6,048,819
April 1, 2024	6,123,866
July 1, 2024	6,195,796
October 1, 2024	6,266,944
January 1, 2025	6,341,358
Grand total	$56,949,800

On March 29, 2023, the Company and PCCU entered into a definitive transaction (Refer to Note 22, “Subsequent Events,” of the consolidated financial statements) to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU.

Note 11. Leases

The Company has non-cancellable operating leases for facility space with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms between one to 7 years and may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of December 31, 2022, and 2021, net assets recorded under operating leases were $1,016,198 on and $0, respectively, and net lease liabilities were $1,028,233 and $0, respectively.

The Company analyses contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the years ended December 31, 2022 and 2021, included in Consolidated Statements of Operations, is detailed in the table below:

	Year ended December 31, 2022	Year ended December 31, 2021
Operating lease cost	$-	$-
Short-term lease cost	99,246	-
Total Lease Cost	$99,246	-

ROU assets that are related to lease properties are presented as follows:
Beginning balance	$-	$-
Additions to right-of-use assets	1,029,226	-
Amortization charge for the year	(13,028)	-
Lease modifications	-	-
Ending balance	$1,016,198	$-

Further information related to leases is as follows:
Weighted-average remaining lease term	4.42 Years	-
Weighted-average discount rate	6.87%	-

Future minimum lease payments as of December 31, 2022 are as follows:
Year
2023	$91,303	$-
2024	197,520	-
2025	217,925	-
2026	222,275	-
2027	226,705	-
Thereafter	348,926	-
Total future minimum lease payments	$1,304,654	$-
Less: Imputed interest	276,421	-
Operating lease liabilities	$1,028,233	$-
Less: Current portion	20,124	-
Non-current portion of lease liabilities	$1,008,109	$-

Note 12. Revenue

Disaggregated revenue

Revenue by type are as follows:

Year Ended December 31,	2022	2021
Deposit, activity, onboarding income	$6,063,939	$6,039,358
Safe Harbor Program income	164,062	478,041
Investment income	2,120,640	376,918
Loan interest income	1,130,178	102,961
Miscellaneous fee income	-	8,301
Total Revenue	$9,478,819	$7,005,579

Account fee income consists of deposit account fees, activity fees and onboarding income, which are recognized on periodic basis as per the fee schedule pursuant to deposit servicing agreement with PCCU. Safe Harbor Program income consists of outsourced support to other financial institutions providing banking to the cannabis industry whose income is recognized on the basis of usage as per the agreements. Investment income consist of interest earned on deposits with the Federal Reserve Bank pursuant to an investment servicing agreement with PCCU. Loan interest income consist of interest earned on both direct and indemnified loans pursuant to a loan servicing agreement with PCCU.

Note 13. Other Current Assets

Year Ended December 31,	2022
Advance to capital supplier	$93,517
Advance to other	57,300
Total	$150,817

Note 14. Commitments and contingencies

●	The Company has issued irrevocable Letter of Credit in favor of AFCO Credit Corporation (“AFCO”), for an aggregate amount of US $750,000, which can be drawn in the case of following events:

○	The Company continues to be in default, after 10 days’ written notice, in the payment of any sums due to AFCO under a premium finance agreement dated on or about October 20, 2022, or
○	A case concerning the Company has been filed under title 11 of the United States Code and that, not more than 95 days before that case commenced, AFCO received loan payments amounting to not less than (total of payments received in the 95-day period prior to filing of the bankruptcy case), and AFCO is drawing an amount equal to the stated sum of the loan payments so received.

●	The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings.

●	In connection with the Company’s initial public offering (“IPO”), the Company entered into a registration rights agreement dated June 23, 2021 with the Sponsor and the individuals serving as directors and executive officers of the Company at the time of the IPO. Pursuant to this registration rights agreement, the Company has agreed to register for resale upon the expiration of the applicable lock-up period the Company securities acquired by the Sponsor and such individuals in connection with the organization of the Company and the IPO.

●	For a period beginning on June 28, 2021 and ending 12 months from the closing of a the Business Combination, the Company has granted the underwriters a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of our Registration Statement.

Note 15. Earnings Per Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted earnings per share calculation, the Company uses the “if-converted” method for preferred stock and convertible debt and the “treasury stock” method for Warrants and Options.

As the Business Combination and related transactions are being reflected as if they had occurred at the beginning of the period presented, the calculation of weighted average shares outstanding for basic and diluted net income per share assumes that the shares issued in connection with the Business Combination have been outstanding for the entire period presented.

For year Ended December 31	2022
Net loss	$(35,128,083)
Weighted average shares outstanding – basic	18,988,558
Basic net earnings per share	$(1.85)
Weighted average shares outstanding – diluted	18,988,558
Diluted net earnings (loss) per share	$(1.85)

Weighted average shares calculation	December 31, 2022
Company public shares	3,926,598
Company initial stockholders	3,403,175
PCCU stockholders	11,386,139
Shares issued for Abaca acquisition	264,654
Conversion of Preferred stock	7,992
Weighted average shares outstanding	18,988,558

Certain share-based equity awards and conversion of preferred shares were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

December 31, 2022
Warrants	7,036,588
Share based payments	2,170,000
Shares to be issued to Abaca acquisition	6,433,839
Conversion of Preferred stock	13,443,000
29,083,427

The holders of Series A Convertible Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series A Convertible Preferred Stock equal (on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on shares of Series A Convertible Preferred Stock.

In the 2021, SHF was a single member limited liability company with no shareholders hence the disclosure related to earning per share is not applicable.

Note 16. Forward Purchase Agreement

On June 16, 2022, NLIT entered into a Forward Purchase Agreement with Midtown East Management NL, LLC (“Midtown East”). Subsequent to entering into the Forward Purchase Agreement, the Company, NLIT, and Midtown East entered into assignment and novation agreements with Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”), pursuant to which Midtown East assigned its obligations as to 1,666,666 shares of the shares of Class A Stock to be purchased under the Forward Purchase Agreement to each of Verdun and Vellar. As contemplated by the Forward Purchase Agreement:

●	Prior to the closing, Midtown East, Verdun and Vellar purchased approximately 3.8 million shares of NLIT Class A common stock directly from investors at market price in the public market. Midtown East and other counter parties waived their redemption rights with respect to the acquired shares;

●	One business day following the closing, NLIT paid approximately $39.3 million from the cash held in its trust account to Midtown East; Verdun and Vellar for the shares purchased and approximately $0.3 million in related expense amounts.

●	At the Maturity Date, Midtown East, Verdun and Vellar shall be entitled to (1) the product of the shares then held by them multiplied by the Forward Price, and (2) an amount, in cash or shares at the sole discretion of NLIT, equal to (a) in the case of cash, the product of (i)(x) 3.8 million shares less (y) the number of Terminated Shares and (ii) $2.00 (the “Maturity Cash Consideration”) and (b) in the case of shares, (i) the Maturity Cash Consideration divided by (ii) the VWAP Price for the 30 Scheduled Trading Days prior to the Maturity Date.

●	At any time prior to the Maturity Date (defined as the earlier of i) the third anniversary of the Closing of the Business Combination, ii) the shares are delisted from The Nasdaq Stock Market or (iii) during any 30 consecutive Scheduled Trading Day-period following the closing of the Business Combination, the Volume Weighted Average Share Price (VWAP) Price for 20 Scheduled Trading Days during such period shall be less than $3.00 per share), Midtown East, Verdun and Vellar may elect an optional early termination to sell some or all of the shares (the “Terminated Shares”) of Class A Stock in the open market. If Midtown East, Verdun and Vellar sell any shares prior to the Maturity Date, the pro-rata portion of the Reset Price will be released from the escrow account and paid to SHF. Midtown East, Verdun and Vellar shall retain any proceeds in excess of the Reset Price that is paid to SHF.

●	The trading value of the common stock combined with preferred shareholders electing to convert their preferred shares to common stock triggered a lower reset price embedded in the forward purchase agreement, or FPA. As of December 31, 2022, the Company had already called a special meeting to lower the make-whole price under the preferred share purchase agreement to $1.25/share. The Company, majority common shareholders and the preferred investors had entered into a voting agreement whereby the vote to approve the $1.25/share make-whole price was secured. Knowing the Company would ultimately be issuing shares to the preferred stockholders with a make whole issuance at $1.25/share compelled the company to recognize a reset price under the terms of the FPA of $1.25/share.

The reconciliation statement of the common stock held by the parties are as follows:

		On the date of acquisition (September 28, 2022)		Share sold during the period September 29, 2022 to December 31, 2022		As at December 31, 2022
S.no	Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
1	Vellar	1,025,000	$10,583,246	53,796	$524,472	971,204	1.25	$1,214,005
2	Midtown East	1,599,496	16,514,986	81,572	832,850	1,517,924	1.25	1,897,405
3	Verdun	1,180,376	12,187,522	2,127	21,962	1,178,249	1.25	1,472,811
Grand total		3,804,872	$39,285,754	137,495	$1,379,284	3,667,377		$4,584,221

Note 17. Warrant Liability

Public and Private Placement Warrants

As of December 31, 2022, the Company has 5,750,000 Public Warrants and 264,088 Private Placement Warrants; there are no warrants as of December 31, 2021.

The Public and Private Placement Warrants may only be exercised for a whole number of shares.

The Public and Private Placement Warrants became exercisable on September 28, 2022, the date of the Business Combination and will expire on September 28,2027, or earlier upon redemption or liquidation.

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

The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A Common Stock issuable upon the exercise of the private placement warrants were not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants are exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

PIPE Warrants

As of December 31, 2022, the Company has 1,022,500 PIPE Warrants; there are no PIPE warrants as of December 31, 2021.

The PIPE Warrants have an exercise price of $11.50 per share of Class A Common Stock to be paid in cash (except if the shares underlying the warrants are not covered by an effective registration statement after the six-month anniversary of the closing date, in which case cashless exercise is permitted), subject to adjustment to a price equal to the greater of (i)125% of the conversion price if at any time there is an adjustment to the Conversion Price and the exercise price after such adjustment is greater than 125% of the Conversion Price as adjusted and (ii) $5.00. The PIPE Warrants are also subject to adjustment for other customary adjustments for stock dividends, stock splits and similar corporate actions. The PIPE Warrants are exercisable for a period of five years following the Closing, or September 28, 2027. After exercise of a PIPE Warrant, the Company may be required to pay certain penalties if it fails to deliver the Class A Common Stock within a specified period of time.

Note 18. Financial Instruments

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

Assets and Liabilities Reported at Fair Value on a Recurring Basis

Public Warrants:

Public warrants are recorded at fair value on a recurring basis. The Company obtains dealer quotes, of Level 1 inputs, based on observable data to value these warrants.

Private Placement Warrants

Private Placement Warrants are recorded at fair value on a recurring basis. The Company value these derivatives based on third party reports for Level 3 inputs. Level 3 inputs, based on observable data to value these derivatives.

PIPE Warrants

PIPE Warrants are recorded at fair value on a recurring basis. The Company value these derivatives based on third party reports for Level 3 inputs. Level 3 inputs, based on observable data to value these derivatives.

Forward purchase option derivatives:

Forward purchase option derivatives are recorded at fair value on a recurring basis. The Company values these derivatives based on third party reports for Level 3 inputs. Level 3 inputs, based on observable data to value these derivatives.

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on December 31, 2022:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
Public warrants	$361,100	361,100	-
Private placement warrants	19,110	-	19,110
PIPE Warrants	286,300	-	286,300
Forward purchase option derivative	7,309,580	-	7,309,580

Assets Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities recorded at fair value on a nonrecurring basis for the periods ended December 31, 2022, and December 31, 2021.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on December 31, 2022
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,390,195	$8,390,195	$8,390,195	-	-
Forward purchase receivables	4,584,221	4,584,221	4,584,221		-
Loans	1,301,991	1,241,761	-	-	1,241,761
Liabilities
Deferred consideration	14,359,822	14,359,822	14,359,822	-	-
Due to seller - current portion	25,973,017	25,973,017	25,973,017	-	-
Due to seller - long term position	30,976,783	30,976,783	30,976,783	-	-
Deferred underwriter fee payable	1,450,500	1,450,500	1,450,500	-	-
Indemnity liability	499,465	499,465	499,465	-	-
Public warrants	361,100	361,100	361,100	-	-
Private placement warrants	19,110	19,110	-	-	19,110
PIPE Warrants	286,300	286,300	-	-	286,300
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

	As on December 31, 2021
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,495,905	$5,495,905	$5,495,905	-	-
Loans	1,463,560	1,417,637	-	-	1,417,637

The change in the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value are presented in the following table:

	As on December 31, 2022
	PIPE Warrants	Private Placement Warrants	Forward purchase derivative
Balance at the beginning of the period	$-	-	-
Acquired under business combination	-	203,112	(1,687,530)
Fair value adjustment	286,300	(184,002)	8,997,110
Balance at the end of the period	$286,300	19,110	7,309,580

The private placement warrants and PIPE warrants are measured at fair value using a Black-Scholes model and Black-Scholes-Merton model, respectively. As of December 31, 2022, these warrants were valued based on third party reports for Level 3 inputs.

The fair value of the forward purchase derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Company measured the fair value of the forward purchase option derivative upon execution of the Forward Purchase Agreement and as of December 31, 2022, with the respective fair value adjustments recorded within its Statements of Operations. The Company will continue to monitor the fair value of the forward option derivative each reporting period with subsequent revisions to be recorded in the Statements of Operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants and public warrants as of their measurement dates:

As on December 31,2022	PIPE Warrants	Private placement warrants
Exercise price	$5.00	$11.50
Share Price	$1.78	$1.78
Expected term (years)	4.74	4.74
Volatility	46.00%	46.00%
Risk-free rate	4.00%	3.98%

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase derivatives as of their measurement dates:

December 31, 2022
Reset Price	$1.25
Expected term (years)	2.74
Additional maturity consideration per share	$2.00
Volatility	46%
Risk-free rate	4.2%
Risk-adjusted discount rate	13.4%

Note 19. Tax

Income tax

The major components of income tax for the year ended December 31, 2022, are as follows:

For year ended December 31,	2022
Current income Tax:
Current tax on profits	$(3,394)
Tax regarding prior years	-
Deferred tax:
Deferred taxation - current year	(9,249,499)
Deferred taxation - prior years	-
Income tax benefit reported in the income statement	$(9,252,893)

A reconciliation follows between tax benefit and the product of accounting profit multiplied by the United States domestic tax rate for the years ended December 31, 2022:

For year ended December 31,	2022
Accounting loss before tax from continuing operations	$(44,380,976)
Accounting loss before income tax	(44,380,976)
At federal statutory income tax rate of 21%	(9,320,005)
State income tax benefit, net of federal benefit	(1,304,510)
Remeasurement of deferred taxes due to US tax legislative changes	-
Permanent differences, net	1,787,471
UTP withholding	-
Other	(415,849)
Valuation allowance charges affecting the provision for income taxes	-
Total	$(9,252,893)

Deferred tax:

Deferred taxes are comprised of the following:

December 31, 2022
Loan loss reserve	$127,508
Stock option conversion	686,879
Deferred revenue	251
Transaction costs	817,322
Change in value of forward purchase contract	8,155,953
Goodwill on Abaca	42,551,111
NOL carryforward	1,862,394
Lease liabilities	251,670
Deferred tax assets	$54,453,088
Property, plant and equipment, net	$(11,444)
Operating lease right to use assets	(248,725)
Intangible Assets	(2,599,617)
Deferred tax liabilities	$(2,859,786)
Net deferred tax assets / (liabilities)	$51,593,302
Reflected in the statement of financial position as follows:
Deferred tax assets	54,453,088
Deferred tax liabilities	(2,859,786)
Deferred tax assets net	51,593,302

The Company offsets tax assets and liabilities only if it has a legally enforceable right to set off current tax assets and current tax liabilities and the deferred tax assets and deferred tax liabilities relate to income taxes levied by the same tax authority. The Company has US federal tax losses totaling $7.5 million which have an unlimited carryover period.

The Company offsets tax assets and liabilities only if it has a legally enforceable right to set off current tax assets and current tax liabilities and the deferred tax assets and deferred tax liabilities relate to income taxes levied by the same tax authority. The Company considers their deferred tax assets to be realizable and has not established a valuation allowance, as it is considered more likely than not that the Company will utilize deferred tax assets in future periods through future taxable income. The Company has US federal tax loss carryovers totaling $7.5 million arising from 2020 through 2022 which have an unlimited carryover period. The Company has State of Colorado loss carryovers arising in 2022 of $4.1 million which expire in 2042 and State of Arkansas loss carryovers arising in 2020 through 2022 of $3.4 million which expire in 2028 through 2032. The Company currently has no tax examinations in progress. The Company has open years for examination from Federal and State of Arkansas for the years ending December 31, 2019, forward and from State of Colorado from December 31, 2022. The Company does not have any uncertain tax positions as of December 31, 2022.

Note 20. 401(k) Plan

The Company offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation, The total benefits package supports the employees’ well-being to achieve a healthy and financial lifestyle goal. The Company’s consolidated matching contributions in the years ended December 31, 2022, and 2021 amounting to $47,806 and $44,158 respectively.

Note 21. Share based compensation

2022 Equity Incentive Plan

Share-based compensation expense recognized for the years ended December 31, 2022, and 2021 totaled $2.81 million and $0 respectively.

The 2022 Plan was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards in year 2022 and 2021. In conjunction with the 2022 Plan, as of December 31, 2022, the Company had granted stock options which are described in more detail below.

Stock options

Stock options are awarded to encourage ownership of the Company’s common stock by employees and to provide increased incentive for employees to render services and to exert maximum effort for the success of the Company. The Company’s incentive stock options generally permit net-share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the administrator (person appointed by board to administer the stock plans) of the applicable plan. The Company’s stock options generally have a 10-year contractual term and vest over 3-4 years period from the grant date.

The assumptions used to determine the fair value of options granted in the year ended December 31, 2022, using the Black-Scholes-Merton model are as follows:

Dividend yield	0%
Risk-free interest rate	3.62 % to 4.23%
Expected volatility (weighted-average and range, if applicable)	100%
Expected term	6 to 6.5 years

The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The shares of the Company were listed on the stock exchange for a limited period of the time and the share price has also dropped significantly from the date of listing, based on these factors the Management has considered the expected volatility at 100% for the current year. The risk-free interest rate used is the current yield on US Treasury notes with a term equal to the expected term of the options at the grant date. The expected dividend yield is based on annualized dividends on the underlying share during the expected term of the option.

The summary of stock option activity as of and for the year ended December 31, 2022 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
December 31, 2021	-	-	-
Granted	2,170,000	5.29	2.02
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	-	-	-
December 31, 2022	2,170,000	5.29	2.02

At December 31, 2022, the following options were outstanding at their respective exercise price:

Exercise price options outstanding
$1.56	87,500
$2.58	350,000
$4.00	482,500
$6.67	1,250,000
Total	2,170,000

On December 31, 2022, there were no unrecognized compensation costs related to non-vested stock options to be recognized. Share based compensation did not impact on Company’s cash flow in financial year ended December 31, 2022, or December 31, 2021.

Note 22. Subsequent events

Subsequent events are events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued. The Company noted the following subsequent events that occurred after the balance sheet date of December 31, 2022:

●	On January 5, 2023, the Company’s management was informed that an indemnified loan, having an outstanding balance of $3.1MM was past due pursuant to its December 2022 payment. Management expects the subsequent payments in year 2023 to be delayed. The guarantor on the loan stated to management that the borrower is out of money due to business losses. The guarantor noted that the borrower is attempting to sell the building prior to the end of Q2 of 2023. In addition, further to the aforementioned attempt to sell, the loan is well collateralized by a building currently listed for sale at $5.25MM. The collateral value is based on 90% of such. There is also a personal guarantee on this loan. Management does believe that the available provision balance as of December 31, 2022 is sufficient and does not warrant revision pursuant to the aforementioned transaction. Furthermore, Management will continue to monitor this loan during Q2 of 2023 for any and all developments.

●	On January 25, 2023, at a special meeting of the Company’s stockholders the reduction in the floor conversion price of the outstanding Series A Preferred Stock from $2.00 per share to $1.25 per share. The approval was obtained to comply with the Nasdaq listing rules requiring stockholder approval for issuances of voting stock exceeding 20% of the voting stock outstanding at the time of the vote. As of February 6, 2023, 7,764 shares of Series A Preferred Stock have been converted into shares of Class A Common Stock, resulting in there being 27,027,089 shares of Class A Common Stock issued and outstanding and 12,686 shares of Series A Preferred Stock issued and outstanding.

●	On November 2, 2022, EF Hutton, a division of Benchmark Investments, LLC (“EF Hutton”) issued a notice of default to the Company towards a promissory note (the “Note”) entered with the company on September 28, 2022, amounting to $2,166,250. The Note provides that the Company was obligated to pay EF Hutton the principal sum of $2,166,250 on the following schedule: (i) $715,750 on October 14, 2022, and (ii) $362,625 on each of October 31, 2022, November 30, 2022, December 31, 2022, and January 31, 2023. The legal notice indicates that the principal balance of the $1,450,500 (reported as “deferred underwriter fee payable” in the balance sheet) is immediately due and payable with default interest of 24% per annum, and that EF Hutton intended to pursue legal action if full payment was not received by November 7, 2022. EF Hutton claimed that SHF defaulted on the Note by failing to pay the $362,625 instalment payment due on October 31, 2022. On March 13, 2023, the Company and EF Hutton entered into a settlement agreement pursuant to which the Company paid $550,000 to EF Hutton in full settlement of the amount due.

●	As per Note 3 above, the Company entered into a forbearance agreement with PCCU and Luminous on October 26, 2022. As per the terms of the agreement, PCCU has agreed to defer all payments owed by the Company pursuant to the Purchase Agreement for a period of six (6) months from the date hereof while the parties engage in good faith efforts to renegotiate the payment terms applicable to the deferred obligation.

On March 29, 2023, the Company and PCCU entered into the following definitive transaction documents to settle and restructure the deferred obligation:

●	A five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company.

●	A Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU. Following the issuance of the Shares, PCCU will own 54.93% of the outstanding Class A Common Stock. In connection with the Securities Issuance Agreement, the parties also entered into a Registration Rights Agreement and a Lock-Up Agreement.

●	The Registration Rights Agreement requires the Company to register the Shares for resale pursuant to the Securities Act of 1933, as amended (the “Securities Act”); and the Lock-Up Agreement restricts PCCU from transferring the Shares until the earlier of (i) six (6) months after the date of the Securities Issuance Documents or (ii) the consummation of a transaction with an unaffiliated third party in which all of the Company’s stockholders have the right to exchange their shares of Class A Common Stock for cash, securities, or other property; and

●	A Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU from and after the date of the transactions, which agreement superseded the amended and restated support services agreement, the amended and restated account servicing agreement, and the loan servicing agreement.

