Form 10-Q
period 2023-03-31
SHF Holdings, Inc.
filed 2023-05-15
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 14, 2023, there were outstanding 46,225,317 shares of the Company’s Class A Common Stock, $0.0001 par value per share.

SHF HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as at March 31, 2023 (Unaudited) and December 31, 2022.	1
	Condensed Unaudited Consolidated Statements of Operations for the three-months ended March 31, 2023, and March 31, 2022.	2
	Condensed Unaudited Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity for the three-months ended March 31, 2023, and March 31, 2022.	3-4
	Condensed Unaudited Consolidated Statements of Cash Flows for the three-months ended March 31, 2023, and March 31, 2022.	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57
PART II - OTHER INFORMATION:		59
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	Mine Safety Disclosures	59
Item 5.	Other Information	59
Item 6.	Exhibits	60

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023 (Unaudited)	2022
ASSETS
Current Assets:
Cash and cash equivalents	$8,628,752	$8,390,195
Accounts receivable – trade	1,249,731	1,401,839
Contract assets	34,189	21,170
Prepaid expenses – current portion	135,649	175,585
Accrued interest receivable	186,371	40,266
Short-term loans receivable, net	11,728	51,300
Other current assets	-	150,817
Total Current Assets	10,246,420	10,231,172
Long-term loans receivable, net	277,010	1,250,691
Property, plant and equipment, net	201,971	49,614
Operating lease right to use assets	977,113	1,016,198
Goodwill	19,266,276	19,266,276
Intangible assets, net	10,266,176	10,621,087
Deferred tax asset	42,608,596	51,593,302
Prepaid expenses – long term position	675,000	712,500
Forward purchase receivable	4,584,221	4,584,221
Security deposit	17,795	17,795
Total Assets	$89,120,578	$99,342,856
LIABILITIES AND PARENT-ENTITY NET INVESTMENT AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,252,224	$2,851,457
Accrued expenses	1,197,298	6,354,485
Contract liabilities	79,612	996
Lease liabilities – current	66,726	20,124
Senior secured promissory note – current portion	1,229,376	-
Deferred consideration – current portion	14,333,773	14,359,822
Due to seller - current portion	-	25,973,017
Other current liabilities	86,291	11,291
Total Current Liabilities	19,245,300	49,571,192
Warrant liability	233,362	666,510
Deferred consideration – long term portion	2,938,535	2,747,592
Forward purchase derivative liability	7,309,580	7,309,580
Due to seller – long term portion	-	30,976,783
Senior secured promissory note—long term portion	13,270,624	-
Lease liabilities – long term	979,269	1,008,109
Deferred underwriter fee	-	1,450,500
Indemnity liability	1,147,862	499,465
Total Liabilities	45,124,532	94,229,731
Commitment and Contingencies (Note 15)
Parent-Entity Net Investment and Stockholders’ Equity

Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 10,896 shares issued and outstanding on March 31, 2023, and Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 14,616 shares issued and outstanding on December 31, 2022, respectively	1	1
Class A common stock, $.0001 par value, 130,000,000 shares authorized 40,288,817 issued and outstanding on March 31, 2023, and Class A common stock, $.0001 par value, 130,000,000 shares authorized, 23,732,889 issued and outstanding on December 31, 2022, respectively	4,029	2,374
Additional paid in capital	90,687,265	44,806,031
Retained earnings	(46,695,249)	(39,695,281)
Total Parent-Entity Net Investment and Stockholders’ Equity	43,996,046	5,113,125
Total Liabilities and Parent-Entity Net Investment and Stockholders’ Equity	$89,120,578	$99,342,856

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONOLDIATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2023	2022

Revenue	$4,180,379	$1,671,110

Operating Expenses
Compensation and employee benefits	$3,659,520	$722,525
General and administrative expenses	1,538,874	222,953
Professional services	449,246	130,816
Rent expense	87,742	25,025
Provision for credit losses	66,666	68,191
Total operating expenses	$5,802,048	$1,169,510
Operating (loss)/ income	(1,621,669)	501,600
Other (income) expenses
Interest expense	834,203	-
Change in fair value of warrant liability	(433,148)	-
Total other expenses	$401,055	$-
Net (loss) / income before income tax	(2,022,724)	501,600
Income tax benefit	$(609,277)	$-
Net (loss)/income	(1,413,447)	501,600
Weighted average shares outstanding, basic	25,670,730	-
Basic net loss per share	$(0.06)	$-
Weighted average shares outstanding, diluted	25,670,730	-
Diluted loss per share	$(0.06)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHF Holdings, Inc.

Condensed Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent-Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Equity
Balance, December 31, 2022	14,616	$1	23,732,889	$2,374	$44,806,031	$-	$(39,695,281)	$5,113,125
Cumulative effect from adoption of CECL	-	-	-	-	-	-	(581,321)	(581,321)
Conversion of PIPE shares	(3,720)	-	4,726,200	473	5,004,727	-	(5,005,200)	-
Stock option conversion	-	-	629,728	62	1,570,719	-	-	1,570,781
Issuance of shares to PCCU (net of tax)	-	-	11,200,000	1,120	38,405,288	-	-	38,406,408
Reversal of deferred underwriting cost	-	-	-	-	900,500	-	-	900,500
Net loss	-	-	-	-	-	-	(1,413,447)	(1,413,447)
Balance, March 31, 2023	10,896	$1	40,288,817	$4,029	$90,687,265	$-	$(46,695,249)	$43,996,046

SHF Holdings, Inc.

Condensed Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent-Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$7,339,101	$-	$7,339,101
Contribution from parent	-	-	-	-	-	59,999	-	59,999
Net profit	-	-	-	-	-	501,600	-	501,600
Balance, March 31, 2022	-	$-	-	$-	$-	$7,900,700	$-	$7,900,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(1,413,447)	$501,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	751,225	817
Stock compensation expense	1,570,781	-
Interest expense	1,064,232	-
Provision for credit losses	66,666	68,191
Lease expense	17,762	-
Income tax benefit	(609,277)	-
Change in fair value of warrant	(433,148)	-
Changes in operating assets and liabilities:
Accounts receivable	152,108	(43,276)
Contract assets	(13,019)	(8,611)
Prepaid expenses	77,436	(32,297)
Accrued interest receivable	(146,106)	67
Deferred underwriting payable	(550,000)	-
Other current assets	150,817	-
Accounts payable	(524,233)	19,717
Accrued expenses	(466,849)	10,446
Contract liabilities	78,616	(8,333)
Security deposit	-	(1,867)
Net cash provided by (used in) operating activities	(226,436)	506,454
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(548,671)	(4,416)
Issuance of new loans (net of repayment)	1,013,664	12,820
Net cash provided by investing activities	464,993	8,404
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net change in parent funding, allocations, and distributions to parent	-	59,999
Net cash provided by financing activities	-	59,999

Net increase in cash and cash equivalents	238,557	574,857
Cash and cash equivalents – beginning of period	8,390,195	5,495,905
Cash and cash equivalents – end of period	$8,628,752	$6,070,762

Non-Cash transactions:
Shares issued for the settlement of PCCU debt obligation	$38,406,408	$-
Cumulative effect from adoption of CECL	$581,321	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHF Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business Operations

Business Description

The Company originated as business operations conducted through Partner Colorado Credit Union (“PCCU”), which were transferred to SHF LLC (“SHF”), then an indirect wholly owned subsidiary of PCCU.

SHF Holdings, Inc. (the “Company”), formerly known as Northern Lights Acquisition Corp. (“NLIT”), acquired all of the outstanding membership interests of SHF in a transaction that closed on September 28, 2022 (the “Business Combination”). The Business Combination was consummated pursuant to a Unit Purchase Agreement dated February 11, 2022 (the “Business Combination Agreement”) among SHF, SHF Holding Co., LLC (the direct parent of SHF and a wholly owned subsidiary of PCCU), PCCU, NLIT, a special purpose acquisition company, and its sponsor, 5AK, LLC. Subsequent to the completion of the Business Combination, NLIT changed its name to “SHF Holdings, Inc.” In this quarterly report on Form 10-Q (the “Quarterly Report”), we use the terms “we,” “us,” “our” and the “Company” to refer to the business and operations of SHF Holdings, Inc. following the closing of the Business Combination. (Refer to Note 3 to the Condensed Consolidated Financial Statements.)

SHF was formed by PCCU following the approval of the contribution of certain assets and operating activities associated with operations from both certain branches and Safe Harbor Services, a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, with PCCU’s investment in SHF maintained at the SHF Holding, Co., LLC level (the “reorganization”). The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all of the employees engaged in the operations and certain PCCU employees were terminated from PCCU and hired as SHF employees. Collectively, Oldco, the relevant operations of the PCCU branches, and SHF, represent the “Carved-Out Operations.” After the reorganization, the entirety of the Carved-Out Operations were owned by SHF and Oldco was dissolved. In addition, effective July 1, 2021, SHF entered into an Account Servicing Agreement and Support Services Agreement with PCCU, which memorialized the operational relationship between SHF and PCCU and which were subsequently amended and restated and are discussed in Note 9 to the Condensed Consolidated Financial Statements.

On September 28, 2022, the parties consummated the Business Combination, resulting in NLIT acquiring all of the issued and outstanding membership interests of SHF in exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash, $56,949,801 of which will be paid on a deferred basis. At the closing, 1,831,683 shares of the Class A Common Stock were deposited with an escrow agent to be held in escrow for a period of 12 months following the closing date to satisfy potential indemnification claims of the parties. In addition, $3,143,388 in cash and cash equivalents representing the amount of cash on hand at July 31, 2021, less accrued but unpaid liabilities, were also paid to PCCU at the closing. For more information about the Business Combination, refer to Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. As a result of the Business Combination, PCCU is the Company’s largest stockholder, owning 55.92% of the Company’s outstanding Class A Common Stock.

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

The Company generates both interest income and fee income through providing a variety of services to financial institutions desiring to service the cannabis industry including, among other things, the origination, onboarding, and servicing of cannabis-related deposit business for and on behalf of those partner institutions; Bank Secrecy Act and other regulatory compliance and reporting related to these accounts; onboarding these accounts and responding to account and customer service inquiries; and sourcing, underwriting, and servicing, and administering loans issued to cannabis businesses and related entities. In addition to PCCU, the Company provides these similar services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided to other financial institutions under the Safe Harbor Master Program Agreement.

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

Pursuant to the Abaca Merger Agreement, as amended, the Company acquired Abaca together with its proprietary financial technology platform in exchange for $30,000,000, paid in a combination of cash and shares of the Company as follows: (a) cash consideration in an amount equal to (i) $9,000,000 ($3,000,000 was payable at the closing of the Mergers (the “Merger Closing”), with an additional $3,000,000 payable at each of the one-year and two-year anniversaries of the Merger Closing), (collectively, the “Cash Consideration”); and (b) 2,100,000 shares of Class A Common Stock at the Closing Date and $12,600,000 (minus an outstanding note balance of $500,000, plus accrued interest) in shares of Class A Common Stock at the one-year anniversary of the Merger Closing based on a 10-day VWAP (collectively, the “Share Consideration”). Each of the Company, the Merger Subs, and Abaca provided customary representations, warranties and covenants in the Agreement.

On March 29, 2023, the Company and PCCU entered into a definitive transaction to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU. The Company and PCCU also entered into the Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU and supersedes the Loan Servicing Agreement, as well as the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

i.	Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Material estimates that are particularly subject to change in the near term include the determination of the allowance for credit losses, indemnification liabilities, useful lives of intangibles and the fair value of financial instruments. Actual results could differ from the estimates.

ii.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2022, and 2021 included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

iii.	Liquidity and Going Concern

As of March 31, 2023, the Company had $8,628,752 in cash and net working capital deficit of $8,998,880, as compared to $8,390,195 in cash and net working capital deficit of $39,340,020 at December 31, 2022. Included in the working capital deficit at March 31, 2023 and December 31, 2022 are $11,685,419 and $11,622,831, respectively, which represent the equity consideration payable towards the Abaca acquisition. The Company has also incurred an operating loss of $1,621,669 for the period ended March 31, 2023.

Based upon these factors, management of the Company has determined that there is a risk of substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these condensed consolidated financial statements have been issued.

At December 31, 2022, a significant component of the working capital deficit was $25,973,017 representing the current portion of due to PCCU. As outlined above, the Company restructured the due to PCCU issuing equity and a long-term payable. As a result, this risk factor that the Company may not be able to continue as a going concern which existed at December 31, 2022 was alleviated. Despite the restructuring of the due to PCCU, at March 31, 2023, the working capital deficit substantially includes an equity commitment towards the Abaca acquisition, which is a non-cash liability amounting to $11,685,419. The Company also hired an experienced Chief Financial Officer in October 2022, who has immediately begun to institute certain cost-cutting measures across the Company, including expense reduction measures and negotiating reduced amounts and extended terms for certain payables. These factors, however, do not fully remove substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern as a result of this uncertainty.

iv.	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from financial institutions, and investments with maturities of three months or less.

v.	Concentrations of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained substantially in accounts at PCCU which is insured by the National Credit Union Share Insurance Fund (“NCUSIF”) up to regulatory limits. From time to time, cash balances may exceed the NCUSIF insurance limit. The Company has not experienced any credit losses associated with its cash balances in the past.

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

The Company had only one loan on its balance sheet as of March 31, 2023, which comprises 100% of the total loan balance. The Company also indemnified six loans as of March 31, 2023; three of these indemnified loans were in excess of 10% of the total balance.

vi.	Accounts Receivable-PCCU and Allowance for Doubtful Accounts

Accounts receivable are recorded based on account fee schedules. While fees are generated from individual CRB related accounts, amounts are initially collected by the financial institutional partners and remitted in the subsequent month. As of March 31, 2023, and December 31, 2022, 81% and 85% of the Accounts Receivable, respectively is due from PCCU. The Company maintains allowances for doubtful accounts for estimated losses as a result of a customers’ inability to make required payments. The Company estimates anticipated losses from doubtful accounts based on days past due as measured from the contractual due date and historical collection history. The Company also takes into consideration changes in economic conditions that may not be reflected in historical trends, for example customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

At March 31, 2023 and December 31, 2022, there were no recorded allowances for doubtful accounts on accounts receivables.

vii.	Loans Receivable

PCCU underwrites mortgage, commercial and consumer loans to members and other businesses. Commercial CRB loans originated by the Company and funded by PCCU are typically managed by the Company, inclusive of originated and funded loans that are on the PCCU balance sheet only. Certain CRB Loans were contributed to the Carved-out Operations. Such loans where the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at principal balance outstanding, net of an allowance for credit losses and net deferred loan origination fees and costs when applicable. Interest income on loans is recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding.

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

viii.	Allowance for Credit Losses (ACL)

In 2023, the Company adopted Accounting Standards Codification Topic 326 - Financial Instruments - Credit Losses (ASC Topic 326), which replaced the incurred loss methodology for estimated probable credit losses with an expected credit loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.

The ACL is a valuation account that is deducted from the amortized cost basis of financial assets carried at their amortized cost, including loans held for investment, to present the net amount that is expected to be collected throughout the life of the financial asset. The estimated ACL is recorded through a provision for credit losses charged against operations. Management periodically evaluates the adequacy of the ACL to maintain it at a level it believes to be reasonable. The Company uses the same methods used to determine the ACL to assess any reserves needed for off-balance sheet credit risks such as unfunded loan commitments including Indemnified loans to PCCU. These reserves for off-balance sheet credit risks are presented in the liabilities section in the condensed consolidated balance sheets as an “Indemnity liability.”

The ACL consists of two components: an asset-specific component for estimating credit losses for individual loans that do not share similar risk characteristics with other loans; and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics. The ACL for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters such as probability of default (“PD”) and loss given default (“LGD”) which are derived from various vendor models and/or internally developed model estimation approaches for smaller homogenous loans.

PD is projected in these models or estimation approaches using economic scenarios, whose outcomes are weighted based on the Company’s economic outlook and are developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company considers relevant current conditions and reasonable and supportable forecasts that relate to its lending practices and environment and the specific borrower and determines that the significant factor affecting the loan’s performance is the fact that these borrowers are involved in the cannabis business. Despite being legal at the state level in certain jurisdictions, cannabis remains federally illegal in the United States as of the date of this filing. As cannabis related lending is a new practice in the United States, there is very little historical or industry data on which to base a loss forecast. Therefore, significant judgement is required in creating a reasonable loss estimate, using similar non-MRB loans as a baseline and adjusting for the inherent risks in the cannabis industry. While the Company considers other qualitative factors, including national macroeconomic conditions, in its overall risk analysis, it has determined that they are not significant inputs to the overall loss estimate calculations.

The ACL estimation process also applies an economic forecast scenario, or a composite of scenarios based on management’s judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term of a loan excludes expected extensions, renewals, and modification under certain conditions.

Recoveries on loans represent collections received on amounts that were previously charged off against the ACL. Recoveries are credited to the ACL when received, to the extent of the amount previously charged off against the ACL on the related loan. Any amounts collected in excess of this limit are first recognized as interest income, then as a reduction of collection costs, and then as other income.

ix.	Allowance for Loan Losses

Prior to the adoption of CECL in 2023, the Company recognized an allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the required allowance for loan losses balance using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

The loans SHF originates are secured by various types of assets of the borrowers, including real property and certain personal property, including value associated with other assets to the extent permitted by applicable laws and the regulations governing the borrowers. The documents governing the loans also include a variety of provisions intended to provide remedies against the value associated with licenses. Collection procedures are designed to ensure that neither SHF nor its financial institution clients who provide funding for a loan, nor a third-party agent engaged to assist with the liquidation or foreclosure process, will take possession of cannabis inventory, cannabis paraphernalia, or other cannabis-related assets, nor will they take title to real estate used in cannabis-related businesses. Upon default of a loan, a third-party agent will be engaged to work with the borrower to have the borrower sell collateral securing the loan to a third party or to institute a foreclosure proceeding to have such collateral sold to generate funds towards the payoff of the loan. Applicable regulations under state law that govern CRBs generally do not permit the taking of title to real estate involved in commercial sales of cannabis, whether through foreclosure or otherwise, without prior regulatory approval. The sale of a license or other realization of the value of licenses also requires the approval of state and local regulatory authorities. A defaulted loan may also be sold if such a sale would yield higher proceeds or that a sale could be accomplished more quickly than a foreclosure proceeding while yielding proceeds comparable to what would be expected from a foreclosure sale. Such sale of the loan would be conducted through a third-party administrative agent. However, SHF can provide no assurances that a sale of such loans would be possible or that the sales price of such loans would be sufficient to recover the outstanding principal balance, accrued interest, and fees.

x.	Net Deferred Loan Origination Fees and Cost

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

xi.	Indemnity Liability

Under the Loan Servicing Agreement, PCCU, in exchange for a fee at an annual rate of 0.25% of the outstanding principal balance, funds certain loans. Under the Loan Servicing Agreement, the Company has agreed to indemnify PCCU from all claims related to Company’s cannabis-related business, including but not limited to default-related credit losses as defined in the Loan Servicing Agreement. The indemnification component of the Loan Servicing Agreement (refer to Note 9 to the condensed consolidated financial statements) is accounted for in accordance with accounting standards codification (“ASC”) 460 Guarantees. In determining the applicability of ASC 460, we considered that the agreement outlines a broad indemnification of all claims related to the cannabis-related business. The most immediate and potentially significant of these are potential default-related credit losses. In the lending industry, it is inherently anticipated future credit losses will result from currently issued debt. The Company’s indemnity obligation is subordinate to PCCU’s and other financial institution clients’ other means of collecting on the loans including foreclosure of the collateral, recourse against personal and/or corporate guarantors and other default remedies available in the loan agreements. Since borrowers are not party to the agreement between Company and PCCU, any indemnity payments do not relieve borrowers of their obligation to PCCU nor would such payments preclude PCCU’s right to future recoveries from the debtor. Therefore, as defined in ASC 460, the indemnification clause represents a general loss contingency in that it is an existing condition, situation or set of circumstances involving uncertainty as to possible loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. SHF’s indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date. Management uses a disciplined process and methodology to establish the liability, and the estimates are sensitive to risk ratings assigned to individual loans covered by the agreement as well as economic assumptions driving the estimation model. Individual loan risk ratings are evaluated quarterly by SHF management based on each situation.

In addition to default-related credit losses, the Company continuously monitors all other circumstances pursuant to the agreement and identifies events that may necessitate a loss contingency under the Loan Servicing Agreement. A loss contingency is reported when it is both probable that a future event will confirm that a loss had been incurred on or before the related balance sheet date and the loss is reasonably estimable.

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

xii.	Property and Equipment, net

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

xiii.	Right of use assets and lease liability

The Company has entered into lease agreements for a certain facility and certain items of equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. At inception of the lease agreement, the Company assesses whether the agreement conveys the right to control the use of an identified asset for a period in exchange for consideration, in which case it is classified as a lease. Each lease is further analyzed to check whether it meets the classification criteria of a finance or operating lease. All identified leases are recorded on the consolidated balance sheet with a corresponding lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. The Company has elected not to recognize lease assets and lease liabilities for short-term leases (leases with a term of 12 months or less) and leases of low-value assets. Lease right-of-use assets, net and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available as of the lease commencement date.

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

xiv.	Impairment of Long-Lived Assets

The Company evaluates the recoverability of tangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. There were no impairments for the three months ended March 31, 2023, and the year ended December 31, 2022.

xv.	Goodwill and Other Intangible Assets

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

xvi.	Stock-based Compensation

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

The shares of the Company were listed on the Nasdaq stock exchange for a limited period of the time and also the stock price has dropped significantly from the date of listing, based on which the Company has considered the expected volatility at 100% for the purpose of stock compensation. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

xvii.	Fair Value Measurements

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

Level 3 —Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable.

xviii.	Revenue Recognition

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

Customers consist of financial institutions providing services to CRBs. Revenues are concentrated in the United States of America.

xix.	Contract Assets / Contract Liabilities

A contract asset is the Company’s right to consideration in exchange for goods or services that the Company has transferred to a customer. Conversely, the Company recognizes a contract liability if the customer’s payment of consideration precedes the reporting entity’s performance.

As of March 31, 2023, the Company reported contract assets and contract liabilities of $34,189 and $ 79,612, respectively, from contracts with customers. As of December 31, 2022, the Company reported a contract asset and liability of $21,170 and $996, respectively.

xx.	Warrants Liability

The Company accounts for the warrants assumed in the business combination in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”), under which warrants that do not meet the criteria for equity classification must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities carried at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the condensed consolidated statement of operations.

xxi.	Forward purchase derivative

The Company accounts for the forward purchase derivative assumed in the business combination in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company classifies the forward purchase derivatives as liabilities carried at their fair value and adjusts the forward purchase derivatives to fair value at each reporting period. This derivative asset or liability is subject to re-measurement at each balance sheet date until the conditions under the forward purchase agreement are exercised or expire, and any change in fair value is recognized in the condensed consolidated statement of operations.

xxii.	Earnings Per Share

Basic and diluted earnings per share are computed and disclosed in accordance with ASC Topic 260, Earnings Per Shares. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders (Refer to Note 17). Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

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

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods. If management is unable to estimate a portion of its ordinary income, but is otherwise able to reliably estimate the remainder, ASC 740-270-25-3 provides that the tax applicable to that item be reported in the interim period in which the item occurs. The tax (or benefit) related to ordinary income (or loss) shall be computed at an estimated annual effective tax rate and the tax (or benefit) related to all other items shall be individually computed and recognized when the items occur. Management is unable to estimate a portion of its ordinary income and as a result had computed the company’s tax provision in accordance with ASC 740-270-25-3. The  Company’s effective tax rate was 30.13% and 0% for the three months ended March 31, 2023 and March 31, 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and March 31, 2022 primarily due to the aforementioned tax exemption available to PCCU.

ASC Topic 740 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ASU 2020-06 was effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company early adopted the new standard during fiscal year 2021.

Current Expected Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In November 2019, the FASB issued ASU No. 2019-10 Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The update allows the extension of the initial effective date for entities which have not yet adopted ASU No. 2016-02. The standard is effective for annual reporting periods beginning after December 15, 2022 for private companies and SEC filers classified as smaller reporting entities, with early adoption permitted. Entities apply the standard’s provisions by recording a cumulative effect adjustment to retained deficit. The Company has adopted ASU 2016-13 as of January 1, 2023, utilizing the modified retrospective method.

CECL Transition Impact: The table below provides details on the transition impacts of adopting CECL. Other balance sheet lines not presented were not affected by CECL.

CECL Transition Impact:

Assets	December 31, 2022	Transition Adjustment	January 1, 2023
Loans receivable, gross	$1,323,479	$-	$1,323,479
Less: Allowance for credit loss	(21,488)	(14,980)	(36,468)
	$1,301,991	$(14,980)	$1,287,011

Liabilities & Equity	December 31, 2022	Transition Adjustment	January 1, 2023
Indemnity liability	$499,465	$566,341	$1,065,806
Retained deficit	(39,695,281)	(581,321)	(40,276,602)
	$(39,195,816)	$(14,980)	$(39,210,796)

Lease Accounting

FASB ASU 2016-02, Leases, (“ASC 842”) and related amendments, require lessees to recognize a right-of-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements and aligns certain underlying principles of the lessor model with the revenue standard. The Company adopted this guidance during fiscal year 2022 using the optional transition method, which allows entities to apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, in the period of adoption with no restatement of comparative periods. At January 1, 2022 adoption date, there were no leases outstanding that met criteria for recognition. The Company has since recognized any leases in accordance with ASC 842 by recording right-of-use assets and operating lease liabilities on the balance sheet.

Troubled Debt Restructurings and Vintage Disclosures

This Accounting Standard Update (ASU 2022-02) eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. For entities that have adopted ASU 2016-13, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company did not adopt ASU 2022-02 as of December 31, 2022; however, it has adopted this standard as of January 1, 2023 and the ASU has not had a material impact on the Company’s condensed consolidated financial statements.

Standards Pending to be Adopted

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

This Accounting Standard Update (ASU 2022-03) clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring fair value. Recognizing a contractual restriction on the sale of an equity security as a separate unit of account is not permitted. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

This Accounting Standard Update (ASU 2022-06) defers the Sunset Date of ASC Topic 848, Reference Rate Reform (Topic 848), which provides temporary optional relief in accounting for the impact of Reference Rate Reform. This ASU is effective upon issuance (December 21, 2022) and generally can be applied through December 31, 2024. The Company does not expect this ASU to have a material impact on its condensed consolidated financial statements.

Note 3. Business Combination

During the year 2022, the Business Combination detailed in Note 1 above was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, NLIT was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of SHF issuing shares for the net assets of NLIT, accompanied by a recapitalization. The net assets of NLIT were recognized at fair value (which was consistent with carrying value), with no goodwill or other intangible assets recorded.

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

●	Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the business combination was approximately $10.85 million.

●	Approximately $56.9 million of the $70.0 million of cash proceeds due to PCCU was deferred and is due to the Seller. Approximately $21.9 million of the amount was due to PCCU beginning December 15, 2022. The residual $35.0 million is due in six quarterly instalments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 4.71%. A sum of 1,200,000 founder shares were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of SHF amounting to $9,124,297 on the date of business combination was transferred to additional paid in capital.

●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred were converted into 2,045,000 shares of Class A Stock at a purchase price of $10.00 per share of Class A Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount was released with the remaining amount once all securities are included in an effective registration statement.

●	For tax purposes, the transaction is treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $44,102,572, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to be recorded in accordance with GAAP.

●	Preferred Stock: The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022, there were 14,616 preferred shares issued or outstanding. The holders of preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal(on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $ 10.00 per share of Class A Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $2.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price . Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders the reduction in the floor conversion price of the outstanding preferred stock from $ 2.00 per share to $ 1.25 per share.

●	Class A Common Stock: The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of December 31, 2022, there were 23,732,889 shares, respectively, of Class A Common Stock issued or outstanding. As of December 31,2022, 3,667,377 Class A Common Stock are held by the purchasers under forward purchase agreement dated June 16, 2022, by and among the Company and such purchasers.

●	The fair value of net assets on September 28, 2022 in the books of NLIT are as follows:

Cash & Cash Equivalents	$2,879
Prepaid Expense	15,000
Cash held in Trust	118,738,861
Deferred offering cost	266,240
Accounts Payable	(1,374,021)
Accrued Expense	(1,202,164)
Advance from sponsor	(1,150,000)
Deferred underwriter payable	(4,025,000)
Forward purchase derivative	(795,942)
Warrant Liability	(1,394,453)
Class A Common Stock subject to possible redemption	(79,259,819)
Fair value of net assets acquired	29,821,581

●	The following table summarizes the total fair value of consideration:

Company’s Class A common stock comprises of 11,386,139 shares	115,000,000
Cash consideration	13,050,199
Deferred cash consideration	56,949,801
Total fair value of consideration	185,000,000

Parent-Entity Net Investment: Parent-Entity Net Investment balance in the consolidated balance sheets represents PCCU’s historical net investment in the Carved-Out Operations. For purposes of these condensed consolidated financial statements, investing requirements have been summarized as “Parent-Entity Net Investment” and represent equity as no cash settlement with PCCU is required. No separate equity accounts are maintained for SHS, SHF or the Branches.

On March 29, 2023, the Company and PCCU entered into a definitive transaction to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU. (Refer to Note 9 to the financial statements below.)

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

The Company measures the deferred cash consideration and future stock consideration at fair value on the acquisition date based on a report received from an independent valuation firm.

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

Intangible assets were recorded at estimated fair value, as determined by management based on available information which includes a valuation prepared by an independent third party. The fair values assigned to identifiable intangible assets were determined through the use of the income approach and multi-period excess earnings methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, discounted at an appropriate rate of return which is based on the weighted average cost of capital for both the company and other market participants. The useful lives of intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The estimated fair value of intangible assets and related useful lives as included in the purchase price allocation include:

	Amount	Useful life in Years
Market related intangible assets	$2,100,000	8
Customer relationships	2,000,000	10
Developed technology	6,700,000	10
Fair value of consideration	$10,800,000

Goodwill has been recognized as a result of the specialized assembled workforce at Abaca.

Had the acquisition of Abaca occurred on January 1, 2022, there would not have been a significant impact on the consolidated operating sales revenues and net earnings for the three months ended March 31, 2022. Acquisition costs of $236,200 were incurred and recognized in acquisition related costs in the year of acquisition.

Note 5. Goodwill and other intangibles

Goodwill acquired in connection with the acquisition on November 16, 2022, is not amortized, but instead evaluated for impairment on an annual basis at the end of the fiscal year, or more frequently if events or circumstances indicate that impairment may be more likely than not. During the year ended December 31, 2022, no impairment charges were taken against the company’s goodwill. The carrying amount of goodwill arose from the acquisition described in Note 4, “Acquisition.”

The change in the carrying amount of goodwill from December 31, 2022, to March 31, 2023, is as follows:

December 31, 2022	$19,266,276
Acquisition of Abaca	-
March 31, 2023	$19,266,276

The Company has elected November 15 as the date for annual impairment testing or as necessary for triggering events. The management believes that there has been no change in the circumstances which could cause any indicators to impairment hence no impairment was recognized during the three months ended March 31, 2023.

The Company’s finite lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

The following is a summary of the Company’s finite-lived intangible assets as of March 31, 2023:

	Remaining Useful life in Years	December 31, 2022	Acquired in acquisition	Amortization	March 31, 2023
Market related intangible assets	8	2,066,918	-	65,625	2,001,293
Customer relationships	10	1,974,795	-	50,000	1,924,795
Developed technology	7	6,579,374	-	239,286	6,340,088
Total intangible assets		10,621,087	-	354,911	10,266,176

Following is a summary of the Company’s finite-lived intangible assets as of December 31, 2022.

	Remaining Useful life in Years	December 31, 2021	Acquired in acquisition	Amortization	December 31, 2022
Market related intangible assets	8	-	$2,100,000	$33,082	$2,066,918
Customer relationships	10	-	2,000,000	25,205	1,974,795
Developed technology	7	-	6,700,000	120,626	6,579,374
Total intangible assets			$10,800,000	$178,913	$10,621,087

Note 6. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	March 31, 2023	December 31, 2022
Commercial real estate loans receivable, gross	$413,292	$1,432,560
Less: loan origination charges	(103,476)	(109,081)
Commercial real estate loans receivable, net	309,816	1,323,479
Allowance for credit losses	(21,078)	(21,488)
Commercial real estate loans receivable, net	288,738	1,301,991
Current portion	(11,728)	(51,300)
Noncurrent portion	$277,010	$1,250,691

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed to be sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the loan portfolio. The allowance is provided based upon management’s analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loss experience, current economic conditions, and detailed analysis of individual loans for which the full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.

The allowance may consist of specific and general components. While the allowance may consist of general and specific components, the allowance is general in nature and is available for the loan portfolio in its entirety.

The allowance for credit losses consist of the following activity for the three months ended March 31, 2023 and year ended March 31, 2022:

	March 31, 2023	March 31, 2022
Allowance for credit losses
Beginning balance	$21,488	$14,741
Cumulative effect from adoption of CECL	14,980	-
Charge-offs	-	-
Recoveries	(15,390)	-
Provision	-	9,805
Ending balance	$21,078	$24,546

Loans receivable:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	413,292	1,465,482
	$413,292	$1,465,482
Allowance for credit losses:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	21,078	24,546
	$21,078	$24,546

At March 31, 2023 and December 31, 2022, no loans were past due, classified as non-accrual or considered impaired.

Credit quality of loans:

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. All the loans outstanding on March 31, 2023, are evaluated based on their payment status, which is considered as the most meaningful indicator of credit quality.

Note 7. Indemnification liability

As discussed at Note 9 to the condensed consolidated financial statements, and pursuant to PCCU Agreements, PCCU funds loans through a third-party vendor. SHF earns the associated interest and pays PCCU a loan hosting payment at an annual rate of 0.25% of the outstanding loan principal. The below schedule details outstanding amounts funded by PCCU and categorized as either collateralized loans or unsecured loans and lines of credit.

	March 31, 2023	December 31, 2022
Secured term loans	$16,300,000	$15,300,000
Unsecured loans and lines of credit	3,791,428	3,598,042
Total loans funded by Parent	$20,091,428	$18,898,042

Secured loans contained an interest rate ranging from 5.90% to 12.00%. Unsecured loans and lines of credit contain variable rates ranging from Prime + 1.50 % to Prime + 6.00%. Unsecured lines of credit had incremental availability of $875,000 and $996,958 at March 31, 2023 and December 31, 2022.

SHF has agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date. Management uses a disciplined process and methodology to establish the liability, and the estimates are sensitive to risk ratings assigned to individual loans covered by the agreement as well as economic assumptions driving the estimation model. Individual loan risk ratings are evaluated at least a quarterly based on each situation by SHF management. Given the Company’s limited lending history, the estimate is based on risk adjusted national charge off rates as published by the US Federal Reserve.

The indemnity liability activity are as follows:

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
Beginning balance	$499,465	$-
Cumulative effect from adoption of CECL	566,341	-
Charge-offs	-	-
Recoveries	-	-
Provision	82,026	58,386
Ending balance	$1,147,832	$58,386

All loans were current and considered performing at March 31, 2023 except one loan which was identified pursuant to potential default on January 5, 2023. The Company’s management was informed that an indemnified loan, having an outstanding balance of $3.1MM, was past due pursuant to its December 2022 payment. The guarantor on the loan stated to management that the borrower is out of money due to business losses. The guarantor noted that the borrower is attempting to sell the building prior to the end of Q2 of 2023. The Company is discussing workout options with the borrower. In addition, further to the aforementioned attempt to sell, the loan has sufficient collateral.

The above-mentioned loan is now greater than 120 days delinquent and considered impaired. The Company’s CECL methodology has reserved management’s best estimate of credit losses in relation to this loan and the overall loan portfolio on a collective basis.

Credit quality of indemnified loans:

As part of the on-going monitoring of the credit quality of the Company’s indemnified loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. All the indemnified loans outstanding on March 31,2023 are evaluated based on their payment status, which is considered as the most meaningful indicator of credit quality.

SHF has agreed to indemnify PCCU from all claims related to SHF’s cannabis-related business. Other than potential credit losses, no other circumstances were identified meeting the requirements of a loss contingency.

The provision for credit losses on the statement of operations consists of the following activity for the three months ended March 31, 2023 and year ended December 31, 2022:

	March 31, 2023			March 31, 2022
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$(15,390)	$82,056	$66,666	$9,805	$58,386	$68,191

Note 8. Property and equipment, net

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022
Equipment	$45,397	$45,397
Software	51,692	51,692
Improvement	71,635	71,635
Office furniture	200,831	7,070
	369,555	175,794
Less: accumulated depreciation	(167,584)	(126,180)
Property and equipment, net	$201,971	$49,614

Note 9. Related party transactions

Account Servicing Agreement

The Company had an Account Servicing Agreement with PCCU. SHF provides services as per the agreement to CRB accounts at PCCU. In addition to providing the services, SHF assumes the costs associated with the CRB accounts. These costs include employees to manage account onboarding, monitoring and compliance, rent and office expense, insurance and other operating expenses necessary to service these accounts. Under the agreement, PCCU agrees to pay SHF all revenue generated from CRB accounts. Amounts due to SHF are due monthly in arrears and upon receipt of invoice. The agreement is for an initial term of 3 years from the effective date. It shall renew thereafter for 1-year terms until either SHF or PCCU provide sixty days prior written notice. The agreement was amended and restated in conjunction with the Business Combination with substantially similar terms.

Pursuant to this agreement, SHF reported revenue of $3,261,284 and $1,628,091 for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

Pursuant to these agreements and as amended and restated, the Company reported expenses of $378,730 and $83,807 for the three months ended March 31, 2023 and March 31, 2022, respectively.

Significant terms of the Amended and Restated Accounting Servicing Agreement and Support Services Agreement are as follows:

● Pursuant to the Account Servicing Agreement, the Company’s fees for such services equal all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system. The Account Servicing Agreement and Support Services Agreement are for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. The Account Servicing Agreement will also terminate within 60 days of the Company no longer qualifying as a “credit union service organization” (a “CUSO”) or within 60 days of the assumption by a third party of all CRB-related accounts. On May 23, 2022, the Company and PCCU entered into the Second Amended and Restated Account Servicing Agreement and Support Services Agreement, which agreement amended and restated the Amended and Restated Account Servicing and Support Services Agreements to remove the provision providing for the termination of the agreements within 60 days of the Company no longer qualifying as a “credit union service organization,” as the Company will cease to qualify as a CUSO following the closing of the Business Combination.

● Pursuant to the Support Services Agreement, as amended, PCCU will continue to provide to the Company certain operational and administrative services relating to, among other things, human resources, employee benefits, IT and systems, accounting and marketing and capacity for CRB depository accounts for a monthly fee equal to $30.96 per account in 2022 and $25.32 per account in 2023 and 2024. In addition, investment income from CRB-related cash and investments (excluding loans) will be shared 25% to PCCU and 75% to the Company and the Company will reimburse PCCU for any of its out-of-pocket expenses relating to the services provided to the Company. The Amended and Restated Support Services Agreement also sets forth certain agreements of PCCU to limit bonus distributions to its members to $30,000,000 during any 12-month period following the effective date of the agreement. Finally, under the Support Services Agreement PCCU will continue to allow its ratio of CRB-related deposits to total assets up to 65% unless otherwise dictated by regulatory, regulator or policy requirements. The below schedule demonstrates unaudited PCCU’s deposit capacity at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
PCCU total assets	$699,228,293	$695,072,554
Capacity at 65%	454,498,390	451,797,160
CRB related deposits	213,645,529	161,138,975
Incremental capacity	$240,852,861	$290,658,185

PCCU policy also requires they maintain an internal ratio of net worth to total assets of at least 10%. CRB related deposit capacity maybe limited if PCCU ratio declines below this threshold.

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU receives a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related credit losses as defined in the Loan Servicing Agreement. The agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal or there is a termination for cause, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. The agreement was amended and restated in conjunction with the Business Combination with substantially similar terms.

SHF’s loan program currently depends on PCCU as SHF’s largest funding source for new loans to CRBs. Under PCCU’s loan policy for loans to CRBs, PCCU’s Board of Directors has approved aggregate lending limits at the lessor of 1.3125 times PCCU’s net worth or 60% of total CRB deposits. Concentration limits for the deployment of loans are further categorized as i) real estate secured, ii) construction, iii) unsecured and iv) mixed collateral with each category limited to a percentage of PCCU’s net worth. In addition, loans to any one borrower or group of associated borrowers are limited by applicable National Credit Union Association regulations to the greater of $100,000 or 15% of PCCU’s net worth.

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
CRB related deposits	$213,645,529	$161,138,975
Capacity at 60%	128,187,317	96,683,385
PCCU net worth	92,411,928	133,231,565
Capacity at 1.3125	121,290,656	174,866,429
Limiting capacity	121,290,656	174,866,429
PCCU loans funded	20,091,428	18,898,042
Amounts available under lines of credit	846,958	996,958
Incremental capacity	$100,352,270	$154,971,429

Pursuant to this agreement, the Company reported expenses of $11,929 and $1,373 for the three months ended March 31, 2023 and March 31, 2022.

Issuance of shares to PCCU

On March 29, 2023, the Company and PCCU entered into the following definitive transaction documents to settle and restructure the deferred obligation:

●	A five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company.

●	A Securities Issuance Agreement, pursuant to which the Company issued 11,200,000 shares of the Company’s Class A Common Stock to PCCU. Following the issuance of the Shares, PCCU will own 54.93% of the outstanding Class A Common Stock. In connection with the Securities Issuance Agreement, the parties also entered into a Registration Rights Agreement and a Lock-Up Agreement.

●	The Registration Rights Agreement requires the Company to register the Shares for resale pursuant to the Securities Act of 1933, as amended (the “Securities Act”); and the Lock-Up Agreement restricts PCCU from transferring the Shares until the earlier of (i) six (6) months after the date of the Securities Issuance Documents or (ii) the consummation of a transaction with an unaffiliated third party in which all of the Company’s stockholders have the right to exchange their shares of Class A Common Stock for cash, securities, or other property; and

●	A Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU which supersedes the Loan Servicing Agreement, as well as the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement.

Operating leases

Effective July 1, 2021, SHF entered into a one-year gross lease with PCCU to lease space in its existing office at a monthly rent of $5,400. Effective July 1, 2022, the Company amended its existing lease to a month-to-month lease and therefore no asset or liability amounts are reported pursuant to ASC 842.

Advance from Sponsor

On June 27, 2022, Luminous Capital Inc., an affiliate of the Sponsor provided a non-interest-bearing advance (the “Advance”) amounting to $ 1,150,000 to fund the operation of NLIT. The amount remains outstanding at March 31, 2023 and December 31, 2022 and is presented within “accounts payable” in the condensed consolidated balance sheets.

Note 10. Due to Seller

Amounts due to seller were as follows:

	March 31, 2023	December 31, 2022
Due to Seller-Current (Unsecured)	$-	$25,973,017
Due to Seller-long term (Unsecured)	-	30,976,783
Total loans funded by Parent	$-	$56,949,800

As contemplated by the Unit Purchase Agreement, related to reverse acquisition of NLIT, the consideration paid to the seller parent (PCCU) in connection with the Business Combination consisted of an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A Common Stock with an aggregate value equal to$115,000,000 and (ii) $70,000,000 in cash, $56,949,800 of which was to be paid on a deferred basis (the “Deferred Cash Consideration”).

The Deferred Cash Consideration was to be paid in one payment of $21,949,800 on or before December 15, 2022, and the $35,000,000 balance in six equal instalments of $6,416,667, payable beginning on the first business day following April 1,2023 and on the first business day of each of the following five fiscal quarters, for a total of $38,500,002.

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

The loan included 5% interest annualized using the simple interest method and an approximate 4.71% effective interest rate.

On March 29, 2023, the Company and PCCU entered into a definitive transaction to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company issued 11,200,000 shares of the Company’s Class A Common Stock to PCCU. The breakdown of the liabilities settled under this transaction are as follows:

Due to Seller	$56,949,800
Cash payment obligation under business combination	3,143,389
Business combination expense payable to seller	1,069,359
Interest accrued but not paid	1,337,843
Total deferred obligation	62,500,391
Less: Senior secured promissory note	14,500,000
Less: Change in deferred tax	9,593,983
Amount charged to Stockholders’ Equity towards issuance of common stock	$38,406,408

Note 11. Senior Secured Promissory Note

	March 31, 2023	December 31, 2022
Senior Secured Promissory Note (Current)	$1,229,376	$-
Senior Secured Promissory Note (long term)	13,270,624	-
	$14,500,000	$-

On March 29, 2023, the Company and PCCU entered into definitive transaction documents to settle and restructure the deferred obligation related to business Combination (Refer to Note 3) under which the Company has issued the five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company.

The Note amount will be paid in 54 equal installments of $295,487 each starting from November 5, 2023 and for the period between March 29, 2023, to October 05, 2023, the Company is expected to pay only interest portion.

The repayment schedule of the outstanding amount on March 31, 2023 is as follows:

Year of payment
2023	$488,834
2024	3,006,992
2025	3,138,932
2026	3,274,966
2027	3,416,896
2028	1,173,380
Grand total	$14,500,000

Note 12. Leases

The Company has non-cancellable operating leases for facility space with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms between one to 7 years and may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of March 31, 2023, and December 31, 2022, net assets recorded under operating leases were $977,113 and $1,016,198 on, respectively, and net lease liabilities were $1,045,995 and $1,028,233, respectively.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the three months ended March 31, 2023 and for the year ended December 31, 2022, included in Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three months ended March 31, 2023	Year ended December 31, 2022
Operating lease cost	$-	$-
Short-term lease cost	87,742	99,246
Total Lease Cost	$87,742	$99,246

ROU assets that are related to lease properties are presented as follows:
Beginning balance	$1,016,198	$-
Additions to right-of-use assets	-	1,029,226
Amortization charge for the period	(39,085)	(13,028)
Lease modifications	-	-
Ending balance	$977,113	$1,016,198

Further information related to leases is as follows:
Weighted-average remaining lease term	4.29 Years	4.42 Years
Weighted-average discount rate	6.87%	6.87%

Future minimum lease payments as of March 31, 2023, and December 31, 2022, are as follows:

Year
2023	$91,303	$91,303
2024	197,520	197,520
2025	217,925	217,925
2026	222,275	222,275
2027	226,705	226,705
Thereafter	348,926	348,926
Total future minimum lease payments	$1,304,654	$1,304,654
Less: Imputed interest	258,659	276,421
Operating lease liabilities	1,045,995	1,028,233
Less: Current portion	66,726	20,124
Non-current portion of lease liabilities	$979,269	$1,008,109

Note 13. Revenue

Disaggregated revenue

Revenue by type are as follows:

	Three months ended March 31
	2023	2022
Deposit, activity, onboarding income	$2,245,831	$1,466,869
Safe Harbor Program income	51,103	43,019
Investment income	1,417,152	93,986
Loan interest income	466,293	67,236
Total Revenue	$4,180,379	$1,671,110

Account fee income consists of deposit account fees, activity fees and onboarding income, which are recognized on periodic basis as per the fee schedule pursuant to deposit servicing agreement with PCCU. Safe Harbor Program income consists of outsourced support to other financial institutions providing banking to the cannabis industry whose income is recognized on the basis of usage as per the agreements. Investment income consist of interest earned on deposits with the Federal Reserve Bank pursuant to an investment servicing agreement with PCCU. Loan interest income consist of interest earned on both direct and indemnified loans pursuant to a Commercial Alliance Agreement with PCCU.

Note 14. Deferred underwriter fee

In connection with the business combination (refer to Note 3), the Company executed a note on September 28, 2022 with EF Hutton related to PIPE financing under which the Company was obligated to pay the principal sum of $2,166,250 on the following schedule: (i) $715,750 on October 14, 2022, and (ii) $362,625 on each of October 31, 2022, November 30, 2022, December 31, 2022, and January 31, 2023.

The Company made the payment of its first installment of $715,750 and defaulted on the remaining outstanding amounts. The outstanding balance of the note on December 31, 2022 was $1,450,500. On March 13, 2023, the Company and EF Hutton entered into a settlement agreement pursuant to which the Company paid $550,000 to EF Hutton in full settlement of the amount due and the difference of $900,500 has been accounted for in the “Condensed Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity.”

Note 15. Commitments and contingencies

●	The Company has issued an irrevocable Letter of Credit in favor of AFCO Credit Corporation (“AFCO”), for an aggregate amount of US $750,000, which can be drawn in the case of following events:

○	The Company continues to be in default, after 10 days’ written notice, in the payment of any sums due to AFCO under a premium finance agreement dated on or about October 20, 2022, or

○	A case concerning the Company has been filed under title 11 of the United States Code and that, not more than 95 days before that case commenced, AFCO received loan payments amounting to not less than (total of payments received in the 95-day period prior to filing of the bankruptcy case), and AFCO is drawing an amount equal to the stated sum of the loan payments so received.

○	The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings.

●	In connection with the Company’s initial public offering (“IPO”), the Company entered into a registration rights agreement dated June 23, 2021 with the Sponsor and the individuals serving as directors and executive officers of the Company at the time of the IPO. Pursuant to this registration rights agreement, the Company has agreed to register for resale upon the expiration of the applicable lock-up period the Company securities acquired by the Sponsor and such individuals in connection with the organization of the Company and the IPO.

●	For a period beginning on June 28, 2021 and ending 12 months from the closing of the Business Combination, the Company has granted the underwriters a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(f)(2)I(i), such right of first refusal shall not have a duration of more than three years from the effective date of our Registration Statement.

Note 16. Earnings Per Share

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

Three months ended March 31, 2023
Net loss	$(1,413,447)
Weighted average shares outstanding – basic	25,670,730
Basic net loss per share	$(0.06)
Weighted average shares outstanding – diluted	25,670,730
Diluted net loss per share	$(0.06)

Weighted average shares calculation	As on March 31, 2023
Company public shares	3,926,598
Company initial stockholders	3,403,175
PCCU stockholders	11,759,472
Shares issued for abaca acquisition	2,099,977
Restricted stock units issued	566,755
Conversion of preferred stock	3,914,753
Weighted average shares outstanding	25,670,730

Certain share-based equity awards were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

March 31, 2023
Warrants	7,036,588
Share based payments	2,775,655
Shares to be issued to Abaca acquisition	6,433,839
Conversion of preferred stock	10,896,000
27,142,082

The holders of Series A Convertible Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series A Convertible Preferred Stock equal (on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on shares of Series A Convertible Preferred Stock

In the 2022, before the date of business combination, SHF was a single member limited liability company with no shareholders hence the disclosure related to earning per share is not applicable.

Note 17. Forward Purchase Agreement

On June 16, 2022, NLIT entered into a Forward Purchase Agreement with Midtown East Management NL, LLC (“Midtown East”). Subsequent to entering into the Forward Purchase Agreement, the Company, NLIT, and Midtown East entered into assignment and novation agreements with Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”), pursuant to which Midtown East assigned its obligations as to 1,666,666 shares of the shares of Class A Stock to be purchased under the Forward Purchase Agreement to each of Verdun and Vellar. As contemplated by the Forward Purchase Agreement:

●	Prior to the closing, Midtown East, Verdun and Vellar purchased approximately 3.8 million shares of NLIT Class A common stock directly from investors at market price in the public market. Midtown East and other counter parties waived their redemption rights with respect to the acquired shares;

●	One business day following the closing, NLIT paid approximately $39.3 million from the cash held in its trust account to Midtown East; Verdun and Vellar for the shares purchased and approximately $0.3 million in related expense amounts.

●	At the Maturity Date, Midtown East, Verdun and Vellar shall be entitled to (1) the product of the shares then held by them multiplied by the Forward Price, and (2) an amount, in cash or shares at the sole discretion of NLIT, equal to (a) in the case of cash, the product of (i)(x) 3.8 million shares less (y) the number of Terminated Shares and (ii) $2.00 (the “Maturity Cash Consideration”) and (b) in the case of shares, (i) the Maturity Cash Consideration divided by (ii) the VWAP Price for the 30 Scheduled Trading Days prior to the Maturity Date.

●	At any time prior to the Maturity Date (defined as the earlier of i) the third anniversary of the Closing of the Business Combination, ii) the shares are delisted from The Nasdaq Stock Market or (iii) during any 30 consecutive Scheduled Trading Day-period following the closing of the Business Combination, the Volume Weighted Average Share Price (VWAP) Price for 20 Scheduled Trading Days during such period shall be less than $3.00 per share), Midtown East, Verdun and Vellar may elect an optional early termination to sell some or all of the shares (the “Terminated Shares”) of Class A Stock in the open market. If Midtown East, Verdun and Vellar sell any shares prior to the Maturity Date, the pro-rata portion of the Reset Price will be released from the escrow account and paid to SHF. Midtown East, Verdun and Vellar shall retain any proceeds in excess of the Reset Price that is paid to SHF.

●	The trading value of the common stock combined with preferred shareholders electing to convert their preferred shares to common stock triggered a lower reset price embedded in the forward purchase agreement, or FPA. As of December 31, 2022, the Company had already called a special meeting to lower the make-whole price under the preferred share purchase agreement to $1.25/share. The Company, majority common shareholders and the preferred investors had entered into a voting agreement whereby the vote to approve the $1.25/share make-whole price was secured. Knowing the Company would ultimately be issuing shares to the preferred stockholders with a make whole issuance at $1.25/share compelled the company has recognized a reset price under the terms of the FPA of $1.25/share. These events significantly reduced the FPA receivable to approximately $4.6 million, from approximately $37.9 million reported at the end of the September 2022 quarter. The loss in value resulted not only in a compression of the balance sheet, but also $42.3 million charge to other expense on the statement of operations in the fourth quarter of 2022.

●	The reconciliation statement of the common stock held by the parties are as follows:

		On the date of acquisition (September 28, 2022)		Share sold during the period September 29, 2022 to December 31, 2022		As at December 31, 2022
S.no	Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
1	Vellar	1,025,000	$10,583,246	53,796	$524,472	971,204	1.25	$1,214,005
2	Midtown East	1,599,496	16,514,986	81,572	832,850	1,517,924	1.25	1,897,405
3	Verdun	1,180,376	12,187,522	2,127	21,962	1,178,249	1.25	1,472,811
Grand total		3,804,872	$39,285,754	137,495	$1,379,284	3,667,377		$4,584,221

		As at December 31, 2022		Share sold during the three months		As at March 31, 2023
		Opening Shares		Shares		Shares	Rest price	Amount
S.no	Name of the party	(a)	Amount	(b)	Amount	(c=a-b)	(iii)	(c x iii)
1	Vellar	971,204	$1,214,005	-	-	971,204	1.25	$1,214,005
2	Midtown East	1,517,924	1,897,405	-	-	1,517,924	1.25	1,897,405
3	Verdun	1,178,249	1,472,811	-	-	1,178,249	1.25	1,472,811
Grand total		3,667,377	$4,584,221	-	-	3,667,377		$4,584,221

Note 18. Warrant Liability

Public and Private Placement Warrants

As of March 31, 2023, and December 31, 2022, the Company has 5,750,000 Public warrants and 264,088 Private Placement Warrants.

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

PIPE Warrants

As of March 31, 2023 and December 31, 2022, the Company has 1,022,500 PIPE Warrants.

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

Note 19. Financial Instruments

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on March 31, 2023 and December 31,2022:

March 31, 2023:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
Public warrants	$150,650	150,650	-
Private placement warrants	7,953	-	7,953
PIPE Warrants	74,762		74,762
Forward purchase option derivative	7,309,580	-	7,309,580

December 31, 2022:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
Public warrants	$361,100	361,100	-
Private placement warrants	19,110	-	19,110
PIPE Warrants	286,300	-	286,300
Forward purchase option derivative	7,309,580	-	7,309,580

Assets Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities recorded at fair value on a nonrecurring basis for the three months periods ended March 31, 2023 and for the year ended as on December 31, 2022, respectively.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on March 31, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,628,752	$8,628,752	$8,628,752	-	-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	413,292	365,781	-	-	365,781
Liabilities
Deferred consideration	17,272,308	17,272,308	17,272,308	-	-
Senior Secured Promissory note	14,500,000	14,500,000	14,500,000	-	-
Indemnity liability	1,147,832	1,147,832	1,147,832	-	-
Public warrants	150,650	150,650	150,650	-	-
Private placement warrants	7,953	7,953	-	-	7,953
PIPE Warrants	74,762	74,762	-	-	74,762
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

	As on December 31, 2022
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,390,195	$8,390,195	$8,390,195	-	-
Forward purchase receivables	4,584,221	4,584,221	4,584,221		-
Loans	1,301,991	1,241,761	-	-	1,241,761
Liabilities
Deferred consideration	14,359,822	14,359,822	14,359,822	-	-
Due to seller - current portion	25,973,017	25,973,017	25,973,017	-	-
Due to seller - long term position	30,976,783	30,976,783	30,976,783	-	-
Deferred underwriter fee payable	1,450,500	1,450,500	1,450,500	-	-
Indemnity liability	499,465	499,465	499,465	-	-
Public warrants	361,100	361,100	361,100	-	-
Private placement warrants	19,110	19,110	-	-	19,110
PIPE Warrants	286,300	286,300	-	-	286,300
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

The change in the assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value are presented in the following table:

	For the three months ended March 31, 2023
	PIPE Warrants	Private Placement Warrants	Forward purchase derivative
Balance at the beginning of the period	$286,300	19,110	7,309,580
Fair value adjustment	(211,538)	(11,157)	-
Balance at the end of the period	$74,762	7,953	7,309,580

The private placement warrants and PIPE warrants are measured at fair value using a Black-Scholes model and Black-Scholes-Merton model, respectively. As of March 31, 2023, these warrants were valued based on third party reports for Level 3 inputs. Level 3 inputs, based on observable data to value these derivatives.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants and public warrants as of their measurement dates:

As on March 31, 2023	PIPE Warrants	Private placement warrants
Exercise price	$5.00	$11.50
Share Price	$0.51	$0.51
Expected term (years)	4.49	4.49
Volatility	73.2%	73.2%
Risk-free rate	3.62%	3.62%

As on December 31,2022	PIPE Warrants	Private placement warrants
Exercise price	$5.00	$11.50
Share Price	$1.78	$1.78
Expected term (years)	4.74	4.74
Volatility	46.00%	46.00%
Risk-free rate	4.00%	3.98%

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase derivatives as of their measurement dates on March 31,2023 and December 31,2022:

March 31, 2023
Reset Price	$5.00
Expected term (years)	2.74
Additional maturity consideration per share	$2.00
Volatility	46%
Risk-free rate	4.2%
Risk-adjusted discount rate	13.4%

December 31, 2022
Reset Price	$5.00
Expected term (years)	2.74
Additional maturity consideration per share	$2.00
Volatility	46%
Risk-free rate	4.2%
Risk-adjusted discount rate	13.4%

Note 20. Tax

For the three months ended March 31, 2023, the Company recorded income tax benefit of $609,277 for continuing operations. The effective tax rate of 30.12% for the three months ended March 31, 2023, varied from the statutory United States federal income tax rate of 21.0% primarily because of state income taxes, net of the federal benefit, and adjustments to the fair market value of warrant liabilities. The Company has net deferred tax assets of $51,593,302 and $42,608,596 as of December 31, 2022, and March 31, 2023, respectively. The Company considers their deferred tax assets to be realizable and has not established a valuation allowance, as it is considered more likely than not that the Company will utilize deferred tax assets in future periods through future taxable income.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both March 31, 2023, and December 31, 2022, the Company has no unrecognized income tax benefits.

Note 21. 401(k) Plan

The Company offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation, The total benefits package supports the employees’ well-being to achieve a healthy and financial lifestyle goal. The Company’s consolidated matching contributions for the three months ended on March 31, 2023, and March 31, 2022, amounting to $20,663 and $3,942, respectively.

Note 22. Share based compensation

2022 Equity Incentive Plan

Share-based compensation expense recognized for the three months ended March 31, 2023 and March 31, 2022 totaled $1.6 million and $0 respectively.

The 2022 Plan was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the three months ended March 31, 2023 and March 31, 2022. In conjunction with the 2023 Plan, as of March 31, 2023, the Company had granted stock options and restricted stock units which are described in more detail below.

Stock options

Stock options are awarded to encourage ownership of the Company’s common stock by employees and to provide increased incentive for employees to render services and to exert maximum effort for the success of the Company. The Company’s incentive stock options generally permit net-share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the administrator (person appointed by board to administer the stock plans) of the applicable plan. The Company’s stock options generally have a 10-year contractual term.

The assumptions used to determine the fair value of options granted in the three months ended March 31, 2023, using the Black-Scholes-Merton model are as follows:

Dividend yield	0%
Risk-free interest rate	3.62 % to 4.23%
Expected volatility (weighted-average and range, if applicable)	100%
Expected term	6 to 6.5 years

The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The shares of the Company were listed on the stock exchange for a limited period of the time and the share price has also dropped significantly from the date of listing, based on these factors the Management has considered the expected volatility at 100% for the current period. The risk-free interest rate used is the current yield on US Treasury notes with a term equal to the expected term of the options at the grant date. The expected dividend yield is based on annualized dividends on the underlying share during the expected term of the option.

A summary of the Company’s stock option activities and related information for the three months ended March 31, 2023 is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Aggregate Fair Value
December 31, 2022	2,170,000	3.53	7,665,707
Granted	336,730	$1.03	345,835
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(64,875)	3.13	(202,851)
March 31, 2023	2,441,855	$3.20	7,808,691

On March 31, 2023, there were no unrecognized compensation costs related to non-vested stock options to be recognized. Share based compensation did not impact on Company’s cash flow in three months ended March 31, 2023 or year ended December 31, 2022.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the three months ended March 31, 2023 is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Aggregate Fair Value
December 31, 2022	-	-	-
Granted	963,528	$1.31	1,262,222
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	-	-	-
March 31, 2023	963,528	$1.31	1,262,222

The fair value as of the respective vesting dates of RSUs that vested during the three months ended March 31, 2023 and 2022 was $857,530 and $0. As of March 31, 2023, there is $404,692 of unrecognized share-based compensation expense related to RSU awards.

Note 23. Subsequent events

There were not any material subsequent events that occurred after the balance sheet date of March 31, 2023 through the date of this report.

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

Our services allow Cannabis Related Businesses (herein referred to as “CRBs”) to obtain services from financial institutions that allow them to run their business more efficiently and effectively with improved financial insight into their business and access to resources to help them grow. Due to limited availability of payment and other banking solutions for the cannabis industry, most businesses transact with high volumes of cash. Our fintech platform benefits CRBs and financial institutions by providing CRBs with access to financial institutions and financial institutions access to increased deposits with the comfort of knowing that those deposits have been compliantly monitored and validated. By facilitating the daily deposits of cash receipts between CRBs and financial institutions, the risks associated with high cash on hand are mitigated, creating a safer atmosphere for the CRB’s employees and the financial institutions at which the deposit accounts are held. Because SHF is not a financial institution, SHF does not hold customer deposits. All deposit accounts are held by SHF’s financial institution clients and all transmissions of funds to and from deposit accounts are handled directly by the financial institutions. In an industry with limited capital and financing options, we offer access to loan options at what we believe to be competitive rates, often with less punitive terms than the current industry average. Our financial institution clients offer loan options including senior secured debt and operating lines of debt. Collateral types include real estate, equipment, and other business assets. We also provide access to lending options for ancillary service providers serving the cannabis industry as these businesses also can have difficulty finding reliable financial services.

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

On February 11, 2022, SHF, LLC and SHF Holding Co., LLC, the sole member of SHF, LLC, and Partner Colorado Credit Union (“PCCU”), the sole member of SHF Holding, Co., LLC, entered into a definitive Unit Purchase Agreement (herein referred to as the “Business Combination”) with Northern Lights Acquisition Corp. (“NLIT”), a special purpose acquisition company, and its sponsor, 5AK, LLC. Subsequent to the completion of the transaction, NLIT changed its name to “SHF Holdings, Inc.” (herein referred to as the “Company”). On September 19, 2022, the parties entered into the first amendment to the Unit Purchase Agreement to extend the date by which the closing had to occur from August 31, 2022 until September 28, 2022 and provide for the deferral of $30 million of the $70 million in cash due at the closing. On September 22, 2022, the parties entered into the second amendment to the Unit Purchase Agreement to provide for the deferral of a total of $50 million of the $70 million due at the closing. On September 28, 2022, the parties entered into the third amendment to the Unit Purchase Agreement to provide for the deferral of a total of $56,949,800 of the $70,000,000 due at the closing.

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

Effective February 11, 2022, the Company entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and the Company. For the loans subject to this agreement, the Company underwrites the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. PCCU receives a monthly servicing fee at an annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. Under the Loan Servicing Agreement, the Company has agreed to indemnify PCCU from all claims related to default-related credit losses as defined in the Loan Servicing Agreement. The agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal or there is a termination for cause, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date. Pursuant to this agreement, the Company reported expenses of $378,730 for the three months ended March 31, 2023, and $83,807 for the three months ended March 31, 2022. On March 29, 2023, the Company and PCCU entered into the Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU and supersedes the Loan Servicing Agreement, as well as the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement.

The Company’s lending services program currently depends on PCCU as its largest funding source for new loans to CRBs. Under PCCU’s loan policy for loans to CRBs, PCCU’s board of directors has approved aggregate lending limits at the lessor of 1.3125 times PCCU’s net worth or 60% of total CRB deposits. Concentration limits for the deployment of loans are further categorized as (i) real estate secured, (ii) construction, (iii) unsecured and (iv) mixed collateral with each category limited to a percentage of PCCU’s net worth. In addition, loans to any one borrower or group of associated borrowers are limited by applicable National Credit Union Association regulations to the greater of $100,000 or 15% of PCCU’s net worth.

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

On March 29, 2023, the Company and PCCU entered into a definitive transaction to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company has granted, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company has issued 11,200,000 shares of the Company’s Class A Common Stock to PCCU

Purchase Agreement and Public Company Costs

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

Other related events in connection with the Business Combination are summarized below:

●	The 2,875,000 of Class B Common Stock converted at the closing to an equal number of shares of Class A Common stock.

●	Upon closing of the Business Combination, 11,386,139 shares of Class A Common Stock were issued to PCCU as set forth in and pursuant to the terms of the Purchase Agreement.

PCCU was due to receive a cash payment of $3.1 million at the consummation of the Business Combination, which represented the amount of SHF’s cash on hand at July 31, 2021, less accrued but unpaid liabilities. In addition, pursuant to the terms of the purchase agreement, the Company is responsible for reimbursing the Seller for its transaction expenses.

●	Approximately $56.9 million of the $70.0 million of cash proceeds due to PCCU was deferred and is due to the Seller. Approximately $21.9 million of the amount was due to PCCU beginning December 15, 2022. The residual $35.0 million is due in six quarterly installments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 4.71%. A sum of 1,200,000 shares of Class A Common Stock were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of the Company amounting to $9,124,297 on the date of business combination was transferred to additional paid in capital.

●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred were converted into 2,045,000 shares of Class A Common Stock at a purchase price of $10.00 per share of Class A Common Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of the registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount was released with the remaining amount once all securities were included in an effective registration statement.

●	For tax purposes, the transaction is treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $ 44,102,572, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to be recorded in accordance with GAAP.

●	Preferred Stock: The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.00001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2023, there were 10,896 preferred shares issued or outstanding and 14,616 preferred shares issued or outstanding on December 31, 2022.

●	Class A Common Stock: The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $0.00001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of March 31, 2023, and December 31, 2022, there were 39,659,089 and 20,815,912 shares, respectively, of Class A Common Stock issued or outstanding. As of March 31, 2023, and December 31, 2022, 3,669,504 Class A Common Stock are held by the purchasers under forward purchase agreement dated June 16, 2022, by and among the Company and such purchasers.

●	Parent-Entity Net Investment: Parent-Entity Net Investment balance in the consolidated balance sheets represents PCCU’s historical net investment in the Carved-Out Operations. For purposes of these condensed consolidated financial statements, investing requirements have been summarized as “Parent-Entity Net Investment” and represent equity as no cash settlement with PCCU is required. No separate equity accounts are maintained for SHS, SHF or the Branches.

Key Metrics

In addition to the measures presented in our condensed consolidated financial statements, our management regularly monitors certain measures in the operation of our business. These key metrics are discussed below.

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

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2023	2022
Net (loss)/income	$(1,413,447)	$501,600
Interest expense	834,203	-
Depreciation and amortization	396,314	817
Taxes	(609,277)	-
EBITDA	$(792,207)	$502,417

Other adjustments –
Provision for credit losses	66,666	68,191
Change in the fair value of warrants	(433,148)	-
Stock option conversion	1,570,782	-
Loan origination fees and costs	(2,175)	1,373
Adjusted EBITDA	$409,918	$571,981

The decrease in our income on an EBITDA and Adjusted EBITDA basis for the three months ended March 31, 2023, is due to increase in professional fees on account increase in compliances as well as increases in compensation, employee benefits, marketing, insurance, and additional items, as discussed under “Discussion of our Results of Operations” below. Other adjustments include estimated future credit losses not yet realized, including amounts indemnified to PCCU for loans funded by them. The Company had entered into a Loan Servicing Agreement with PCCU, pursuant to which the Company agreed to indemnify PCCU for claims associated with CRB activities including any loan default related losses for loans funded by PCCU; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

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

Three months Ended March 31		2023	2022	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$222,857,256	141,840,884	81,016,372	57.12%
Account fees	(2)	$2,120,187	1,427,487	692,700	48.53%
Average active accounts	(3)	1,018	581	437	75.22%
Average account balance	(4)	$218,917	244,132	(25,215)	(10.33%)
Average fees per account	(4)	$2,083	2,457	(374)	(15.23%)

(1)	Represents the average of monthly ending account balances

(2)	Reported account activity fee revenue

(3)	Represents the average of monthly ending active accounts

(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

While the average number of accounts increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, the average account size and account fees decreased as we experienced some churn of larger clients replaced by smaller business. We expect this trend to shift as we lead with our lending program typically requiring borrowers to place deposits with financial institutions with which we have relationships.

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

Operating expenses

Operating expenses consist of compensation and benefits, professional services, rent expense, parent allocations, provisions for credit losses and other general and administrative expenses.

Compensation and benefits consist of employee wages and associated benefits while professional services consist of legal, general consulting and accounting fees.

The Company reports a provision for credit losses both as it relates to loans funded internally and those carried by PCCU or other financial institutions. The Company indemnifies PCCU for losses on loans to borrowers sourced by the Company and funded by PCCU. The Company anticipates comparable arrangements with other financial institutions that fund loans to borrowers sourced by the Company.

Other general and administrative expenses consist of various miscellaneous items including account hosting fees, insurance expense, advertising and marketing, travel meals and entertainment and other office and operating expense.

Discussion of our Results of Operations —2023 Compared to 2022 (Three Months Ended March 31)

Revenue

Three Months Ended March 31,	2023	2022	Change ($)	Change (%)
Deposit, activity, onboarding income	$2,245,831	$1,466,869	778,962	53.10%
Safe Harbor Program income	51,103	43,019	8,084	18.79%
Investment income	1,417,152	93,986	1,323,166	1407.83%
Loan interest income	466,293	67,236	399,057	593.52%
Total Revenue	$4,180,379	$1,671,110	2,509,269	150.16%

Account fee income consists of deposit account fees, activity fees and onboarding income. Historically, the Company has charged fees based on cannabis related deposit account activity. During 2023, we reduced our fee percentage for cannabis specific accounts in order to ensure we were competitive with the market and for many accounts implemented a flat fee structure for certain CRB accounts based on historical and anticipated deposit levels. In addition, we receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis. The ratio of ancillary accounts to cannabis specific accounts increased during 2023.

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

We have a Loan Servicing Agreement with PCCU (related party) where our financial institution carries the loan balances on their financial statement; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. The loan interest income reflects our share of loan interest on issued credit. Loan interest earned on the Company’s direct loans and the indemnified loans increased as the Company increases its focus on lending. For the three months ended March 31, 2023, SHF serviced eight loans, as compared to seven loans in the three months ended March 31, 2022.

Operating expenses

As discussed in the reverse recapitalization section above, PCCU allocations were discontinued effective July 1, 2022, and SHF entered into both an account servicing agreement and support service agreement. There is no impact on revenue as a result of implementing these agreements.

Three months Ended March 31,	2023	2022	Change ($)	Change (%)
Compensation and employee benefits	$3,659,520	$722,525	$2,936,995	406.49%
General and administrative expenses	1,538,874	222,953	1,315,921	590.22%
Professional services	449,246	130,816	318,430	243.42%
Rent expense	87,742	25,025	62,717	250.62%
Provision for credit losses	66,666	68,191	(1,525)	(2.24)%
Total operating expenses	$5,802,048	$1,169,510	$4,632,538	396.11%

Compensation and employee benefits increased on account of stock-based compensation and also the increase in the head count in anticipation of growth.

Professional services expense increased primarily due to the increase in the legal fees, audit fees, and consulting fees towards SEC filing and other ancillary reporting’s.

Provision for credit losses has increased due to increase in the loss rate and with increase in the absolute value of the loans.

General and administrative expenses increased across various categories including: i) approximately $390,659 in account and hosting fees as a result of the reorganization, ii) approximately $76,879 in increased advertising and marketing as we focus on growth, iii) $387,132 in amortization and depreciation, and iv) $208,813 in business insurance.

Financial Condition

Cash and cash equivalents

Cash and cash equivalents totaled $8,628,752 and $8,390,195 as of March 31, 2023, December 31, 2022, respectively.

Cash flows

For the three months ended March 31, 2023, the Company’s cash used in operations was ($210,737) compared to cash provided by $506,455, for the three months ended March 31, 2022. This was mainly due to reduced net income from operations with an additional amount resulting from changes across operating assets and liabilities. See discussion under “Discussion of our Results of Operations” above for more information.

Contract assets and liabilities

Deferred revenue is primarily related to contract liabilities associated with the Company agreements. As of March 31, 2023, SHF reported a contract asset and liability of $34,189 and $79,612 and on December 31, 2022, SHF reported a contract asset and liability of $21,170 and $996, respectively.

Liquidity and going concern

As of March 31, 2023, the Company had $8,628,752 in cash and net working capital of deficit of $8,998,880, as compared to $8,390,195 in cash and net working capital deficit of $39,340,020 at December 31, 2022. Included in the working capital deficit at March 31, 2023 and December 31, 2022 are $11,685,419 and $11,622,831, respectively, which represent the equity consideration payable towards the Abaca acquisition. The Company has also incurred an operating loss of $1,621,669 for the period ended March 31, 2023.

At December 31, 2022, a significant component of the working capital deficit was $25,973,017 as current portion of due to PCCU. As outlined above, the Company restructured the due to PCCU issuing equity and a long-term payable. As a result, this risk factor that the Company may not be able to continue as a going concern which existed at December 31, 2022 was alleviated. Despite the restructuring of the due to PCCU, at March 31, 2023, the working capital deficit substantially includes an equity commitment equity commitment towards the Abaca acquisition, which is a non-cash liability amounting to $11,685,419. Based upon these factors, management of the Company has determined that there is a risk of substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these condensed consolidated financial statements have been issued.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern as a result of this uncertainty.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as disclosure of contingent assets and liabilities. An appreciation of our critical accounting policies is necessary to understand our financial results. In some cases, we could reasonably use different accounting policies and estimates, and changes in our estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates, and our financial condition or results of operations could be affected. We base our estimates on our experience and other assumptions that we believe are reasonable, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

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

Indemnity liability

The indemnification component of the Loan Servicing Agreement is accounted for in accordance with ASC 460 Guarantees. In determining the applicability of ASC 460, we considered that the agreement outlines a broad indemnification of all claims related to the cannabis-related business. The most immediate and potentially significant of these are potential default-related credit losses. In the lending industry, it is inherently anticipated future credit losses will result from currently issued debt. SHF’s indemnity obligation is subordinate to PCCU’s and other financial institution clients’ other means of collecting on the loans including foreclosure of the collateral, recourse against personal and/or corporate guarantors and other default remedies available in the loan agreements. Since borrowers are not party to the agreement between SHF and PCCU, any indemnity payments do not relieve borrowers of their obligation to PCCU nor would such payments preclude PCCU’s right to future recoveries from the debtor. Therefore, as defined in ASC 460, the indemnification clause represents a general loss contingency in that it is an existing condition, situation or set of circumstances involving uncertainty as to possible loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. SHF’s indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date. Management uses a disciplined process and methodology to establish the liability, and the estimates are sensitive to risk ratings assigned to individual loans covered by the agreement as well as economic assumptions driving the estimation model. Individual loan risk ratings are evaluated quarterly by SHF management based on each situation.

In addition to default-related credit losses, SHF continuously monitors all other circumstances pursuant to the agreement and identifies events that may necessitate a loss contingency under the Loan Servicing Agreement. A loss contingency is reported when it is both probable that a future event will confirm that a loss had been incurred on or before the related balance sheet date and the loss is reasonably estimable.

Stock-based compensation

The 2022 Plan (“Equity Incentive Plan”) was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in years 2023 and 2022. In conjunction with the 2022 Plan, as of March 31, 2023, the Company had granted stock options and restricted stock units which are described in more detail below.

Stock options

Stock options are awarded to encourage ownership of the Company’s common stock by employees and to provide increased incentive for employees to render services and to exert maximum effort for the success of the Company. The Company’s incentive stock options generally permit net-share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the administrator (person appointed by board to administer the stock plans) of the applicable plan. The Company’s stock options generally have a 10-year contractual term.

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

Forward purchase derivative

The Company accounts for the forward purchase derivative assumed in the business combination in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company classifies the forward purchase derivatives as liabilities carried at their fair value and adjusts the forward purchase derivatives to fair value at each reporting period. This derivative asset or liability is subject to re-measurement at each balance sheet date until the conditions under the forward purchase agreement are exercised or expire, and any change in fair value is recognized in the condensed consolidated statement of operations. The fair value of the forward purchase derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted at the term-matched risk-free rate. Lastly, the value of the forward is calculated as the average present value over all simulated paths. The Company measured the fair value of the forward purchase option derivative upon execution of the Forward Purchase Agreement and as of March 31, 2023, with the respective fair value adjustments recorded within its Statements of Operations. The Company will continue to monitor the fair value of the forward option derivative each reporting period with subsequent revisions to be recorded in the Statements of Operations.

Allowance for Credit Losses (ACL)

In 2023, the Company adopted Accounting Standards Codification Topic 326 - Financial Instruments - Credit Losses (ASC Topic 326), which replaced the incurred loss methodology for estimated probable credit losses with an expected credit loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.

The ACL is a valuation account that is deducted from the amortized cost basis of financial assets carried at their amortized cost, including loans held for investment, to present the net amount that is expected to be collected throughout the life of the financial asset. The estimated ACL is recorded through a provision for credit losses charged against operations. Management periodically evaluates the adequacy of the ACL to maintain it at a level it believes to be reasonable. The Company uses the same methods used to determine the ACL to assess any reserves needed for off-balance sheet credit risks such as unfunded loan commitments including Indemnified loans to PCCU. These reserves for off-balance sheet credit risks are presented in the liabilities section in the consolidated balance sheets as an “Indemnity liability.”

The ACL consists of two components: an asset-specific component for estimating credit losses for individual loans that do not share similar risk characteristics with other loans; and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics. The ACL for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters such as probability of default (“PD”) and loss given default (“LGD”) which are derived from various vendor models and/or internally developed model estimation approaches for smaller homogenous loans.

PD is projected in these models or estimation approaches using economic scenarios, whose outcomes are weighted based on the Company’s economic outlook and are developed to incorporate relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company considers relevant current conditions and reasonable and supportable forecasts that relate to its lending practices and environment and the specific borrower and determines that the significant factor affecting the loan’s performance is the fact that these borrowers are involved in the cannabis business. Despite being legal at the state level in certain jurisdictions, cannabis remains federally illegal in the United States as of the date of this memorandum. As cannabis related lending is a new practice in the United States, there is very little historical or industry data on which to base a loss forecast. Therefore, significant judgement is required in creating a reasonable loss estimate, using similar non-MRB loans as a baseline and adjusting for the inherent risks in the cannabis industry. While the Company considers other qualitative factors, including national macroeconomic conditions, in its overall risk analysis, it has determined that they are not significant inputs to the overall loss estimate calculations.

The ACL estimation process applies an economic forecast scenario, or a composite of scenarios based on management’s judgment and expectations around the current and future macroeconomic outlook. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term of a loan excludes expected extensions, renewals, and modification under certain conditions.

Recoveries on loans represent collections received on amounts that were previously charged off against the ACL. Recoveries are credited to the ACL when received, to the extent of the amount previously charged off against the ACL on the related loan. Any amounts collected in excess of this limit are first recognized as interest income, then as a reduction of collection costs, and then as other income.

Emerging Growth Company Status

SHF is an emerging growth company (“EGC”), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued until such time as those standards apply to private companies. In electing this relief, the JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. SHF has elected to use this relief and will do so until the earlier of the date that it (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result of the elected JOBS Act relief, these combined and condensed consolidated financial statements may not be comparable to companies that do not elect JOBS Act relief or choose to early adopt different accounting pronouncements than SHF.

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the three months ended March 31, 2023, the Company has identified Four (4) material weaknesses within our internal controls over financial reporting related to its Deferred Tax Asset, Revenue Recognition, Complex Financial Instruments and Credit Losses. Refer to Item 9A of this document for additional details.

Related Party Relationships

Account Servicing Agreement

Effective July 1, 2021, SHF entered into an Account Servicing Agreement with PCCU. SHF provides services as per the agreement to CRB accounts at PCCU. In addition to providing the services, SHF assumes the costs associated with the CRB accounts. These costs include employees to manage account onboarding, monitoring and compliance, rent and office expense, insurance and other operating expenses necessary to service these accounts. Under the agreement, PCCU agrees to pay SHF all revenue generated from CRB accounts. Amounts due to SHF are due monthly in arrears and upon receipt of invoice. The agreement is for an initial term of 3 years from the effective date. It shall renew thereafter for 1-year terms until either SHF or PCCU provide sixty days prior written notice. Pursuant to this agreement, SHF reported revenue of $3,261,284 for the three months ended March 31, 2023, and $1,628,091 for the three months ended March 31, 2022.

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

Support Services Agreement

Effective July 1, 2021, SHF entered into a Support Services Agreement with PCCU. In connection with PCCU hosting the depository accounts and the related loans and providing certain infrastructure support, PCCU receives (and SHF pays) a monthly fee per depository account. In addition, 25% of any investment income associated with CRB deposits is paid to PCCU. The respective duties and obligations as per the agreement commenced on the effective date and continue unless terminated by either SHF or PCCU upon giving sixty days prior written notice. Pursuant to these agreements and as amended and restated on February 11, 2022, the Company reported expenses of $378,730 for the three months ended March 31, 2023, and $83,807 for the three months ended March 31, 2022.

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

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU will receive a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related credit losses as defined in the Loan Servicing Agreement. The agreement is for an initial term of three years and will renew for additional one-year terms unless a party provides 120 days’ notice of non-renewal or there is a termination for cause, provided that PCCU may not provide notice of non-renewal until 30 months following the signing date.

Pursuant to this agreement, the Company reported expenses of $ 11,929 for the three months ended March 31, 2023, and $1,373 for the three months ended March 31, 2022.

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

Issuance of shares to PCCU

On March 29, 2023, the Company and PCCU entered into the following definitive transaction documents to settle and restructure the deferred obligation:

●	A five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company.

●	A Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU. Following the issuance of the Shares, PCCU will own 54.93% of the outstanding Class A Common Stock. In connection with the Securities Issuance Agreement, the parties also entered into a Registration Rights Agreement and a Lock-Up Agreement.

●	The Registration Rights Agreement requires the Company to register the Shares for resale pursuant to the Securities Act of 1933, as amended (the “Securities Act”); and the Lock-Up Agreement restricts PCCU from transferring the Shares until the earlier of (i) six (6) months after the date of the Securities Issuance Documents or (ii) the consummation of a transaction with an unaffiliated third party in which all of the Company’s stockholders have the right to exchange their shares of Class A Common Stock for cash, securities, or other property; and

●	A Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU which supersedes the Loan Servicing Agreement, as well as the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2022, the Company had failed to document an analysis to identify the substantial doubt about the ability to continue as a going concern; evaluate whether the substantial doubt was alleviated by management’s plans; and disclose the going concern in the September 30, 2022 10-Q. To remediate this material weakness, the Company implemented a quarterly process with enhanced management review controls to perform and review a going concern analysis and the adequacy of disclosures within the consolidated financial statements, as applicable based on the results. The Company proceeded to collectively perform these tasks during the fourth quarter of 2022 and first quarter of 2023 by continuing to retain a CPA firm (onboarded during the latter part of the third quarter of 2022) to assist with the preparation of the analysis pursuant to the Company’s ability to continue as a going concern and prepare applicable disclosures. The analysis and disclosures are then assessed by senior management of the Company performing review of the documentation and disclosures. As such, the Company has remediated this material weakness as of March 31, 2023.

We consider the following material weaknesses as of March 31, 2023:

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

Complex Financial Instruments: During fiscal year 2022 and the three months ending March 31, 2023, the Company had a material weakness with regard to the ineffectiveness in management review controls of the accounting and valuation of complex financial instruments (warrants, Forward Purchase Agreement, and stock-based compensation).

To alleviate this material weakness, the Company will implement a quarterly process with enhanced management review controls to perform and review complex financial instruments. The analysis and disclosures are then assessed by senior management of the Company performing review of the documentation and disclosures.

Credit Losses: During the three months ending March 31, 2023, the Company identified a material weakness with regard to the initial implementation of CECL. This included initially not having supporting documentation of the model aligning to the calculations recorded, and incorrectly applying the modified retrospective adoption through the Condensed Unaudited Consolidated Statements of Operations only, as opposed to the Condensed Unaudited Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity on January 1, 2023.

To alleviate this material weakness, the Company enhanced the allowance model documentation prior to the March 31, 2023, 10-Q filing, and will implement a quarterly process with enhanced management review controls to perform and review CECL. The analysis and disclosures are then assessed by senior management of the Company performing review of the documentation and disclosures.

Changes in Internal Control over Financial Reporting

Other than as noted above in the March 31, 2023 material weaknesses, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the material weaknesses and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

None.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1 †	Unit Purchase Agreement dated February 11, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2022).
2.2	First Amendment to Unit Purchase Agreement dated September 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).
2.3	Second Amendment to Unit Purchase Agreement dated September 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).
2.4	Third Amendment to Unit Purchase Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2022).
2.5†	Agreement and Plan of Merger, dated October 31, 2022, by and among SHF Holdings, Inc., a Delaware corporation, Merger Sub I, a Delaware corporation, Merger Sub II, a Delaware limited liability corporation, Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Company Security Holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Certificate of Designation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
10.1	Registration Rights Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.2 †	Lock-Up Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.3	Non-Competition Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.4	SHF Holdings, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.5	Forbearance Agreement, dated as of October 27, 2022 by and between SHF Holdings, Inc., Partner Colorado Credit Union and Luminous Capital USA Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 1, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Sundie Seefried	Chief Executive Officer	May 15, 2023
Sundie Seefried

/s/ James H. Dennedy	Chief Financial Officer	May 15, 2023
James H. Dennedy

