Form 10-Q
period 2023-06-30
SHF Holdings, Inc.
filed 2023-08-14
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SHFS	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	SHFSW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2023, there were outstanding 46,265,317 shares of the Company’s Class A Common Stock, $0.0001 par value per share.

SHF HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,239,095	$8,390,195
Accounts receivable – trade	1,425,589	1,401,839
Contract assets	1,980	21,170
Prepaid expenses – current portion	172,541	175,585
Accrued interest receivable	37,229	40,266
Short-term loans receivable, net	11,945	51,300
Other current assets	-	150,817
Total Current Assets	$9,888,379	$10,231,172
Long-term loans receivable, net	289,668	1,250,691
Property, plant and equipment, net	170,206	49,614
Operating lease right to use assets	938,029	1,016,198
Goodwill	6,058,000	19,266,276
Intangible assets, net	6,230,802	10,621,087
Deferred tax asset	43,260,743	51,593,302
Prepaid expenses – long term position	637,500	712,500
Forward purchase receivable	4,584,221	4,584,221
Security deposit	22,795	17,795
Total Assets	$72,080,343	$99,342,856
LIABILITIES AND PARENT-ENTITY NET INVESTMENT AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,170,250	$2,851,457
Accrued expenses	1,195,872	6,354,485
Contract liabilities	60,382	996
Lease liabilities – current	184,123	20,124
Senior secured promissory note – current portion	1,976,340	-
Deferred consideration – current portion	14,636,792	14,359,822
Due to seller - current portion	-	25,973,017
Other current liabilities	88,416	11,291
Total Current Liabilities	$19,312,175	$49,571,192
Warrant liability	223,573	666,510
Deferred consideration – long term portion	2,826,081	2,747,592
Forward purchase derivative liability	7,309,580	7,309,580
Due to seller – long term portion	-	30,976,783
Senior secured promissory note—long term portion	12,523,660	-
Lease liabilities – long term	873,883	1,008,109
Deferred underwriter fee	-	1,450,500
Indemnity liability	1,661,651	499,465
Total Liabilities	$44,730,603	$94,229,731
Commitment and Contingencies (Note 15)
Parent-Entity Net Investment and Stockholders’ Equity

Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 4,221 shares issued and outstanding on June 30, 2023, and Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 14,616 shares issued and outstanding on December 31, 2022, respectively	-	1
Class A common stock, $.0001 par value, 130,000,000 shares authorized 46,265,317 issued and outstanding on June 30, 2023, and Class A common stock, $.0001 par value, 130,000,000 shares authorized, 23,732,889 issued and outstanding on December 31, 2022, respectively	4,627	2,374
Additional paid in capital	97,923,103	44,806,031
Retained deficit	(70,577,990)	(39,695,281)
Total Parent-Entity Net Investment and Stockholders’ Equity	$27,349,740	$5,113,125
Total Liabilities and Parent-Entity Net Investment and Stockholders’ Equity	$72,080,343	$99,342,856

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONOLDIATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2023	2022	2023	2022

Revenue	$4,572,508	$1,852,789	$8,752,887	$3,523,899

Operating Expenses
Compensation and employee benefits	$2,540,331	$794,997	$6,199,851	$1,517,522
General and administrative expenses	1,852,589	279,557	3,391,463	502,510
Impairment of goodwill	13,208,276	-	13,208,276	-
Impairment of finite-lived intangible assets	3,680,463	-	3,680,463	-
Professional services	620,735	188,214	1,069,981	319,030
Rent expense	71,001	26,303	158,743	51,328
Provision for credit losses	511,880	227,374	578,546	295,565
Total operating expenses	$22,485,275	$1,516,445	$28,287,323	$2,685,955
Operating (loss)/ income	(17,912,767)	336,344	(19,534,436)	837,944
Other (income) expenses
Interest expense	(353,736)	-	(1,187,939)	-
Change in fair value of warrant liability	9,789	-	442,937	-
Total other expenses	$(343,947)	$-	$(745,002)	$-
Net (loss) / income before income tax	(18,256,714)	336,344	(20,279,438)	837,944
Income tax benefit	(652,147)	-	(1,261,424)	-
Net (loss)/income	$(17,604,567)	$336,344	$(19,018,014)	$837,944
Weighted average shares outstanding, basic	43,859,305	-	34,815,264	-
Basic net loss per share	$(0.40)	$-	$(0.55)	$-
Weighted average shares outstanding, diluted	43,859,305	-	34,815,264	-
Diluted loss per share	$(0.40)	$-	$(0.55)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHF Holdings, Inc.

Condensed Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent- Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	deficit	Equity
Balance, March 31, 2023	10,896	$1	40,288,817	$4,029	$90,687,265	$-	$(46,695,249)	$43,996,046
Conversion of PIPE shares	(6,675)	(1)	5,340,000	534	6,277,642	-	(6,278,174)	-
Restricted stock units	-	-	636,500	64	352,244	-	-	352,308
Stock option conversion	-	-	-	-	605,952	-	-	605,952
Net loss	-	-	-	-	-	-	(17,604,567)	(17,604,567)
Balance, June 30, 2023	4,221	$-	46,265,317	$4,627	$97,923,103	$-	$(70,577,990)	$27,349,740

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent- Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	deficit	Equity
Balance, March 31, 2022	-	$-	-	$-	$-	$7,900,700	$-	$7,900,700
Contribution from parent	-	-	-	-	-	74,999	-	74,999
Net profit	-	-	-	-	-	336,344	-	336,344
Balance, June 30, 2022	-	$-	-	$-	$-	$8,312,043	$-	$8,312,043

SHF Holdings, Inc.

Condensed Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent- Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	deficit	Equity
Balance, December 31, 2022	14,616	$1	23,732,889	$2,374	$44,806,031	$-	$(39,695,281)	$5,113,125
Reversal of deferred underwriting cost	-	-	-	-	900,500	-	-	900,500
Cumulative effect from adoption of CECL	-	-	-	-	-	-	(581,321)	(581,321)
Conversion of PIPE shares	(10,395)	(1)	10,066,200	1,006	11,282,369	-	(11,283,374)	-
Restricted stock units	-	-	1,266,228	127	1,209,711	-	-	1,209,838
Stock option conversion	-	-	-	-	1,319,204	-	-	1,319,204
Issuance of shares to PCCU (net of tax)	-	-	11,200,000	1,120	38,405,288	-	-	38,406,408
Net loss	-	-	-	-	-	-	(19,018,014)	(19,018,014)
Balance, June 30, 2023	4,221	$-	46,265,317	$4,627	$97,923,103	$-	$(70,577,990)	$27,349,740

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent- Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$7,339,101	$-	$7,339,101
Contribution from parent	-	-	-	-	-	134,998	-	134,998
Net income	-	-	-	-	-	837,944	-	837,944
Balance, June 30, 2022	-	$-	-	$-	$-	$8,312,043	$-	$8,312,043

The accompanying notes are an integral part of the condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) / income	$(19,018,014)	$837,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	797,664	1,952
Stock compensation expense	2,529,042	-
Interest expense	1,187,940	-
Provision for credit losses	578,546	295,565
Lease expense	107,943	-
Impairment of goodwill	13,208,276	-
Impairment of finite-lived intangible assets	3,680,463	-
Deferred tax benefit	(1,261,424)	-
Change in fair value of warrant	(442,937)	-
Changes in operating assets and liabilities:
Accounts receivable	(23,750)	(208,133)
Contract assets	19,190	-
Prepaid expenses	78,044	(13,450)
Accrued interest receivable	3,036	(7,206)
Deferred underwriting payable	(550,000)	-
Other current assets	150,817	-
Accounts payable	(1,604,082)	75,836
Accrued expenses	(440,503)	144,991
Deferred loan origination fees	-	118,116
Contract liabilities	59,386	(8,333)
Security deposit	(5,000)	(1,868)
Net cash (used in) provided by operating activities	(945,363)	1,235,414

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(208,434)	(8,792)
Funding of other investment	-	(500,000)
Repayment of loans, net	1,002,697	24,923
Net cash provided by (used in) investing activities	794,263	(483,869)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net change in parent funding, allocations, and distributions to parent	-	134,998
Net cash provided by financing activities	-	134,998

Net increase in cash and cash equivalents	(151,100)	886,543
Cash and cash equivalents – beginning of period	8,390,195	5,495,905
Cash and cash equivalents – end of period	$8,239,095	$6,382,448

Supplemental disclosure
Shares issued for the settlement of PCCU debt obligation	$38,406,408	$-
Cumulative effect from adoption of CECL	581,321	-
Interest payment on senior secured promissory note	104,678	-
Reversal of deferred underwriting cost	900,500	-

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

On September 28, 2022, the parties consummated the Business Combination, resulting in NLIT acquiring all of the issued and outstanding membership interests of SHF upon exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash, $56,949,801 of which will be paid on a deferred basis. At the closing, 1,831,683 shares of the Class A Common Stock were deposited with an escrow agent to be held in escrow for a period of 12 months following the closing date to satisfy potential indemnification claims of the parties. In addition, $3,143,388 in cash and cash equivalents representing the amount of cash on hand at July 31, 2021, less accrued but unpaid liabilities, were also paid to PCCU at the closing. For more information about the Business Combination, refer to Note 3 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. As a result of the Business Combination, PCCU is the Company’s largest stockholder, owning 46.37% of the Company’s outstanding Class A Common Stock.

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

On October 26, 2022, SHF Holdings, Inc., entered into a Forbearance Agreement (the “Forbearance Agreement”) with PCCU and Luminous Capital USA Inc. (“Luminous”), an affiliate of the sponsor of NLIT. Under the Forbearance Agreement, PCCU agreed to defer all payments owed by the Company pursuant to the Business Combination Agreement for a period of six months from the date of the Forbearance Agreement. On March 29, 2023, the Company and PCCU entered into a definitive transaction to settle and restructure the deferred obligations payable in connection with the business combination.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

i. Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Material estimates that are particularly subject to change in the near term include the determination of the allowance for credit losses, indemnification liabilities, valuation and useful lives of intangibles and the fair value of financial instruments. Actual results could differ from the estimates.

ii. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2022, and 2021 included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

iii. Liquidity and Going Concern

As of June 30, 2023, the Company had $8,239,095 in cash and net working capital deficit of $9,423,796, as compared to $8,390,195 in cash and net working capital deficit of $39,340,020 at December 31, 2022. Included in the working capital deficit at June 30, 2023 and December 31, 2022 are $11,880,296 and $11,622,831, respectively, which represent the equity consideration payable towards the Abaca acquisition. The Company has also incurred an operating loss of $17,912,767 and $19,534,436 for the three and six months ended June 30, 2023.

Based upon these factors, management of the Company has determined that there is a risk of substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these condensed consolidated financial statements have been issued.

At December 31, 2022, a significant component of the working capital deficit was $25,973,017 representing the current portion of due to PCCU. As outlined above, the Company restructured the due to PCCU issuing equity and a long-term payable. As a result, this risk factor that the Company may not be able to continue as a going concern which existed at December 31, 2022 was alleviated. Despite the restructuring of the due to PCCU, at June 30, 2023, the working capital deficit substantially includes an equity commitment towards the Abaca acquisition, which is a non-cash liability amounting to $11,880,296. These factors, however, do not fully remove substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

Currently the Company substantially relies on PCCU to hold customer deposits and fund its originated loans. As of this time, substantially all of the Company’s revenue is generated by deposits and loans hosted by PCCU pursuant to a master service agreement.

The Company had only one loan on its balance sheet as of June 30, 2023, which comprises 100% of the total loan balance. The Company also indemnified 12 loans as of June 30, 2023; three of these indemnified loans were in excess of 10% of the total balance.

vi. Accounts Receivable-PCCU and Allowance for Doubtful Accounts

Accounts receivable are recorded based on account fee schedules. While fees are generated from individual CRB related accounts, amounts are initially collected by the financial institutional partners and remitted in the subsequent month. As of June 30, 2023, and December 31, 2022, 78% and 85% of the Accounts Receivable, respectively, is due from PCCU. The Company maintains allowances for doubtful accounts for estimated losses as a result of a customers’ inability to make required payments. The Company estimates anticipated losses from doubtful accounts based on days past due as measured from the contractual due date and historical collection history. The Company also takes into consideration changes in economic conditions that may not be reflected in historical trends, for example customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

At June 30, 2023 and December 31, 2022, there were no recorded allowances for doubtful accounts on accounts receivables.

vii. Loans Receivable

PCCU underwrites mortgage, commercial and consumer loans to members and other businesses. Commercial CRB loans originated by the Company and funded by PCCU are typically managed by the Company, inclusive of originated and funded loans that are on the PCCU balance sheet only. Certain CRB Loans were contributed to the Company’s Operations. Such loans where the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at principal balance outstanding, net of an allowance for credit losses and net deferred loan origination fees and costs when applicable. Interest income on loans is recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding.

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

viii. Allowance for Credit Losses (ACL)

On January 1, 2023, the Company adopted Accounting Standards Codification Topic 326 - Financial Instruments - Credit Losses (ASC Topic 326), which replaced the incurred loss methodology for estimated probable credit losses with an expected credit loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.

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

ix. Allowance for Loan Losses

Prior to the adoption of CECL on January 1, 2023, the Company recognized an allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the required allowance for loan losses balance using past loan loss experience, known and inherent risks in the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

xi. Indemnity Liability

Under the prior Loan Servicing Agreement, PCCU, in exchange for a fee at an annual rate of 0.25% of the outstanding principal balance, funds certain loans. Under the Loan Servicing Agreement, the Company had agreed to indemnify PCCU from all claims related to Company’s cannabis-related business, including but not limited to default-related credit losses as defined in the Loan Servicing Agreement. The indemnification component of the Loan Servicing Agreement (refer to Note 9 to the unaudited condensed consolidated financial statements) is accounted for in accordance with accounting standards codification (“ASC”) 460 Guarantees. In determining the applicability of ASC 460, the Company considered that the agreement outlines a broad indemnification of all claims related to the cannabis-related business. The most immediate and potentially significant of these are potential default-related credit losses. In the lending industry, it is inherently anticipated future credit losses will result from currently issued debt. The Company’s indemnity obligation is subordinate to PCCU’s and other financial institution clients’ other means of collecting on the loans including foreclosure of the collateral, recourse against personal and/or corporate guarantors and other default remedies available in the loan agreements. Since borrowers are not party to the agreement between Company and PCCU, any indemnity payments do not relieve borrowers of their obligation to PCCU nor would such payments preclude PCCU’s right to future recoveries from the debtor. Therefore, as defined in ASC 460, the indemnification clause represents a general loss contingency in that it is an existing condition, situation or set of circumstances involving uncertainty as to possible loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. SHF’s indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date.

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

The Company capitalize certain costs related to software developed for internal-use, primarily associated with the ongoing development and enhancement of our technology platform. Costs incurred in the preliminary development and post-development stages are expensed. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally five years.

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

Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Finance lease interest expense is recognized based on an effective interest method and depreciation of assets is recorded on a straight-line basis over the shorter of the lease term and useful life of the asset. Both operating and finance lease right of use assets are reviewed for impairment, consistent with other finite lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a right of use asset is impaired, any remaining balance of the asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

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

The shares of the Company have been listed on the Nasdaq stock exchange for a limited period of the time and also the stock price has dropped significantly from the date of listing, based on which the Company has considered the expected volatility at 100% for the purpose of stock compensation. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

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

As of June 30, 2023, the Company reported contract assets and contract liabilities of $1,980 and $60,382, respectively, from contracts with customers. As of December 31, 2022, the Company reported a contract asset and liability of $21,170 and $996, respectively.

xix. Warrants Liability

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

xx. Forward purchase derivative

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

xxi.  Earnings Per Share

Basic and diluted earnings per share are computed and disclosed in accordance with ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common shareholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common shareholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders (Refer to Note 16). Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

xxii.  Income Tax

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

ASC Topic 740 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

xxiii.  Offering Costs

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

xxiv.  Recently Issued Accounting Standards

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

Adopted Standards

Simplifying the impairment test for Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04, as amended, is effective for annual reporting periods beginning after December 15, 2019, for SEC filers, excluding entities eligible to be smaller reporting companies (for whom the effective periods begin after December 15, 2022), including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2023, with no material impact; however, the standard was applied to the impairment analyses noted in Note 5 of the financial statements below.

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

Note 3. Business Combination

On September 28, 2022, the Business Combination detailed in Note 1 above was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, NLIT was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of SHF issuing shares for the net assets of NLIT, accompanied by a recapitalization. The net assets of NLIT were recognized at fair value (which was consistent with carrying value), with no goodwill or other intangible assets recorded.

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

On March 29, 2023, the Company and PCCU entered into a definitive transaction to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU (Refer to Note 9 to the financial statements below.)

Note 4. Acquisition

On November 15, 2022, the Company and its subsidiary entered into a series of merger and acquisition transactions resulting in the acquisition of 100% control of Rockview Digital Solutions Inc. d/b/a/ ABACA (collectively “Abaca”). This acquisition was completed in exchange for a combination of cash and the Company’s shares. As part of the acquisition, the Company’s Notes of $500,000 along with interest accrued until the date of acquisition were redeemed.

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

Had the acquisition of Abaca occurred on January 1, 2022, there would not have been a significant impact on the consolidated operating sales revenues and net earnings for the three months ended June 30, 2022. Acquisition costs of $236,200 were incurred and recognized in acquisition related costs in the year of acquisition.

Note 5. Goodwill and Finite-lived Intangible Assets

Goodwill

The Company’s goodwill was derived from the transaction discussed in note 4, where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually on November 15th unless any events or circumstances indicate it is more likely than not that the fair value of the goodwill is less than its carrying value.

On July 20, 2023, the Company agreed to terminate the Master Services and Revenue Sharing Agreement with Central Bank. Under the agreement, the Company provided expertise and intellectual property that allowed the Company and Central Bank to jointly serve the deposit banking needs of cannabis related businesses primarily located in Arkansas.

The agreement was originally executed by Rockview Digital Solutions, LLC, which was acquired by the Company in October 2022. The parties have agreed that termination will be effective as of October 1, 2023, allowing for an orderly transition that will have minimal impact on customer operations. The agreement, originally executed in 2018, was renewable on an annual basis and did not include any material early termination penalties.

The Company assessed several events and circumstances that could affect the significant inputs used to determine the fair value of the goodwill, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. The Company considered the decline in the operating margins and cash flow being goodwill impairment indicators and determined it appropriate to perform a quantitative assessment of the goodwill as of June 30, 2023.

The Company engaged a third-party valuation specialist to assist in the performance of the impairment analysis of the goodwill. For the interim quantitative goodwill impairment analysis performed as of June 30, 2023, the Company utilized an equally weighted combination of both an income and market approach to determine the fair value of the goodwill. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect company’s assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of the Company. Under the market approach, the Company estimates the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the Company. As a result of the interim goodwill impairment analysis, the goodwill was determined to have a carrying value that exceeded its fair value and therefore, a $13.21 million noncash goodwill impairment charge was recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023.

Fair value determination of the goodwill requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the goodwill may include such items as: (i) an increase in the weighted-average cost of capital due to further increases in interest rates, (ii) timing and success of estimated future income, it is possible that an additional impairment charge may be recorded in the future, which could be material.

As of December 31, 2022, there were no negative indicators in the goodwill impairment that would impact the fair value of the goodwill.

The change in the carrying amount of goodwill from December 31, 2022, to June 30, 2023, is as follows:

December 31, 2022	$19,266,276
Goodwill impairment	(13,208,276)
June 30, 2023	$6,058,000

As of June 30, 2023, the Company’s accumulated goodwill impairment was $13,208,276.

Finite-lived intangible assets

The Company reviews its finite-lived intangible assets when there is a triggering event. The Company performs impairment test by comparing the fair value of finite lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value.

As of June 30, 2023, on account of the triggering event discussed in the goodwill analysis above, the Company performed a quantitative assessment of finite-lived intangible assets comprised of market related intangible, customer relationships and developed technologies.

In order to evaluate the fair value of the finite-lived intangible assets, a royalty method was applied for market related intangibles, a discounted cash flow method applied for customer relationships and a cost to re-create method for developed technologies. As a result, the Company determined that the fair value of market related intangibles and customer relationships were less than the carrying value on the reporting date. The Company recognized an impairment charge of $3.68 million in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023. There was no impairment recognized for developed technologies as the fair value was in excess of the carrying value on the June 30, 2023, reporting date.

Following is the summary of the Company’s finite-lived intangible assets as of June 30, 2023:

	Remaining Useful life in Years	December 31, 2022 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	June 30, 2023 (A+B-C-D)
Market related intangible assets	7.4 Years	2,066,918	$-	$131,250	1,865,668	$70,000
Customer relationships	9.4 Years	1,974,795	-	100,000	1,814,795	60,000
Developed technology	6.4 Years	6,579,374	-	478,572	-	6,100,802
Total intangible assets		$10,621,087	$-	$709,822	3,680,463	$6,230,802

Following is a summary of the Company’s finite-lived intangible assets as of December 31, 2022:

	Remaining Useful life in Years	December 31, 2021 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	December 31, 2022 (A+B-C-D)
Market related intangible assets	8	-	$2,100,000	$33,082	-	$2,066,918
Customer relationships	10	-	2,000,000	25,205	-	1,974,795
Developed technology	7	-	6,700,000	120,626	-	6,579,374
Total intangible assets		$-	$10,800,000	$178,913	-	$10,621,087

Note 6. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	June 30 2023	December 31, 2022
Commercial real estate loans receivable, gross	$410,440	$1,432,560
Less: loan origination charges	(89,658)	(109,081)
Commercial real estate loans receivable, net	320,782	1,323,479
Allowance for credit losses	(19,169)	(21,488)
Commercial real estate loans receivable, net	301,613	1,301,991
Current portion	(11,945)	(51,300)
Noncurrent portion	$289,668	$1,250,691

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed to be sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the loan portfolio. The Company’s estimated the allowance for credit losses on the reporting date in accordance with the credit loss policy described in Note 2.

The allowance for credit losses consists of the following activity for the three and six months ended June 30, 2023 and June 30, 2022:

Six months ended June 30,	June 30, 2023	June 30, 2022
Allowance for credit losses
Beginning balance	$21,488	$14,741
Cumulative effect from adoption of CECL	14,980	-
Charge-offs	-	-
Recoveries	-	-
Provision/(Benefits)	(17,299)	7,060
Ending balance	$19,169	$21,801

Three months ended June 30,	June 30, 2023	June 30, 2022
Allowance for credit losses
Beginning balance	$21,078	$24,545
Cumulative effect from adoption of CECL	-	-
Charge-offs	-	-
Recoveries	-	-
Benefits	(1,909)	(2,744)
Ending balance	$19,169	$21,801

Loans receivable:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	410,440	1,453,379
	$410,440	$1,453,379
Allowance for credit losses:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	19,169	21,801
	$19,169	$21,801

At June 30, 2023 and December 31, 2022, no loans were past due, classified as non-accrual or considered impaired.

Credit quality of loans:

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. All the loans outstanding on June 30, 2023 and December 31, 2022, are evaluated based on their payment status, which is considered as the most meaningful indicator of credit quality.

Note 7. Indemnification liability

As discussed at Note 9 to the condensed consolidated financial statements, and pursuant to PCCU Agreements, PCCU funds loans through a third-party vendor. SHF earns the associated interest and pays PCCU a loan hosting payment at an annual rate of 0.25% of the outstanding loan principal serviced by PCCU and 0.35% of the outstanding loan principle serviced by SHF. The below schedule details outstanding amounts funded by PCCU and categorized as either collateralized loans or unsecured loans and lines of credit.

	June 30, 2023	December 31, 2022
Secured term loans	$35,579,513	$18,400,000
Unsecured loans and lines of credit	320,000	498,042
Total loans funded by Parent	$35,899,513	$18,898,042

Secured loans contained an interest rate ranging from 6.55% to 11.75%. Unsecured loans and lines of credit contain variable rates ranging from Prime + 1.50 % to Prime + 6.00%. Unsecured lines of credit had incremental availability of $725,000 and $996,958 at June 30, 2023 and December 31, 2022.

SHF has agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date. The Company’s estimated indemnity liability on the reporting date was calculated in accordance with the allowance for credit loss policy described in Note 2.

The indemnity liability activity are as follows:

	Six Months ended June 30, 2023	Six Months ended June 30, 2022
Beginning balance	$499,465	$-
Cumulative effect from adoption of CECL	566,341	-
Charge-offs	-	-
Recoveries	-	-
Provision	595,845	499,465
Ending balance	$1,661,651	$499,465

All loans were current and considered performing at June 30, 2023 except one loan which was identified pursuant to potential default on January 5, 2023. The Company’s management was informed that an indemnified loan, having an outstanding balance of $3.1 million, was past due pursuant to its December 2022 payment. The guarantor on the loan stated to management that the borrower is out of money due to business losses. The Company is discussing workout options with the borrower.

The above-mentioned loan is now greater than 120 days delinquent and is included in the Company’s CECL methodology to calculate management’s best estimate of credit losses in relation to this loan and the overall loan portfolio on a collective basis.

Credit quality of indemnified loans:

As part of the on-going monitoring of the credit quality of the Company’s indemnified loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. All the indemnified loans outstanding on June 30, 2023 and December 31, 2022 are evaluated based on their payment status, which is considered as the most meaningful indicator of credit quality.

SHF has agreed to indemnify PCCU from all claims related to SHF’s cannabis-related business. Other than potential credit losses, no other circumstances were identified meeting the requirements of a loss contingency.

The provision for credit losses on the statement of operations consists of the following activity for the three months ended June 30, 2023 and June 30, 2022:

	June 30, 2023			June 30, 2022
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$(1,909)	$513,789	$511,880	$(2,744)	$230,118	$227,374

The provision for credit losses on the statement of operations consists of the following activity for the six months ended June 30, 2023 and June 30, 2022:

	June 30, 2023			June 30, 2022
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$(17,299)	$595,845	$578,546	$7,060	$288,505	$295,565

Note 8. Property and equipment, net

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022
Equipment	$45,397	$45,397
Software	51,692	51,692
Improvement	71,635	71,635
Office furniture	215,504	7,070
	384,228	175,794
Less: accumulated depreciation	(214,022)	(126,180)
Property and equipment, net	$170,206	$49,614

Note 9. Related party transactions

Account Servicing Agreement

The Company had an Account Servicing Agreement with PCCU. SHF provides services as per the agreement to CRB accounts at PCCU. In addition to providing the services, SHF assumed the costs associated with the CRB accounts. These costs include employees to manage account onboarding, monitoring and compliance, rent and office expense, insurance and other operating expenses necessary to service these accounts. Under the agreement, PCCU agreed to pay SHF all revenue generated from CRB accounts. Amounts due to SHF were due monthly in arrears and upon receipt of invoice. This agreement was replaced and superseded in its entirety by Commercial Alliance Agreement entered on March 29, 2023, between PCCU and the Company.

Support Services Agreement

On July 1, 2021, SHF entered into a Support Services Agreement with PCCU. In connection with PCCU hosting the depository accounts and the related loans and providing certain infrastructure support, PCCU receives (and SHF pays) a monthly fee per depository account. In addition, 25% of any investment income associated with CRB deposits is paid to PCCU. This agreement was replaced and superseded in its entirety by Commercial Alliance Agreement entered on March 29, 2023, between PCCU and the Company.

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU receives a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related credit losses as defined in the Loan Servicing Agreement. This agreement was replaced and superseded in its entirety by Commercial Alliance Agreement entered on March 29, 2023, between PCCU and the Company.

Commercial Alliance Agreement

On March 29, 2023, the Company and PCCU entered into the Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU. The Commercial Alliance Agreement replaces and supersedes in their entirety the following agreements entered: the Amended and Restated Loan Servicing Agreement dated September 21, 2022 between the Company and PCCU (the “Loan Servicing Agreement”); the Second Amended and Restated Account Servicing Agreement dated May 23, 2022, effective February 11, 2022 (“the “Account Servicing Agreement”); and the Second Amended and Restated Support Services Agreement dated May 23, 2022, effective February 11, 2022 (the “Support Agreement”).

The Commercial Alliance Agreement sets forth the application, underwriting, loan approval, and foreclosure process for loans from PCCU to borrowers that are cannabis-related businesses and the loan servicing and monitoring responsibilities provided by the Company and PCCU. In particular, the Commercial Alliance Agreement provides for procedures to be followed upon the default of a loan to ensure that neither the Company nor PCCU will take title to or possession of any cannabis-related assets, including real property, that may be collateral for a loan funded by PCCU pursuant to the Commercial Alliance Agreement. Under the Commercial Alliance Agreement, PCCU receives a servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU and serviced by the Company, and a servicing fee at the annual rate of 0.35% of the then outstanding principal balance of each loan presented by the Company and both funded and serviced by PCCU. In addition, the Company is obligated by the Commercial Alliance Agreement to indemnify PCCU from certain default-related loan losses (as fully defined in the Commercial Alliance Agreement).

In addition, the Commercial Alliance Agreement provides for certain fees to be paid to the Company’s for certain identified account related services to include: all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system for a monthly fee equal to $30.96 per account in 2022, $25.32-$27.85 per account in 2023, and $26.08-$28.69 in 2024. In addition, as it pertains to CRB deposits held at PCCU, investment and interest income earned on these deposits (excluding interest income on loans funded by PCCU) will be shared 25% to PCCU and 75% to the Company. Finally, under the Commercial Alliance Agreement, PCCU will continue to allow its ratio of CRB-related deposits to total assets to equal at least 60% unless otherwise dictated by regulatory, regulator or policy requirements. The initial term of the Commercial Alliance Agreement is for a period of two years, with a one-year automatic renewal unless a party provides one hundred twenty days’ written notice prior to the end of the term.

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
CRB related deposits	$287,445,745	$161,138,975
Capacity at 60%	172,467,447	96,683,385
PCCU net worth	93,637,108	133,231,565
Capacity at 1.3125	122,898,704	174,866,429
Limiting capacity	122,898,704	174,866,429
PCCU loans funded	35,566,126	18,898,042
Amounts available under lines of credit	725,000	996,958
Incremental capacity	$86,607,578	$154,971,429

The revenue from operation on the statement of operations consists of the following agreements mentioned above for the three months ended June 30, 2023, and June 30, 2022:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Account servicing agreement	$-	$1,808,640	$3,261,284	$3,436,731
Commercial alliance agreement	3,411,218	-	3,411,218	-
Total	$3,411,218	$1,808,640	$6,672,502	$3,436,731

The operating expense on the statement of operations consists of the following agreements mentioned above for the three months ended June 30, 2023, and June 30, 2022:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Support services agreement	$-	$131,742	$378,730	$215,550
Loan servicing agreement	-	3,732	11,929	5,104
Commercial alliance agreement	459,001	-	459,001	-
Total	$459,001	$135,474	$849,660	$220,654

Issuance of shares to PCCU

On March 29, 2023, the Company and PCCU entered into the following definitive transaction documents to settle and restructure the deferred obligation:

●	A five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company.

●	A Securities Issuance Agreement, pursuant to which the Company issued 11,200,000 shares of the Company’s Class A Common Stock to PCCU. Following the issuance of the Shares, PCCU will own 54.93% of the outstanding Class A Common Stock. In connection with the Securities Issuance Agreement, the parties also entered into a Registration Rights Agreement and a Lock-Up Agreement.

●	The Registration Rights Agreement requires the Company to register the Shares for resale pursuant to the Securities Act of 1933, as amended (the “Securities Act”); and the Lock-Up Agreement restricts PCCU from transferring the Shares until the earlier of (i) six (6) months after the date of the Securities Issuance Documents or (ii) the consummation of a transaction with an unaffiliated third party in which all of the Company’s stockholders have the right to exchange their shares of Class A Common Stock for cash, securities, or other property; and

●	A Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU which supersedes the Loan Servicing Agreement, as well as the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement.

Operating leases

Effective July 1, 2021, SHF entered into a one-year gross lease with PCCU to lease space in its existing office at a monthly rent of $5,400. Effective July 1, 2022, the Company amended its existing lease to a month-to-month lease and therefore no asset or liability amounts are reported pursuant to ASC 842.

Advance from Sponsor

On June 27, 2022, Luminous Capital Inc., an affiliate of the Sponsor provided a non-interest-bearing advance (the “Advance”) amounting to $ 1,150,000 to fund the operation of NLIT. The amount outstanding on June 30, 2023, and December 31, 2022, is $700,000 and $1,150,000, respectively and is presented within “accounts payable” in the condensed consolidated balance sheets.

Note 10. Due to Seller

Amounts due to seller were as follows:

	June 30, 2023	December 31, 2022
Due to Seller-Current (Unsecured)	$-	$25,973,017
Due to Seller-long term (Unsecured)	-	30,976,783
Total loans funded by Parent	$-	$56,949,800

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

On October 26, 2022, SHF Holdings, Inc. entered into a Forbearance Agreement (the “Forbearance Agreement”) with PCCU and Luminous Capital USA Inc. (“Luminous”). As per the terms of the agreement, PCCU has agreed to defer all payments owed by the Company pursuant to the Purchase Agreement for a period of six (6) months from the date hereof while the Parties engage in good faith efforts to renegotiate the payment terms applicable to the Deferred Obligation (the “Forbearance Period”).

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

Due to Seller	$56,949,800
Cash payment obligation under business combination	3,143,389
Business combination expense payable to seller	1,069,359
Interest accrued but not paid	1,337,843
Total deferred obligation	62,500,391
Less: Senior secured promissory note	14,500,000
Less: Change in deferred tax	9,593,983
Amount charged to Stockholders’ Equity towards issuance of common stock	$38,406,408

Note 11. Senior Secured Promissory Note

	June 30, 2023	December 31, 2022
Senior Secured Promissory Note (current)	$1,976,340	$-
Senior Secured Promissory Note (long term)	12,523,660	-
	$14,500,000	$-

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

The Note amount will be paid in 54 equal installments of $295,487 each starting from November 5, 2023, and for the period between March 29, 2023, to October 05, 2023, the Company is expected to pay only interest portion.

The repayment schedule of the outstanding amount on June 30, 2023, is as follows:

Year of payment
2023	$488,834
2024	3,006,992
2025	3,138,932
2026	3,274,966
2027	3,416,896
2028	1,173,380
Grand total	$14,500,000

Note 12. Leases

The Company has non-cancellable operating leases for facility space with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms between one to 7 years and may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of June 30, 2023, and December 31, 2022, net assets recorded under operating leases were $938,029 and $1,016,198 on, respectively, and net lease liabilities were $1,058,006 and $1,028,233, respectively.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022 included in Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Operating lease cost	$-	$-	$-	$-
Short-term lease cost	71,001	26,303	158,743	51,328
Total Lease Cost	$71,001	$26,303	$158,743	$51,328

	Six months ended June 30, 2023	Year ended December 31, 2022
ROU assets that are related to lease properties are presented as follows:
Beginning balance	$1,016,198	$-
Additions to right-of-use assets	-	1,029,226
Amortization charge for the period	(78,169)	(13,028)
Lease modifications	-	-
Ending balance	$938,029	$1,016,198

Further information related to leases is as follows:
Weighted-average remaining lease term	3.88 Years	4.42 Years
Weighted-average discount rate	6.87%	6.87%

Future minimum lease payments as of June 30, 2023, and December 31, 2022, are as follows:

Year
2023	$91,303	$91,303
2024	197,520	197,520
2025	217,925	217,925
2026	222,275	222,275
2027	226,705	226,705
Thereafter	348,927	348,926
Total future minimum lease payments	$1,304,655	$1,304,654
Less: Imputed interest	246,649	276,421
Operating lease liabilities	1,058,006	1,028,233
Less: Current portion	184,123	20,124
Non-current portion of lease liabilities	$873,883	$1,008,109

Note 13. Revenue

Disaggregated revenue

Revenue by type are as follows:

	Six months ended June 30
	2023	2022
Deposit, activity, onboarding income	$4,803,241	$2,809,764
Safe Harbor Program income	40,828	87,168
Investment income	2,837,694	377,133
Loan interest income	1,071,124	249,834
Total Revenue	$8,752,887	$3,523,899

	Three months ended June 30
	2023	2022
Deposit, activity, onboarding income	$2,557,410	$1,342,895
Safe Harbor Program income	(10,275)	44,149
Investment income	1,420,542	283,147
Loan interest income	604,831	182,598
Total Revenue	$4,572,508	$1,852,789

Account fee income consists of deposit account fees, activity fees and onboarding income, which are recognized on periodic basis as per the fee schedule pursuant to commercial alliance agreement with PCCU. Safe Harbor Program income consists of outsourced support to other financial institutions providing banking to the cannabis industry whose income is recognized on the basis of usage as per the agreements. Investment income consist of interest earned on deposits with the Federal Reserve Bank pursuant to the commercial alliance agreement with PCCU. Loan interest income consist of interest earned on both direct and indemnified loans pursuant to a commercial alliance agreement with PCCU.

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

	Three months ended June 30, 2023	Six months ended June 30, 2023
Net loss	$(17,604,567)	$(19,018,014)
Weighted average shares outstanding – basic	43,859,305	34,815,264
Basic net loss per share	$(0.40)	$(0.55)
Weighted average shares outstanding – diluted	43,859,305	34,815,264
Diluted net loss per share	$(0.40)	$(0.55)

Certain share-based equity awards were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

June 30, 2023
Warrants	7,036,588
Share based payments	2,775,655
Shares to be issued to Abaca acquisition	6,433,839
Conversion of preferred stock	4,221,000
20,467,082

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

Note 17. Forward Purchase Agreement

On June 16, 2022, NLIT entered into a Forward Purchase Agreement with Midtown East Management NL, LLC (“Midtown East”). Subsequent to entering into the Forward Purchase Agreement, the Company, NLIT, and Midtown East entered into assignment and novation agreements with Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”), pursuant to which Midtown East assigned its obligations as to 1,666,666 shares of the shares of Class A Stock to be purchased under the Forward Purchase Agreement to each of Verdun and Vellar. As contemplated by the Forward Purchase Agreement:

●	Prior to the closing, Midtown East, Verdun and Vellar purchased approximately 3.8 million shares of NLIT Class A common stock directly from investors at market price in the public market. Midtown East and other counter parties waived their redemption rights with respect to the acquired shares.

●	One business day following the closing, NLIT paid approximately $39.3 million from the cash held in its trust account to Midtown East; Verdun and Vellar for the shares purchased and approximately $0.3 million in related expense amounts.

●	At the Maturity Date, Midtown East, Verdun and Vellar shall be entitled to (1) the product of the shares then held by them multiplied by the Forward Price, and (2) an amount, in cash or shares at the sole discretion of NLIT, equal to (a) in the case of cash, the product of (i)(x) 3.8 million shares less (y) the number of Terminated Shares and (ii) $2.00 (the “Maturity Cash Consideration”) and (b) in the case of shares, (i) the Maturity Cash Consideration divided by (ii) the VWAP Price for the 30 Scheduled Trading Days prior to the Maturity Date.

●	At any time prior to the Maturity Date (defined as the earlier of i) the third anniversary of the Closing of the Business Combination, ii) the shares are delisted from The Nasdaq Stock Market or (iii) during any 30 consecutive Scheduled Trading Day-period following the closing of the Business Combination, the Volume Weighted Average Share Price (VWAP) Price for 20 Scheduled Trading Days during such period shall be less than $3.00 per share), Midtown East, Verdun and Vellar may elect an optional early termination to sell some or all of the shares (the “Terminated Shares”) of Class A Stock in the open market. If Midtown East, Verdun and Vellar sell any shares prior to the Maturity Date, the pro-rata portion of the Reset Price will be released from the escrow account and paid to SHF. Midtown East, Verdun and Vellar shall retain any proceeds in excess of the Reset Price that is paid to SHF.

●	The trading value of the common stock combined with preferred shareholders electing to convert their preferred shares to common stock triggered a lower reset price embedded in the forward purchase agreement, or FPA. As of December 31, 2022, the Company had already called a special meeting to lower the make-whole price under the preferred share purchase agreement to $1.25/share. The Company, majority common shareholders and the preferred investors had entered into a voting agreement whereby the vote to approve the $1.25/share make-whole price was secured. Knowing the Company would ultimately be issuing shares to the preferred stockholders with a make whole issuance at $1.25/share compelled the company has recognized a reset price under the terms of the FPA of $1.25/share. These events significantly reduced the FPA receivable to approximately $4.6 million, from approximately $37.9 million reported at the end of the September 2022 quarter. The loss in value resulted not only in a compression of the balance sheet, but also $42.3 million charge to other expense on the statement of operations in the fourth quarter of 2022.

●	The reconciliation statement of the common stock held by the parties are as follows:

		On the date of acquisition (September 28, 2022)		Shares sold during the period September 29, 2022 to December 31, 2022		As at December 31, 2022
S.no	Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
1	Vellar	1,025,000	$10,583,246	53,796	$524,472	971,204	1.25	$1,214,005
2	Midtown East	1,599,496	16,514,986	81,572	832,850	1,517,924	1.25	1,897,405
3	Verdun	1,180,376	12,187,522	2,127	21,962	1,178,249	1.25	1,472,811
Grand total		3,804,872	$39,285,754	137,495	$1,379,284	3,667,377		$4,584,221

		As at December 31, 2022		Shares sold during the six months. Ended June 30, 2023		As at June 30, 2023
		Opening Shares		Shares		Shares	Rest price	Amount
S.no	Name of the party	(a)	Amount	(b)	Amount	(c=a-b)	(iii)	(c x iii)
1	Vellar	971,204	$1,214,005	-	$-	971,204	1.3	$1,214,005
2	Midtown East	1,517,924	1,897,405	-	-	1,517,924	1.3	1,897,405
3	Verdun	1,178,249	1,472,811	-	-	1,178,249	1.3	1,472,811
Grand total		3,667,377	$4,584,221	-	$-	3,667,377		$4,584,221

Note 18. Warrant Liability

Public and Private Placement Warrants

As of June 30, 2023, and December 31, 2022, the Company has 5,750,000 Public warrants and 264,088 Private Placement Warrants.

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

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants..

The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A Common Stock issuable upon the exercise of the private placement warrants were not transferable, assignable or saleable, subject to certain limited exceptions. Additionally, the private placement warrants are exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

PIPE Warrants

As of June 30, 2023 and December 31, 2022, the Company has 1,022,500 PIPE Warrants.

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

Assets and Liabilities Reported at Fair Value on a Recurring Basis

Public Warrants:

Public warrants are recorded at fair value on a recurring basis. The Company obtains exchange traded price, of Level 1 inputs, based on observable data to value these warrants.

Private Placement Warrants:

Private Placement Warrants are recorded at fair value on a recurring basis. The Company values these Level 3 derivatives using observable data (Black-Scholes model).

PIPE Warrants:

PIPE Warrants are recorded at fair value on a recurring basis. The Company values these Level 3 derivatives using observable data (Black-Scholes model).

Forward purchase option derivatives:

Forward purchase option derivatives are recorded at fair value on a recurring basis. The Company values these Level 3 derivatives using observable data (Black-Scholes model).

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on June 30, 2023 and December 31,2022:

June 30, 2023:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
Public warrants	$147,947	147,947	-
Private placement warrants	6,795	-	6,795
PIPE Warrants	68,831	-	68,831
Forward purchase option derivative	7,309,580	-	7,309,580

December 31, 2022:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
Public warrants	$361,100	361,100	-
Private placement warrants	19,110	-	19,110
PIPE Warrants	286,300	-	286,300
Forward purchase option derivative	7,309,580	-	7,309,580

Assets Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily comprises of property, plant and equipment, right-to-use assets, finite lived intangible assets and goodwill. The Company does not record these at fair value on a recurring basis, however, the carrying value of the assets may be reduced to fair value when the Company determines that impairment has occurred.

At June 30, 2023, The Company’s goodwill and finite lived intangible assets were measured at fair value on a nonrecurring basis as result of impairment triggered due to termination of the Master Services and Revenue Sharing Agreement with Central Bank. The fair value of goodwill was measured using third-party valuation models with an equally weighted combination of both an income and market approach. The income approach consists of a discounted cash flow model which is based on the present value of projected cash flows. The discounted cash flow model reflects the Company’s assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of the Company. Under the market approach, the Company estimates the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the Company. In order to evaluate the fair value of the finite-lived intangible assets, a royalty method was applied for market related intangibles, a discounted cash flow method applied for customer relationships and a cost to re-create method for developed technologies. (Refer to note 5 - Goodwill and Finite-lived intangible assets).

The following table presents the carrying amounts and fair values of financial instruments measured on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on June 30, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Goodwill	$6,058,000	$6,058,000	-	-	$6,058,000
Market related intangible assets	70,000	70,000	-	-	70,000
Customer relationships	60,000	60,000	-	-	60,000

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the finite lived intangible assets as of their measurement dates:

As on June 30, 2023	Market related intangible assets	Customer relationships
Royalty rate	4.00%	-
Discount rate	14.25%	14.25%
Estimated useful life	7.38 years	9.38 years
Tax rate	25.00%	25.00%

There were no assets or liabilities recorded at fair value on a nonrecurring basis for the six months ended June 30, 2022.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on June 30, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,239,095	$8,239,095	$8,239,095	-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	301,613	372,579	-	-	372,579
Liabilities
Deferred consideration	17,462,873	17,462,873	17,462,873	-	-
Senior Secured Promissory note	14,500,000	14,500,000	14,500,000	-	-
Indemnity liability	1,661,651	1,661,651	1,661,651	-	-
Public warrants	147,947	147,947	147,947	-	-
Private placement warrants	6,795	6,795	-	-	6,795
PIPE Warrants	68,831	68,831	-	-	68,831
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

	As on December 31, 2022
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,390,195	$8,390,195	$8,390,195	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221		-
Loans	1,301,991	1,241,761	-	-	1,241,761
Liabilities
Deferred consideration	14,359,822	14,359,822	14,359,822	-	-
Due to seller - current portion	25,973,017	25,973,017	25,973,017	-	-
Due to seller - long term position	30,976,783	30,976,783	30,976,783	-	-
Deferred underwriter fee payable	1,450,500	1,450,500	1,450,500	-	-
Indemnity liability	499,465	499,465	499,465	-	-
Public warrants	361,100	361,100	361,100	-	-
Private placement warrants	19,110	19,110	-	-	19,110
PIPE Warrants	286,300	286,300	-	-	286,300
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

The change in the assets measured at fair value on a recurring basis for which the Company have utilized Level 3 inputs to determine fair value are presented in the following table:

	For the six months ended June 30, 2023
	PIPE Warrants	Private Placement Warrants	Forward Purchase Derivative
Balance at the beginning of the period	$286,300	$19,110	$7,309,580
Fair value adjustment	(217,469)	(12,315)	-
Balance at the end of the period	$68,831	$6,795	$7,309,580

The private placement warrants and PIPE warrants are measured at fair value using a Black-Scholes model. As of June 30, 2023, these warrants were valued for Level 3 inputs, which are based on observable data to value these derivatives.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants and public warrants as of their measurement dates:

As on June 30, 2023	PIPE Warrants	Private Placement Warrants
Exercise price	$5	$11.50
Share Price	$0.53	$0.53
Expected term (years)	4.22	4.22
Volatility	72.12%	72.12%
Risk-free rate	3.81%	3.81%

As on December 31, 2022	PIPE Warrants	Private Placement warrants
Exercise price	$5.00	$11.50
Share Price	$1.78	$1.78
Expected term (years)	4.74	4.74
Volatility	46.00%	46.00%
Risk-free rate	4.00%	3.98%

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase derivatives as of their measurement dates on June 30,2023 and December 31,2022:

June 30, 2023
Reset Price	$5.00
Expected term (years)	2.25
Additional maturity consideration per share	$2.00
Volatility	46%
Risk-free rate	4.2%
Risk-adjusted discount rate	13.4%

December 31, 2022
Reset Price	$5.00
Expected term (years)	2.74
Additional maturity consideration per share	$2.00
Volatility	46%
Risk-free rate	4.2%
Risk-adjusted discount rate	13.4%

Note 20. Tax

For the six months ended June 30, 2023, the Company recorded income tax benefit of $1,261,424 for continuing operations. The effective tax rate of 6.22% for the six months ended June 30, 2023 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, goodwill impairment for book purposes and adjustments to the fair market value of warrant liabilities. The Company has net deferred tax assets of $51,593,302 and $43,260,743 as of December 31, 2022 and June 30, 2023, respectively. The Company considers their deferred tax assets to be realizable and has not established a valuation allowance, as it is considered more likely than not that the Company will utilize deferred tax assets in future periods through future taxable income.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both December 31, 2022 and June 30, 2023, the Company has no unrecognized income tax benefits.

Note 21. 401(k) Plan

The Company offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation. The Company’s consolidated matching contributions for the three and six months ended June 30, 2023, amounting to $13,426 and $34,089, and June 30, 2022, amounting to $13,640 and $25,430, respectively.

Note 22. Share based compensation

2022 Equity Incentive Plan

Share-based compensation expense recognized for the three months ended June 30, 2023, and June 30, 2022, are $958,261 and $0 respectively and six months ended June 30, 2023 and June 30, 2022 totaled $2,529,042 and $0 respectively.

The 2022 Plan was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the six months ended June 30, 2023, and June 30, 2022. In conjunction with the 2023 Plan, as of June 30, 2023, the Company had granted stock options and restricted stock units which are described in more detail below.

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

The assumptions used to determine the fair value of options granted in the six months ended June 30, 2023, using the Black-Scholes-Merton model are as follows:

Dividend yield	0%
Risk-free interest rate	3.62 % to 4.23%
Expected volatility (weighted-average and range, if applicable)	100%
Expected term	6.00 to 6.25 years

The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The shares of the Company have been listed on the stock exchange for a limited period of the time and the share price has also dropped significantly from the date of listing, based on these factors, Management has considered the expected volatility at 100% for the current period. The risk-free interest rate used is the current yield on US Treasury notes, with a term equal to the expected term of the options at the grant date. The expected dividend yield is based on annualized dividends on the underlying share during the expected term of the option.

A summary of the Company’s stock option activities and related information for the six months ended June 30, 2023, is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Aggregate Fair Value
December 31, 2022	2,170,000	3.53	7,665,707
Granted	336,730	$1.03	345,835
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(64,875)	3.13	(202,851)
June 30, 2023	2,441,855	$3.20	7,808,691

On June 30, 2023, there were no unrecognized compensation costs related to non-vested stock options to be recognized. Share based compensation did not impact on Company’s cash flow in six months ended June 30, 2023 or year ended December 31, 2022.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the six months ended June 30, 2023, is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Aggregate Fair Value
December 31, 2022	-	$-	$-
Granted	1,600,028	0.99	1,577,926
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	-	-	-
June 30, 2023	1,600,028	$0.99	1,577,926

The fair value as of the respective vesting dates of RSUs that vested during the six months ended June 30, 2023 and December 31, 2022 was $1,209,838 and $0. As of June 30, 2023, there is $368,088 of unrecognized share-based compensation expense related to RSU awards.

Note 23. Subsequent events

There were no material subsequent events that occurred after the balance sheet date of June 30, 2023, through the date of this report, except for the following:

On July 20, 2023, Central Bank and the Company agreed that the Master Services and Revenue Sharing Agreement will terminate, effective October 1, 2023. Under the agreement, Company provides expertise and intellectual property that allows the Company and Central Bank to jointly serve the deposit banking needs of cannabis related businesses primarily located in Arkansas. The agreement was originally executed by Rockview Digital Solutions, LLC, which was acquired by the Company in October 2022. The parties have agreed that termination will be effective as of October 1, 2023, allowing for an orderly transition that will have minimal impact on customer operations. The agreement, originally executed in 2018, was renewable on an annual basis and did not include any material early termination penalties. This is the event that triggered the impairment analyses at Note 5.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this report, including statements regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “expect,” “objective,” “plan,” “potential,” “seek,” “grow,” “target,” “if,” and similar expressions intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations, objectives, and financial needs.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in the sections entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Business Reorganization

PCCU’s Board of Directors approved the contribution of certain assets and operating activities associated with operations from both the Branches and Safe Harbor Services (“SHS” or “Oldco”), a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, LLC with PCCU’s investment in SHF, LLC maintained at the SHF Holding, Co., LLC level (the “reorganization”). The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all of Branches’ employees and certain PCCU employees were terminated from PCCU and hired as SHF, LLC employees. Collectively, Oldco, the Branches and SHF, LLC represent the “Carved-Out Operations.” After the reorganization, SHF, LLC contains the entirety of the Carved-Out Operations and Oldco was dissolved. In addition, effective July 1, 2021, the entity entered into an Account Servicing Agreement and Support Servicing Agreement which were subsequently amended and restated and then superseded and replaced in March 2023 by a Commercial Alliance Agreement.

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

The purpose of the $56,949,800 deferral is to provide the Company with additional cash to support its post-closing activities. Pursuant to the third amendment to the Unit Purchase Agreement, the deferred consideration was to paid in one payment of $21,949,801 on or before December 15, 2022, and the $35,000,000 balance in six equal installments of $6,416,667, payable beginning on the first business day following April 1, 2023, and on the first business day of each of the following five fiscal quarters, for a total of $38,500,002, including interest of $3,500,002. Furthermore, PCCU agreed to defer $3,143,388, representing certain excess cash of SHF, LLC due to the Seller under the definitive unit purchase agreement, and the reimbursement of certain reimbursable expenses under the definitive unit purchase agreement.

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

●	Approximately $56.9 million of the $70.0 million of cash proceeds due to PCCU was deferred and is due to the Seller. Approximately $21.9 million of the amount was due to PCCU beginning December 15, 2022. The residual $35.0 million is due in six quarterly installments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 4.71%. A sum of 1,200,000 shares of Class A Common Stock were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of the Company amounting to $9,124,297 on the date of business combination was transferred to additional paid in capital.

●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred were converted into 2,045,000 shares of Class A Common Stock at a purchase price of $10.00 per share of Class A Common Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of the registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount was released with the remaining amount once all securities were included in an effective registration statement.

●	For tax purposes, the transaction is treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $44,102,572, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to be recorded in accordance with GAAP.

●	Preferred Stock: The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.00001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2023, there were 4,221 preferred shares issued or outstanding and 14,616 preferred shares issued or outstanding on December 31, 2022.

●	Class A Common Stock: The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $0.00001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of June 30, 2023, and December 31, 2022, there were 21,453,139 and 20,815,912 shares, respectively, of Class A Common Stock issued or outstanding. As of June 30, 2023, and December 31, 2022, 3,669,504 Class A Common Stock are held by the purchasers under forward purchase agreement dated June 16, 2022, by and among the Company and such purchasers.

●	Parent-Entity Net Investment: Parent-Entity Net Investment balance in the consolidated balance sheets represents PCCU’s historical net investment in the Carved-Out Operations. For purposes of these condensed consolidated financial statements, investing requirements have been summarized as “Parent-Entity Net Investment” and represent equity as no cash settlement with PCCU is required. No separate equity accounts are maintained for SHS, SHF or the Branches.

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

EBITDA and Adjusted EBITDA have limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:

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

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss)/income	$(17,604,567)	$336,344	$(19,018,014)	$837,944
Interest expense	353,736	-	1,187,939	-
Depreciation and amortization	401,350	1,135	797,664	1,952
Taxes	(652,147)	-	(1,261,424)	-
EBITDA	$(17,501,628)	$337,479	$(18,293,835)	$839,896

Other adjustments –
Provision for credit losses	511,880	227,374	578,546	295,565
Change in the fair value of warrants	(9,789)	-	(442,937)	-
Stock option conversion	958,260	-	2,529,042	-
Impairment of goodwill and finite-lived intangible assets	16,888,739	-	16,888,739	-
Loan origination fees and costs	2,922	(653)	747	720
Adjusted EBITDA	$850,384	$564,200	$1,260,302	$1,136,181

The decrease in our income on an EBITDA and Adjusted EBITDA basis for the three and six months ended June 30, 2023, is due to increase in professional fees on account increase in compliances as well as increases in compensation, employee benefits, marketing, insurance, and additional items, as discussed under “Discussion of our Results of Operations” below. Other adjustments include estimated future credit losses not yet realized, including amounts indemnified to PCCU for loans funded by them. The Company had entered into a Loan Servicing Agreement with PCCU, pursuant to which the Company agreed to indemnify PCCU for claims associated with CRB activities including any loan default related losses for loans funded by PCCU; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

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

Six months Ended June 30		2023	2022	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$226,798,931	$142,833,436	83,965,495	58.79%
Account fees	(2)	$717,945	$468,572	249,373	53.22%
Average active accounts	(3)	1,010	595	415	69.75%
Average account balance	(4)	$224,553	$240,056	(15,503)	(6.46%)
Average fees per account	(4)	$711	$788	(77)	(9.77%)

Three months Ended June 30		2023	2022	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$230,740,605	$143,825,988	86,914,617	60.43%
Account fees	(2)	$729,160	$461,315	267,845	58.06%
Average active accounts	(3)	1,002	609	393	64.53%
Average account balance	(4)	$230,280	$236,167	(5,887)	(2.49%)
Average fees per account	(4)	$728	$757	(29)	(3.83%)

(1)	Represents the average of monthly ending account balances

(2)	Reported account activity fee revenue

(3)	Represents the average of monthly ending active accounts

(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

While the average number of accounts increased for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, the average account size and account fees decreased as we experienced some churn of larger clients replaced by smaller business. We expect this trend to shift as we lead with our lending program typically requiring borrowers to place deposits with financial institutions with which we have relationships.

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

Discussion of our Results of Operations —2023 Compared to 2022 (Six Months Ended June 30)

Revenue

Six Months Ended June 30,	2023	2022	Change ($)	Change (%)
Deposit, activity, onboarding income	$4,803,241	$2,809,764	1,993,477	70.95%
Safe Harbor Program income	40,828	87,168	(46,340)	(53.16%)
Investment income	2,837,694	377,133	2,460,561	652.44%
Loan interest income	1,071,124	249,834	821,290	328.73%
Total Revenue	$8,752,887	$3,523,899	5,228,988	148.39%

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

We have a commercial alliance agreement with PCCU (related party) where our financial institution clients invest their customer deposits into short term US treasury instruments. The investment income in our income statement reflects our share of that investment income. Investment income earned on deposits with the Federal Reserve Bank increased as a result of recent interest rate increases.

We had a Loan Servicing Agreement with PCCU (related party) where our financial institution carries the loan balances on their financial statement; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. The loan interest income reflects our share of loan interest on issued credit. Loan interest earned on the Company’s direct loans and the indemnified loans increased as the Company increases its focus on lending. For the six months ended June 30, 2023, SHF serviced fifteen loans, as compared to seven loans in the six months ended June 30, 2022.

Operating expenses

As discussed in the business reorganization section above, PCCU allocations were discontinued effective July 1, 2022, and SHF entered into both an account servicing agreement and support service agreement. There is no impact on revenue as a result of implementing these agreements.

Six months Ended June 30,	2023	2022	Change ($)	Change (%)
Compensation and employee benefits	$6,199,851	$1,517,522	$4,682,329	308.55%
General and administrative expenses	3,391,463	502,510	2,888,953	574.90%
Professional services	1,069,981	319,030	750,951	235.39%
Impairment of goodwill	13,208,276	-	13,208,276	100.00%
Impairment of finite lived intangible assets	3,680,463	-	3,680,463	100.00%
Rent expense	158,743	51,328	107,415	209.27%
Provision for credit losses	578,546	295,565	282,981	95.74%
Total operating expenses	$28,287,323	$2,685,955	$25,601,368	953.16%

Compensation and employee benefits increased on account of stock-based compensation and also the increase in the head count in anticipation of growth.

Professional services expense increased primarily due to the increase in the legal fees, audit fees, and consulting fees towards SEC filing and other ancillary reporting.

Impairment of goodwill and finite-lived intangible assets has increased on account of termination of the Master Services and Revenue Sharing Agreement with Central Bank under which the Company provided expertise and intellectual property to cannabis related businesses primarily located in Arkansas.

Provision for credit losses has increased due to increase in the loss rate and with increase in the absolute value of the loans.

General and administrative expenses increased across various categories including: i) approximately $611,381 in investment hosting fees as a result of the reorganization, ii) approximately $997,364 in increased Professional & Consultancy expense as we focus on growth, iii) approximately $795,713 in amortization and depreciation, and iv) approximately $329,881 in business insurance.

Discussion of our Results of Operations —2023 Compared to 2022 (Three Months Ended June 30)

Revenue

Three Months Ended June 30,	2023	2022	Change ($)	Change (%)
Deposit, activity, onboarding income	$2,557,410	$1,342,895	1,214,515	90.44%
Safe Harbor Program income	(10,275)	44,149	(54,424)	(123.27%)
Investment income	1,420,542	283,147	1,137,395	401.70%
Loan interest income	604,831	182,598	422,233	231.24%
Total Revenue	$4,572,508	$1,852,789	2,719,719	146.79%

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

We have a commercial alliance agreement with PCCU (related party) where our financial institution clients invest their customer deposits into short term US treasury instruments. The investment income in our income statement reflects our share of that investment income. Investment income earned on deposits with the Federal Reserve Bank increased as a result of recent interest rate increases.

We had a Loan Servicing Agreement with PCCU (related party) where our financial institution carries the loan balances on their financial statement; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. The loan interest income reflects our share of loan interest on issued credit. Loan interest earned on the Company’s direct loans and the indemnified loans increased as the Company increases its focus on lending. For the three months ended June 30, 2023, SHF serviced thirteen loans, as compared to seven loans in the three months ended June 30, 2022.

Three months Ended June 30,	2023	2022	Change ($)	Change (%)
Compensation and employee benefits	$2,540,331	$794,997	1,745,334	219.54%
General and administrative expenses	1,852,589	279,557	1,573,032	562.69%
Professional services	620,735	188,214	432,521	229.80%
Impairment of goodwill	13,208,276	-	13,208,276	100.00%
Impairment of finite lived intangible assets	3,680,463	-	3,680,463	100.00%
Rent expense	71,001	26,303	44,698	169.93%
Provision for credit losses	511,880	227,374	284,506	125.13%
Total operating expenses	$22,485,275	$1,516,445	20,968,830	1382.76%

Compensation and employee benefits increased on account of stock-based compensation and also the increase in the head count in anticipation of growth.

Professional services expense increased primarily due to the increase in the legal fees, audit fees, and consulting fees towards SEC filing and other ancillary reporting’s.

Provision for credit losses has decreased due to decrease in the loss rate and with increase in the absolute value of the loans.

Impairment of goodwill and finite lived intangible assets has increased on account of termination of the Master Services and Revenue Sharing Agreement with Central Bank under which the Company provided expertise and intellectual property to cannabis related businesses primarily located in Arkansas.

General and administrative expenses increased across various categories including: i) approximately $311,109 in investment hosting fees as a result of the reorganization, ii) approximately $534,142 in increased Professional & Consultancy expense as we focus on growth, iii) approximately $400,533 in amortization and depreciation, and iv) approximately $193,122 in business insurance.

Financial Condition

Cash and cash equivalents

Cash and cash equivalents totaled $8,239,095 and $8,390,195 as of June 30, 2023, December 31, 2022, respectively.

Cash flows

For the six months ended June 30, 2023, the Company’s cash used in operations was $945,363 compared to cash provided by $1,235,414, for the six months ended June 30, 2022. This was mainly due to increase in the operating expenses and payments of the liabilities pertaining to the reverse acquisition along with an additional amounts resulting from changes in working capital. See discussion under “Discussion of our Results of Operations” above for more information.

Contract assets and liabilities

Deferred revenue is primarily related to contract liabilities associated with the Company agreements. As of June 30, 2023, SHF reported a contract asset and liability of $1,980 and $60,382 and on December 31, 2022, SHF reported a contract asset and liability of $21,170 and $996, respectively.

Liquidity and going concern

As of June 30, 2023, the Company had $8,239,095 in cash and net working capital deficit of $9,423,796, as compared to $8,390,195 in cash and net working capital deficit of $39,340,020 at December 31, 2022. Included in the working capital deficit at June 30, 2023 and December 31, 2022 are $11,880,296 and $11,622,831, respectively, which represent the equity consideration payable towards the Abaca acquisition. The Company has also incurred an operating loss of $19,534,436 for the six-months period ended June 30, 2023.

Based upon these factors, management of the Company has determined that there is a risk of substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these condensed consolidated financial statements have been issued.

At December 31, 2022, a significant component of the working capital deficit was $25,973,017 representing the current portion of due to PCCU. As outlined above, the Company restructured the due to PCCU issuing equity and a long-term payable. As a result, this risk factor that the Company may not be able to continue as a going concern which existed at December 31, 2022 was alleviated. Despite the restructuring of the due to PCCU, at June 30, 2023, the working capital deficit substantially includes an equity commitment towards the Abaca acquisition, which is a non-cash liability amounting to $11,880,296.. These factors, however, do not fully remove substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

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

In addition to default-related credit losses, SHF continuously monitors all other circumstances pursuant to the agreement and identifies events that may necessitate a loss contingency under the Loan Servicing Agreement; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. A loss contingency is reported when it is both probable that a future event will confirm that a loss had been incurred on or before the related balance sheet date and the loss is reasonably estimable.

Stock-based compensation

The 2022 Plan (“Equity Incentive Plan”) was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in years 2023 and 2022. In conjunction with the 2022 Plan, as of June 30, 2023, the Company had granted stock options and restricted stock units which are described in more detail below:

Stock options

Stock options are awarded to encourage ownership of the Company’s common stock by employees and to provide increased incentive for employees to render services and to exert maximum effort for the success of the Company. The Company’s incentive stock options generally permit net-share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the administrator (committee appointed by board to administer the stock plans) of the applicable plan. The Company’s stock options generally have a 10-year contractual term.

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

The shares of the Company have been listed on the stock exchange for a limited period of the time and also the stock price has dropped significantly from the date of listing, based on which the Company has considered the expected volatility at 100% for the purpose of stock compensation. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

Restricted Stock Units / Restricted Stock Awards

Restricted Stock Units / Restricted Stock Awards are awarded to encourage ownership of the Company’s common stock by employees and to provide increased incentive for employees to render services and to exert maximum effort for the success of the Company. The option exercise price, vesting schedule and exercise period are determined for each grant by the administrator (committee appointed by board to administer the stock plans) of the applicable plan.

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

The shares of the Company were listed on the stock exchange for a limited period of the time and also the stock price has dropped significantly from the date of listing, based on which the Company has considered the expected volatility at 100% for the purpose of fair value calculation. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

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

Impairment of Goodwill and Finite-lived intangible assets

Goodwill

The Company’s goodwill was derived from the transaction discussed in note 4, where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually on November 15th unless any events or circumstances indicate it is more likely than not that the fair value of the goodwill is less than its carrying value.

On July 20, 2023, the Company agreed to terminate the Master Services and Revenue Sharing Agreement with Central Bank. Under the agreement, the Company provided expertise and intellectual property that allowed the Company and Central Bank to jointly serve the deposit banking needs of cannabis related businesses primarily located in Arkansas.

The agreement was originally executed by Rockview Digital Solutions, LLC, which was acquired by the Company in October 2022. The parties have agreed that termination will be effective as of October 1, 2023, allowing for an orderly transition that will have minimal impact on customer operations. The agreement, originally executed in 2018, was renewable on an annual basis and did not include any material early termination penalties.

The Company assessed several events and circumstances that could affect the significant inputs used to determine the fair value of the goodwill, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. The Company considered the decline in the operating margins and cash flow being goodwill impairment indicators and determined it appropriate to perform a quantitative assessment of the goodwill as of June 30, 2023.

The Company engaged a third-party valuation specialist to assist in the performance of the impairment analysis of the goodwill. For the interim quantitative goodwill impairment analysis performed as of June 30, 2023, the Company utilized an equally weighted combination of both an income and market approach to determine the fair value of the goodwill. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect company’s assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of the goodwill. Under the market approach, the Company estimates the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the Company. As a result of the interim goodwill impairment analysis, the goodwill was determined to have a carrying value that exceeded its fair value and therefore, a $13.21 million noncash goodwill impairment charge was recognized in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023.

Fair value determination of the goodwill requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the goodwill may include such items as: (i) an increase in the weighted-average cost of capital due to further increases in interest rates, (ii) timing and success of estimated future income, it is possible that an additional impairment charge may be recorded in the future, which could be material.

As of December 31, 2022, there were no negative indicators in the goodwill impairment that would impact the fair value of the goodwill.

The change in the carrying amount of goodwill from December 31, 2022, to June 30, 2023, is as follows:

December 31, 2022	$19,266,276
Goodwill impairment	(13,208,276)
June 30, 2023	$6,058,000

As of June 30, 2023, our accumulated goodwill impairment was $13,208,276.

Finite-lived intangible assets

The Company reviews its finite-lived intangible assets when there is a triggering event. The Company perform impairment test by comparing the fair value of finite lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value.

As of June 30, 2023, on account of the triggering event discussed in the goodwill analysis above, the Company performed a quantitative assessment of finite-lived intangible assets comprise of market related intangible, customer relationships and developed technologies.

In order to evaluate the fair value of the finite-lived intangible assets, a royalty method was applied for market related intangibles, a discounted cash flow method applied for customer relationships and a cost to re-create method for developed technologies. As a result, the Company determined that the fair value of market related intangibles and developed technologies were less than the carrying value on the reporting date. The Company recognized an impairment charge of $3.68 million in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023. There was no impairment recognized for developed technologies as the fair value was in excess of the carrying value on the June 30, 2023, reporting date.

Following is the summary of the Company’s finite-lived intangible assets as of June 30, 2023:

	Remaining Useful life in Years	December 31, 2022 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	June 30, 2023 (A+B-C-D)
Market related intangible assets	7.4 Years	2,066,918	$-	$131,250	1,865,668	$70,000
Customer relationships	9.4 Years	1,974,795	-	100,000	1,814,795	60,000
Developed technology	6.4 Years	6,579,374	-	478,572	-	6,100,802
Total intangible assets		$10,621,087	$-	$709,822	3,680,463	$6,230,802

Following is a summary of the Company’s finite-lived intangible assets as of December 31, 2022:

	Remaining Useful life in Years	December 31, 2021 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	December 31, 2022 (A+B-C-D)
Market related intangible assets	8	-	$2,100,000	$33,082	-	$2,066,918
Customer relationships	10	-	2,000,000	25,205	-	1,974,795
Developed technology	7	-	6,700,000	120,626	-	6,579,374
Total intangible assets		$-	$10,800,000	$178,913	-	$10,621,087

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

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the six months ended June 30, 2023, the Company has identified three material weaknesses within our internal controls over financial reporting related to its Revenue Recognition, Complex Financial Instruments and Credit Losses. Refer to Item 9A of this document for additional details.

Related Party Relationships

Account Servicing Agreement

The Company had an Account Servicing Agreement with PCCU. SHF provides services as per the agreement to CRB accounts at PCCU. In addition to providing the services, SHF assumed the costs associated with the CRB accounts. These costs include employees to manage account onboarding, monitoring and compliance, rent and office expense, insurance and other operating expenses necessary to service these accounts. Under the agreement, PCCU agreed to pay SHF all revenue generated from CRB accounts. Amounts due to SHF were due monthly in arrears and upon receipt of invoice. This agreement was replaced and superseded in its entirety by Commercial Alliance Agreement entered on March 29, 2023, between PCCU and the Company.

Support Services Agreement

On July 1, 2021, SHF entered into a Support Services Agreement with PCCU. In connection with PCCU hosting the depository accounts and the related loans and providing certain infrastructure support, PCCU receives (and SHF pays) a monthly fee per depository account. In addition, 25% of any investment income associated with CRB deposits is paid to PCCU. This agreement was replaced and superseded in its entirety by Commercial Alliance Agreement entered on March 29, 2023, between PCCU and the Company.

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU receives a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related credit losses as defined in the Loan Servicing Agreement. This agreement was replaced and superseded in its entirety by Commercial Alliance Agreement entered on March 29, 2023, between PCCU and the Company.

Commercial Alliance Agreement

On March 29, 2023, the Company and PCCU entered into the Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU. The Commercial Alliance Agreement replaces and supersedes in their entirety the following agreements entered into between the Company and PCCU: the Amended and Restated Loan Servicing Agreement dated September 21, 2022 (the “Loan Servicing Agreement”); the Second Amended and Restated Account Servicing Agreement dated May 23, 2022, effective February 11, 2022 (“the “Account Servicing Agreement”); and the Second Amended and Restated Support Services Agreement dated May 23, 2022, effective February 11, 2022 (the “Support Agreement”).

The Commercial Alliance Agreement sets forth the application, underwriting, loan approval, and foreclosure process for loans from PCCU to borrowers that are cannabis-related businesses and the loan servicing and monitoring responsibilities provided by the Company and PCCU. In particular, the Commercial Alliance Agreement provides for procedures to be followed upon the default of a loan to ensure that neither the Company nor PCCU will take title to or possession of any cannabis-related assets, including real property, that may be collateral for a loan funded by PCCU pursuant to the Commercial Alliance Agreement. Under the Commercial Alliance Agreement, PCCU receives a servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU and serviced by the Company, and a servicing fee at the annual rate of 0.35% of the then outstanding principal balance of each loan presented by the Company and both funded and serviced by PCCU. In addition, the Company’s is obligated by the Commercial Alliance Agreement to indemnify PCCU from certain default-related loan losses (as fully defined in the Commercial Alliance Agreement).

In addition, the Commercial Alliance Agreement provides for certain fees to be paid to the Company for certain identified account related services to include: all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system for a monthly fee equal to $30.96 per account in 2022, $25.32-$27.85 per account in 2023, and $26.08-$28.69 in 2024. In addition, as it pertains to CRB deposits held at PCCU, investment and interest income earned on these deposits (excluding interest income on loans funded by PCCU) will be shared 25% to PCCU and 75% to the Company. Finally, under the Commercial Alliance Agreement, PCCU will continue to allow its ratio of CRB-related deposits to total assets to equal at least 60% unless otherwise dictated by regulatory, regulator or policy requirements. The initial term of the Commercial Alliance Agreement is for a period of two years, with a one-year automatic renewal unless a party provides one hundred twenty days’ written notice prior to the end of the term.

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
CRB related deposits	$287,445,745	$161,138,975
Capacity at 60%	172,467,447	96,683,385
PCCU net worth	93,637,108	133,231,565
Capacity at 1.3125	122,898,704	174,866,429
Limiting capacity	122,898,704	174,866,429
PCCU loans funded	35,566,126	18,898,042
Amounts available under lines of credit	725,000	996,958
Incremental capacity	$86,607,578	$154,971,429

The revenue from operation on the statement of operations consists of the following agreement mentioned above for the three months ended June 30, 2023, and June 30, 2022:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Account servicing agreement	$-	$1,808,640	$3,261,284	$3,436,731
Commercial alliance agreement	3,411,218	-	3,411,218	-
Total	$3,411,218	$1,808,640	$6,672,502	$3,436,731

The operating expense on the statement of operations consists of the following agreement mentioned above for the three months ended June 30, 2023, and June 30, 2022:

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Support services agreement	$-	$131,742	$378,730	$215,550
Loan servicing agreement	-	3,732	11,929	5,104
Commercial alliance agreement	459,001	-	459,001	-
Total	$459,001	$135,474	$849,660	$220,654

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Prior to June 30, 2023, the Company has the following material weakness outstanding which we consider remediated as of and during the six-month ended June 30, 2023:

Going Concern: As of September 30, 2022, the Company had failed to document an analysis to identify the substantial doubt about the ability to continue as a going concern; evaluate whether the substantial doubt was alleviated by management’s plans; and disclose the going concern in the September 30, 2022 10-Q. To remediate this material weakness, the Company implemented a quarterly process with enhanced management review controls to perform and review a going concern analysis and the adequacy of disclosures within the consolidated financial statements, as applicable based on the results. The Company proceeded to collectively perform these tasks during the fourth quarter of 2022 and first quarter of 2023 by continuing to retain a CPA firm (onboarded during the latter part of the third quarter of 2022) to assist with the preparation of the analysis pursuant to the Company’s ability to continue as a going concern and prepare applicable disclosures. The analysis and disclosures are then assessed by senior management of the Company performing review of the documentation and disclosures. As such, the Company has remediated this material weakness as of March 31, 2023.

Deferred Tax Asset: The Company failed to update the deferred tax calculation as of September 30, 2022 using actual amounts from the business combination due to ineffective management review controls over the income tax provision. To remediate this material weakness, the Company implemented a quarterly control to calculate and review the Deferred Tax Asset, evaluate the necessity for any valuation allowance, and reconcile it to the general ledger. The Company proceeded to collectively perform these tasks during the fourth quarter of 2022 and first quarter of 2023 by retaining a CPA firm in the United States to assist in the preparation of the tax provision and tax compliance work along with management’s independent review of the quarterly income tax provision and valuation of the Deferred Tax Asset. The analysis and disclosures are then assessed by senior management of the Company performing a review of the documentation and disclosures. As such, the Company has remediated this material weakness as of June 30, 2023.

We consider the following material weaknesses to be outstanding as of June 30, 2023:

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

To remediate this material weakness, the Company has implemented a monthly process with enhanced management review controls to perform and review revenue recognition. The analysis and disclosures are assessed by senior management of the Company performing review of the documentation and disclosures.

Complex Financial Instruments: During fiscal year 2022 and the three months ending June 30, 2023, the Company had a material weakness with regard to the ineffectiveness in management review controls of the accounting and valuation of complex financial instruments (warrants, Forward Purchase Agreement, and stock-based compensation).

To remediate this material weakness, the Company has implemented a quarterly process with enhanced management review controls to perform and review complex financial instruments. The analysis and disclosures are assessed by senior management of the Company performing review of the documentation and disclosures.

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

To remediate this material weakness, the Company enhanced the allowance model documentation prior to the June 30, 2023, 10-Q filing, and has implemented a quarterly process with enhanced management review controls to perform and review CECL. The analysis and disclosures are assessed by senior management of the Company performing review of the documentation and disclosures.

Changes in Internal Control over Financial Reporting

Other than as noted above in the June 30, 2023 material weaknesses, there was no change in our internal control over financial reporting that occurred during the six month ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors disclosed by us under Part I, Item 1A. Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None, except as previously disclosed in the Company’s Current Reports on Form 8-K.

(b) Use of Proceeds from the Public Offering

None.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

On July 20, 2023, the Company agreed to terminate the Master Services and Revenue Sharing Agreement with Central Bank. Under the agreement, the Company provided expertise and intellectual property that allowed the Company and Central Bank to jointly serve the deposit banking needs of cannabis related businesses primarily located in Arkansas.

The agreement was originally executed by Rockview Digital Solutions, LLC, which was acquired by the Company in October 2022. The parties have agreed that termination will be effective as of October 1, 2023, allowing for an orderly transition that will have minimal impact on customer operations. The agreement, originally executed in 2018, was renewable on an annual basis and did not include any material early termination penalties.

On June 30, 2023, the Company’s goodwill and finite lived intangible assets were measured at fair value as result of impairment triggered due to termination of the Master Services and Revenue Sharing Agreement with Central Bank. The fair value of goodwill was measured using third-party valuation models with an equally weighted combination of both an income and market approach. The income approach consists of a discounted cash flow model which is based on the present value of projected cash flows. The discounted cash flow model reflects the Company’s assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of the Company. Under the market approach, the Company estimates the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the Company. In order to evaluate the fair value of the finite-lived intangible assets, a royalty method was applied for market related intangibles, a discounted cash flow method applied for customer relationships and a cost to re-create method for developed technologies. (Refer to note 5 - Goodwill and Finite-lived intangible assets.)

As a result of the interim impairment analysis, the goodwill, market related intangible assets and customer relationships was determined to have a carrying value that exceeded its fair value and therefore, a $13.21 million, $1.87 million and $1.82 million, respectively were recognized as impairment expense in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2023.

Fair value determination of the goodwill, market related intangible assets and customer relationships requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of these assets may include such items as: (i) an increase in the weighted-average cost of capital due to further increases in interest rates, (ii) timing and success of estimated future income, it is possible that an additional impairment charge may be recorded in the future, which could be material. The expense accounted for in relation to impairment will be non-cash and the Company does not anticipate any cash expenditure in relation to the impairment loss which would need to be incurred in the future.

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

Signature	Title	Date

	Chief Executive Officer	August 14, 2023
Sundie Seefried

	Chief Financial Officer	August 14, 2023
James H. Dennedy

