Form 10-Q
period 2023-09-30
SHF Holdings, Inc.
filed 2023-11-14
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number: 001-40524

SHF Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2409612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1526 Cole Blvd., Suite 250 Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 431-3435

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SHFS	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	SHFSW	The Nasdaq Stock Market LLC

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

As of November 14, 2023, there were outstanding 46,593,317 shares of the Company’s Class A Common Stock, $0.0001 par value per share.

SHF HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022.	1
	Condensed Consolidated Statement of Operations (Unaudited) for the three and nine months ended September 30, 2023 and September 30, 2022.	2
	Condensed Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2023, and September 30, 2022.	3-4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023, and September 30, 2022.	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 4.	Controls and Procedures	63
PART II - OTHER INFORMATION:		65
Item 1.	Legal Proceedings	65
Item 1A.	Risk Factors	65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	65
Item 6.	Exhibits	66

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,948,644	$8,390,195
Accounts receivable – trade	1,312,900	1,401,839
Contract assets	2,115	21,170
Prepaid expenses – current portion	189,488	175,585
Accrued interest receivable	123,282	40,266
Short-term loans receivable, net	12,166	51,300
Other current assets	-	150,817
Total Current Assets	$10,588,595	$10,231,172
Long-term loans receivable, net	304,967	1,250,691
Property, plant and equipment, net	126,363	49,614
Operating lease right to use assets	898,945	1,016,198
Goodwill	6,058,000	19,266,276
Intangible assets, net	5,985,773	10,621,087
Deferred tax asset	43,198,800	51,593,302
Prepaid expenses – long term position	614,120	712,500
Forward purchase receivable	4,584,221	4,584,221
Security deposit	18,501	17,795
Total Assets	$72,378,285	$99,342,856
LIABILITIES AND PARENT-ENTITY NET INVESTMENT AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$933,719	$2,851,457
Accrued expenses	1,323,651	6,354,485
Contract liabilities	63,402	996
Lease liabilities – current	122,508	20,124
Senior secured promissory note – current portion	2,731,369	-
Deferred consideration – current portion	14,722,147	14,359,822
Due to seller - current portion	-	25,973,017
Other current liabilities	72,912	11,291
Total Current Liabilities	$19,969,708	$49,571,192
Warrant liability	1,084,308	666,510
Deferred consideration – long term portion	2,857,891	2,747,592
Forward purchase derivative liability	7,309,580	7,309,580
Due to seller – long term portion	-	30,976,783
Senior secured promissory note—long term portion	11,768,631	-
Lease liabilities – long term	898,745	1,008,109
Deferred underwriter fee	-	1,450,500
Indemnity liability	1,465,455	499,465
Total Liabilities	$45,354,318	$94,229,731
Commitment and Contingencies (Note 15)
Parent-Entity Net Investment and Stockholders’ Equity

Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 3,811 and 14,616 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	-	1
Class A common stock, $.0001 par value, 130,000,000 shares authorized, 46,593,317 and 23,732,889 issued and outstanding on September 30, 2023 and December 31, 2022, respectively	4,660	2,374
Additional paid in capital	98,704,114	44,806,031
Retained deficit	(71,684,807)	(39,695,281)
Total Parent-Entity Net Investment and Stockholders’ Equity	$27,023,967	$5,113,125
Total Liabilities and Parent-Entity Net Investment and Stockholders’ Equity	$72,378,285	$99,342,856

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2023	2022	2023	2022

Revenue	$4,332,974	$2,379,314	$13,085,861	$5,903,213

Operating Expenses
Compensation and employee benefits	$2,069,910	$865,595	$8,269,761	$2,383,117
General and administrative expenses	1,482,792	373,695	4,874,255	856,205
Impairment of goodwill	-	-	13,208,276	-
Impairment of finite-lived intangible assets	-	-	3,680,463	-
Professional services	361,804	195,464	1,431,785	534,494
Rent expense	87,951	30,759	246,694	82,087
Provision (benefit) for credit losses	(200,932)	88,345	377,614	383,910
Total operating expenses	$3,801,525	$1,553,858	$32,088,848	$4,239,813
Operating (loss) income	531,449	825,456	(19,002,987)	1,663,400
Other expenses (income)
Interest expense	356,840	36,002	1,544,779	36,002
Change in fair value of forward purchase option derivative liability	-	601,691	-	601,691
Change in fair value of warrant liability	860,735	(868,472)	417,798	(868,472)
Total other expenses	$1,217,575	$230,779	$1,962,577	$230,779
Net (loss) income before income tax	(686,126)	1,056,235	(20,965,564)	1,894,179
Income tax (benefit) expense	61,941	-	(1,199,483)	-
Net (loss) income	$(748,067)	$1,056,235	$(19,766,081)	$1,894,179
Weighted average shares outstanding, basic	49,257,988	18,715,912	38,725,273	18,715,912
Basic net (loss) income per share	$(0.02)	$0.06	$(0.51)	$0.10
Weighted average shares outstanding, diluted	49,257,988	20,760,912	38,725,273	20,760,912
Diluted (loss) income per share	$(0.02)	$0.05	$(0.51)	$0.09

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF PARENT-ENTITY NET INVESTMENT AND STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent- Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	deficit	Equity
Balance, June 30, 2023	4,221	$-	46,265,317	$4,627	$97,923,103	$-	$(70,577,990)	$27,349,740
Conversion of PIPE shares	(410)	-	328,000	33	358,717	-	(358,750)	-
Restricted stock units	-	-	-	-	33,735	-	-	33,735
Stock option conversion	-	-	-	-	388,559	-	-	388,559
Net loss	-	-	-	-	-	-	(748,067)	(748,067)
Balance, September 30, 2023	3,811	$-	46,593,317	$4,660	$98,704,114	$-	$(71,684,807)	$27,023,967

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent- Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	deficit	Equity
Balance, June 30, 2022	-	$-	-	$-	$-	$8,312,043	$-	$8,312,043
Issuance of shares in connection with Business Combination and PIPE offering, net of issuance costs	20,450	2	18,715,912	1,872	30,451,696	(9,124,297)	-	21,329,273
Net profit	-	-	-	-	-	812,254	243,981	1,056,235
Balance, September 30, 2022	20,450	$2	18,715,912	$1,872	$30,451,696	$-	$243,981	$30,697,551

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF PARENT-ENTITY NET INVESTMENT AND STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent- Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	deficit	Equity
Balance, December 31, 2022	14,616	$1	23,732,889	$2,374	$44,806,031	$-	$(39,695,281)	$5,113,125
Reversal of deferred underwriting cost	-	-	-	-	900,500	-	-	900,500
Cumulative effect from adoption of CECL	-	-	-	-	-	-	(581,321)	(581,321)
Conversion of PIPE shares	(10,805)	(1)	10,394,200	1,039	11,641,086	-	(11,642,124)	-
Restricted stock units	-	-	1,266,228	127	1,243,446	-	-	1,243,573
Stock option conversion	-	-	-	-	1,707,763	-	-	1,707,763
Issuance of shares to PCCU (net of tax)	-	-	11,200,000	1,120	38,405,288	-	-	38,406,408
Net loss	-	-	-	-	-	-	(19,766,081)	(19,766,081)
Balance, September 30, 2023	3,811	$-	46,593,317	$4,660	$98,704,114	$-	$(71,684,807)	$27,023,967

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent- Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$7,339,101	$-	$7,339,101

Contribution from parent	-	-	-	-	-	134,998	-	134,998
Issuance of shares in connection with Business Combination and PIPE offering, net of issuance costs	20,450	2	18,715,912	1,872	30,451,696	(9,124,297)	-	21,329,273
Net income	-	-	-	-	-	1,650,198	243,981	1,894,179
Balance, September 30, 2022	20,450	$2	18,715,912	$1,872	$30,451,696	$-	$243,981	$30,697,551

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,766,081)	$1,894,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,086,535	3,576
Stock compensation expense	2,951,336	-
Interest expense	1,544,780	-
Provision for credit losses	377,614	383,910
Lease expense	110,273	-
Impairment of goodwill	13,208,276	-
Impairment of finite-lived intangible assets	3,680,463	-
Deferred tax benefit	(1,199,483)	(266,781)
Change in fair value of warrant	417,798	-
Changes in operating assets and liabilities:
Accounts receivable	88,937	(290,361)
Contract assets	19,055	10,641
Prepaid expenses	84,477	(20,457)
Accrued interest receivable	(83,017)	(17,866)
Deferred underwriting payable	(550,000)	-
Other current assets	150,817	-
Accounts payable	(1,856,117)	116,050
Accrued expenses	(552,395)	153,662
Deferred loan origination fees	-	-
Contract liabilities	62,406	6,250
Security deposit	(706)	(5,036)
Net cash (used in) provided by operating activities	(225,032)	1,967,767

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(208,434)	(13,735)
Funding of other investment	-	(500,000)
Repayment of loans receivable, net	991,914	35,241
Net cash provided by (used in) investing activities	783,480	(483,530)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from reverse capitalization, net of transaction costs	-	287,834
Net cash provided by financing activities	-	287,834

Net increase in cash and cash equivalents	558,449	1,777,107
Cash and cash equivalents – beginning of period	8,390,195	5,495,905
Cash and cash equivalents – end of period	$8,948,644	$7,273,012

Supplemental disclosure
Shares issued for the settlement of PCCU debt obligation	$38,406,408	$-
Cumulative effect from adoption of CECL	581,321	-
Interest payment on senior secured promissory note	260,007	-
Reversal of deferred underwriting cost	900,500	-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business Operations

Business Description

The Company originated as business operations conducted through Partner Colorado Credit Union (“PCCU”), which were transferred to SHF LLC (“SHF”), then an indirect wholly owned subsidiary of PCCU.

SHF Holdings, Inc. (the “Company”), formerly known as Northern Lights Acquisition Corp. (“NLIT”), acquired all of the outstanding membership interests of SHF in a transaction that closed on September 28, 2022 (the “Business Combination”). The Business Combination was consummated pursuant to a Unit Purchase Agreement dated February 11, 2022 (the “Business Combination Agreement”) among SHF, SHF Holding Co., LLC (the direct parent of SHF and a wholly owned subsidiary of PCCU), PCCU, NLIT, a special purpose acquisition company, and its sponsor, 5AK, LLC. Subsequent to the completion of the Business Combination, NLIT changed its name to “SHF Holdings, Inc.” In this quarterly report on Form 10-Q (the “Quarterly Report”), we use the terms “we,” “us,” “our” and the “Company” to refer to the business and operations of SHF Holdings, Inc. following the closing of the Business Combination. (Refer to Note 3 to the Unaudited Condensed Consolidated Financial Statements.)

SHF was formed by PCCU following the approval of the contribution of certain assets and operating activities associated with operations from both certain branches and Safe Harbor Services, a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, with PCCU’s investment in SHF maintained at the SHF Holding, Co., LLC level (the “reorganization”). The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all of the employees engaged in the operations and certain PCCU employees were terminated from PCCU and hired as SHF employees. Collectively, Oldco, the relevant operations of the PCCU branches, and SHF, represent the “Carved-Out Operations.” After the reorganization, the entirety of the Carved-Out Operations were owned by SHF and Oldco was dissolved. In addition, effective July 1, 2021, SHF entered into an Account Servicing Agreement and Support Services Agreement with PCCU, which memorialized the operational relationship between SHF and PCCU and which were subsequently amended and restated and are discussed in Note 9 to the Unaudited Condensed Consolidated Financial Statements.

On September 28, 2022, the parties consummated the Business Combination, resulting in NLIT acquiring all of the issued and outstanding membership interests of SHF upon exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash, $56,949,801 of which will be paid on a deferred basis. At the closing, 1,831,683 shares of the Class A Common Stock were deposited with an escrow agent to be held in escrow for a period of 12 months following the closing date to satisfy potential indemnification claims of the parties. On September 30, 2023, the 12 month period has expired, and the Company is in discussion with the escrow agent for the release those shares. For more information about the Business Combination, refer to Note 3 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. As a result of the Business Combination, PCCU is the Company’s largest stockholder, owning 46.37% of the Company’s outstanding Class A Common Stock.

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

Pursuant to the Abaca Merger Agreement, as amended, the Company acquired Abaca together with its proprietary financial technology platform in exchange for $30,000,000, paid in a combination of cash and shares of the Company as follows: (a) cash consideration in an amount equal to (i) $9,000,000 ($3,000,000 was payable at the closing of the Mergers (the “Merger Closing”), with an additional $3,000,000 payable at each of the one-year and two-year anniversaries of the Merger Closing), (collectively, the “Cash Consideration”); and (b) 2,100,000 shares of Class A Common Stock at the Closing Date and $12,600,000 (minus an outstanding note balance of $500,000, plus accrued interest) in shares of Class A Common Stock at the one-year anniversary of the Merger Closing based on a 10-day VWAP (collectively, the “Share Consideration”). Each of the Company, the Merger Subs, and Abaca provided customary representations, warranties and covenants in the Agreement. The Abaca Merger Agreement has been subsequently amended. Please see Note 23 (Subsequent Events) to the financial statements below for additional information.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

i. Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Material estimates that are particularly subject to change in the near term include the determination of the allowance for credit losses, indemnification liabilities, valuation and useful lives of intangibles and the fair value of financial instruments. Actual results could differ from the estimates.

ii. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2023. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2022, and 2021 included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

iii. Liquidity and Going Concern

As of September 30, 2023, the Company had $8,948,644 in cash and net working capital deficit of $9,381,113, as compared to $8,390,195 in cash and net working capital deficit of $39,340,020 at December 31, 2022. Included in the working capital deficit at September 30, 2023 and December 31, 2022 are $12,011,163 and $11,622,831, respectively, which represent the equity consideration payable towards the Abaca acquisition. The Company has also earned an operating profit of $531,449 for the three months ended September 30, 2023 and incurred an operating loss of $19,002,987 for the nine months ended September 30, 2023.

Based upon these factors, management of the Company has determined that there is a risk of substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these unaudited condensed consolidated financial statements have been issued.

At December 31, 2022, a significant component of the working capital deficit was $25,973,017 representing the current portion of due to PCCU. As outlined above, the Company restructured the due to PCCU issuing equity and a long-term payable. As a result, this risk factor that the Company may not be able to continue as a going concern which existed at December 31, 2022 was alleviated. Despite the restructuring of the due to PCCU, at September 30, 2023, the working capital deficit includes an equity commitment towards the Abaca acquisition, which is a non-cash liability amounting to $12,011,163. These factors, however, do not fully remove substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern as a result of this uncertainty.

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

The Company had only one loan on its balance sheet as of September 30, 2023, which comprises 100% of the total loan balance. The Company also indemnified 11 loans as of September 30, 2023; one of these indemnified loans constitute16% of the total balance.

vi. Accounts Receivable-PCCU and Allowance for Doubtful Accounts

Accounts receivable are recorded based on account fee schedules. While fees are generated from individual CRB related accounts, amounts are initially collected by the financial institutional partners and remitted in the subsequent month. As of September 30, 2023, and December 31, 2022, 77% and 85% of the Accounts Receivable, respectively, is due from PCCU. The Company maintains allowances for doubtful accounts for estimated losses as a result of a customers’ inability to make required payments. The Company estimates anticipated losses from doubtful accounts based on days past due as measured from the contractual due date and historical collection history. The Company also takes into consideration changes in economic conditions that may not be reflected in historical trends, for example customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

At September 30, 2023 and December 31, 2022, there were no recorded allowances for doubtful accounts on accounts receivables.

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

Past-due status is based on the contractual terms of the loans. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if the collection of principal and interest is considered doubtful. Interest income is not recognized by the Company in such cases.

viii. Allowance for Credit Losses (ACL)

On January 1, 2023, the Company adopted Accounting Standards Codification Topic 326 – Financial Instruments – Credit Losses (ASC Topic 326), which replaced the incurred loss methodology for estimated probable credit losses with an expected credit loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.

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

x. Net Deferred Loan Origination Fees and Cost

When included with a new loan origination, the Company receives loan origination fees in conjunction with new loans funded and any indemnified liabilities which are not recorded on the balance sheet from the Company financial institution partners. Where applicable, the loan origination fee is netted with loan origination costs associated with originating a specific loan. These loan origination costs are typically incremental direct costs (non-reimbursed) paid to third parties. Net loan origination fees are initially deferred and recognized as interest income utilizing the interest method.

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

xii. Property and Equipment, net

Property and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation is provided over the assets’ useful lives on a straight-line basis 4-5 years for equipment and furniture and fixtures. Repairs and maintenance costs are expensed as incurred.

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

As of September 30, 2023, the Company reported contract assets and contract liabilities of $2,115 and $63,402, respectively, from contracts with customers. As of December 31, 2022, the Company reported a contract asset and liability of $21,170 and $996, respectively.

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

ASC Topic 740 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Adopted Standards

Simplifying the impairment test for Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04, as amended, is effective for annual reporting periods beginning after December 15, 2019, for SEC filers, excluding entities eligible to be smaller reporting companies (for whom the effective periods begin after December 15, 2022), including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2023, with no material impact; however, the standard was applied to the impairment analyses noted in Note 5 of the financial statements below.

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

Troubled Debt Restructurings and Vintage Disclosures

This Accounting Standard Update (ASU 2022-02) eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. For entities that have adopted ASU 2016-13, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company did not adopt ASU 2022-02 as of December 31, 2022; however, it has adopted this standard as of January 1, 2023 and the ASU has not had a material impact on the Company’s unaudited condensed consolidated financial statements.

Standards Pending to be Adopted

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

This Accounting Standard Update (ASU 2022-03) clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring fair value. Recognizing a contractual restriction on the sale of an equity security as a separate unit of account is not permitted. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its unaudited condensed consolidated financial statements.

Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

This Accounting Standard Update (ASU 2022-06) defers the Sunset Date of ASC Topic 848, Reference Rate Reform (Topic 848), which provides temporary optional relief in accounting for the impact of Reference Rate Reform. This ASU is effective upon issuance (December 21, 2022) and generally can be applied through December 31, 2024. The Company does not expect this ASU to have a material impact on its unaudited condensed consolidated financial statements.

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

●	Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the business combination was approximately $10.85 million.

●	Approximately $56.9 million of the $70 million of cash proceeds due to PCCU was deferred and is due to the Seller. Approximately $21.9 million of the amount was due to PCCU beginning December 15, 2022. The residual $35 million is due in six quarterly instalments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 4.71%. A sum of 1,200,000 founder shares were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of SHF amounting to $9,124,297 on the date of business combination was transferred to additional paid in capital.

●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred were converted into 2,045,000 shares of Class A Stock at a purchase price of $10.00 per share of Class A Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount was released with the remaining amount once all securities are included in an effective registration statement.

●	For tax purposes, the transaction is treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $44,102,572, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to be recorded in accordance with GAAP.

●	Preferred Stock: The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023, there were 3,811 preferred shares issued and outstanding and 14,616 preferred shares issued and outstanding on December 31, 2022. The holders of preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal(on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $ 10.00 per share of Class A Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $2.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price. Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders the reduction in the floor conversion price of the outstanding preferred stock from $2.00 per share to $1.25 per share.

●	Class A Common Stock: The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of December 31, 2022, and September 30, 2023 there were 23,732,889 and 46,593,317 shares, respectively, of Class A Common Stock issued or outstanding. As of September 30, 2023, and December 31, 2022, 3,669,504 Class A Common Stock are held by the purchasers under forward purchase agreement (dated June 16, 2022), by and among the Company and such purchasers.

●	The fair value of net assets on September 28, 2022 in the books of NLIT are as follows:

Cash & Cash Equivalents	$2,879
Prepaid Expense	15,000
Cash held in Trust	118,738,861
Deferred offering cost	266,240
Accounts Payable	(1,374,021)
Accrued Expense	(1,202,164)
Advance from sponsor	(1,150,000)
Deferred underwriter payable	(4,025,000)
Forward purchase derivative	(795,942)
Warrant Liability	(1,394,453)
Class A Common Stock subject to possible redemption	(79,259,819)
Fair value of net assets acquired	$29,821,581

●	The following table summarizes the total fair value of consideration:

Company’s Class A common stock comprises of 11,386,139 shares	$115,000,000
Cash consideration	13,050,199
Deferred cash consideration	56,949,801
Total fair value of consideration	$185,000,000

Parent-Entity Net Investment: Parent-Entity Net Investment balance in the consolidated balance sheets represents PCCU’s historical net investment in the Carved-Out Operations. For purposes of these unaudited condensed consolidated financial statements, investing requirements have been summarized as “Parent-Entity Net Investment” and represent equity as no cash settlement with PCCU is required. No separate equity accounts are maintained for SHS, SHF or the Branches.

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

Had the acquisition of Abaca occurred on January 1, 2022, there would not have been a significant impact on the consolidated operating sales revenues and net earnings for the three months and nine months ended September 30, 2022. Acquisition costs of $236,200 were incurred and recognized in acquisition related costs in the year of acquisition.

On October 26, 2023, the Company and the Abaca stockholders entered into the second amendment to the Abaca merger agreement to redefine the deferred cash consideration payable on the one-year and two-year anniversaries of the merger closing and the future stock consideration payable on the one-year anniversary of the merger closing (refer to footnote 23 “Subsequent Event”).

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

The Company engaged a third-party valuation specialist to assist in the performance of the impairment analysis of the goodwill. For the interim quantitative goodwill impairment analysis performed as of June 30, 2023, the Company utilized an equally weighted combination of both an income and market approach to determine the fair value of the goodwill. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect company’s assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of the Company. Under the market approach, the Company estimates the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the Company. As a result of the interim goodwill impairment analysis, the goodwill was determined to have a carrying value that exceeded its fair value and therefore, $13.21 million noncash goodwill impairment charge was recognized in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023.

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

As of December 31, 2022, and September 30, 2023, there were no negative indicators in the goodwill impairment that would impact the fair value of the goodwill.

The change in the carrying amount of goodwill from December 31, 2022, to September 30, 2023, is as follows:

December 31, 2022	$19,266,276
Goodwill impairment	(13,208,276)
September 30, 2023	$6,058,000

As of September 30, 2023, the Company’s accumulated goodwill impairment was $13,208,276.

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

In order to evaluate the fair value of the finite-lived intangible assets, a royalty method was applied for market related intangibles, a discounted cash flow method applied for customer relationships and a cost to re-create method for developed technologies. As a result, the Company determined that the fair value of market related intangibles and customer relationships were less than the carrying value on the reporting date. The Company recognized an impairment charge of $3.68 million in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2023. There was no impairment recognized for developed technologies as the fair value was in excess of the carrying value on the September 30, 2023, reporting date.

Following is the summary of the Company’s finite-lived intangible assets as of September 30, 2023:

	Remaining Useful life in Years	December 31, 2022 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	September 30, 2023 (A+B-C-D)
Market related intangible assets	7.1 Years	2,066,918	$-	$133,641	1,865,668	$67,609
Customer relationships	9.1 Years	1,974,795	-	101,612	1,814,795	58,388
Developed technology	6.1 Years	6,579,374	-	719,598	-	5,859,776
Total intangible assets		$10,621,087	$-	$954,851	3,680,463	$5,985,773

Following is a summary of the Company’s finite-lived intangible assets as of December 31, 2022:

	Remaining Useful life in Years	December 31, 2021 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	December 31, 2022 (A+B-C-D)
Market related intangible assets	8	-	$2,100,000	$33,082	-	$2,066,918
Customer relationships	10	-	2,000,000	25,205	-	1,974,795
Developed technology	7	-	6,700,000	120,626	-	6,579,374
Total intangible assets		$-	$10,800,000	$178,913	-	$10,621,087

Note 6. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	September 30, 2023	December 31, 2022
Commercial real estate loans receivable, gross	$407,535	$1,432,560
Less: loan origination charges	(75,969)	(109,081)
Commercial real estate loans receivable, net	331,566	1,323,479
Allowance for credit losses	(14,433)	(21,488)
Commercial real estate loans receivable, net	$317,133	$1,301,991
Current portion	$(12,166)	$(51,300)
Noncurrent portion	$304,967	$1,250,691

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed to be sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the loan portfolio. The Company’s estimated the allowance for credit losses on the reporting date in accordance with the credit loss policy described in Note 2.

The allowance for credit losses consists of the following activity for the three and nine months ended September 30, 2023 and September 30, 2022:

Nine months ended September 30,	September 30, 2023	September 30, 2022
Allowance for credit losses
Beginning balance	$21,488	$14,741
Cumulative effect from adoption of CECL	14,980	-
Charge-offs	-	-
Recoveries	-	-
(Benefits) Provision	(22,035)	6,905
Ending balance	$14,433	$21,646

Three months ended September 30,	September 30, 2023	September 30, 2022
Allowance for credit losses
Beginning balance	$19,169	$21,801
Cumulative effect from adoption of CECL	-	-
Charge-offs	-	-
Recoveries	-	-
Benefits	(4,736)	(155)
Ending balance	$14,433	$21,646

Loans receivable:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	407,535	1,443,060
	$407,535	$1,443,060
Allowance for credit losses:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	14,433	21,646
	$14,433	$21,646

At September 30, 2023 and December 31, 2022, no loans were past due, classified as non-accrual or considered impaired.

Credit quality of loans:

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. All the loans outstanding on September 30, 2023 and December 31, 2022, are evaluated based on their payment status, which is considered as the most meaningful indicator of credit quality.

Note 7. Indemnification liability

As discussed at Note 9 to the unaudited condensed consolidated financial statements, and pursuant to PCCU Agreements, PCCU funds loans through a third-party vendor. Under the Commercial Alliance Agreement, PCCU’s receives a servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU and serviced by the Company, and a servicing fee at the annual rate of 0.35% of the then outstanding principal balance of each loan presented by the Company and both funded and serviced by PCCU. The below schedule details outstanding amounts funded by PCCU and categorized as either collateralized loans or unsecured loans and lines of credit.

	September 30, 2023	December 31, 2022
Secured term loans	$40,939,996	$18,400,000
Unsecured loans and lines of credit	421,640	498,042
Total loans funded by Parent	$41,361,636	$18,898,042

Secured loans contained an interest rate ranging from 7% to 12%. Unsecured loans and lines of credit contain variable rates ranging from Prime +1.50 % to Prime +6.00%. Unsecured lines of credit had incremental availability of $525,000 and $996,958 at September 30, 2023 and December 31, 2022.

SHF has agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date. The Company’s estimated indemnity liability on the reporting date was calculated in accordance with the allowance for credit loss policy described in Note 2.

The indemnity liability activity are as follows:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Beginning balance	$499,465	$-
Cumulative effect from adoption of CECL	566,341	-
Charge-offs	-	-
Recoveries	-	-
Provision	399,649	377,005
Ending balance	$1,465,455	$377,005

All loans were current and considered performing at September 30, 2023 except one loan which was identified pursuant to potential default on January 5, 2023, and placed on non-accrual status. The Company’s management was informed that an indemnified loan, having an outstanding balance of $3.1 million, was past due pursuant to its December 2022 payment. The guarantor on the loan stated to management that the borrower is out of money due to business losses. The Company is discussing workout options with the borrower.

The above-mentioned loan is now greater than 120 days delinquent and is included in the Company’s CECL methodology to calculate management’s best estimate of credit losses in relation to this loan and the overall loan portfolio on a collective basis.

Credit quality of indemnified loans:

As part of the on-going monitoring of the credit quality of the Company’s indemnified loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. All the indemnified loans outstanding on September 30, 2023 and December 31, 2022 are evaluated based on their payment status, which is considered as the most meaningful indicator of credit quality.

SHF has agreed to indemnify PCCU from all claims related to SHF’s cannabis-related business. Other than potential credit losses, no other circumstances were identified meeting the requirements of a loss contingency.

The provision for credit losses on the statement of operations consists of the following activity for the three months ended September 30, 2023 and September 30, 2022:

	September 30, 2023			September 30, 2022
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$(4,736)	(196,196)	(200,932)	$(155)	$88,500	$88,345

The provision for credit losses on the statement of operations consists of the following activity for the nine months ended September 30, 2023 and September 30, 2022:

	September 30, 2023			September 30, 2022
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$(22,035)	$399,649	$377,614	$6,905	$377,005	$383,910

Note 8. Property and equipment, net

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022
Equipment	$45,397	$45,397
Software	51,692	51,692
Improvement	71,635	71,635
Office furniture	215,504	7,070
	384,228	175,794
Less: accumulated depreciation	(257,865)	(126,180)
Property and equipment, net	$126,363	$49,614

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

Commercial Alliance Agreement

On March 29, 2023, the Company and PCCU entered into the Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU. The Commercial Alliance Agreement replaces and supersedes in their entirety the following agreements entered: the Amended and Restated Loan Servicing Agreement (dated September 21, 2022) between the Company and PCCU (the “Loan Servicing Agreement”); the Second Amended and Restated Account Servicing Agreement (“the “Account Servicing Agreement”, dated May 23, 2022, effective February 11, 2022); and the Second Amended and Restated Support Services Agreement (the “Support Agreement”, dated May 23, 2022, effective February 11, 2022).

The Commercial Alliance Agreement sets forth the application, underwriting, loan approval, and foreclosure process for loans from PCCU to borrowers that are cannabis-related businesses and the loan servicing and monitoring responsibilities provided by the Company and PCCU. In particular, the Commercial Alliance Agreement provides for procedures to be followed upon the default of a loan to ensure that neither the Company nor PCCU will take title to or possession of any cannabis-related assets, including real property, that may be collateral for a loan funded by PCCU pursuant to the Commercial Alliance Agreement. Under the Commercial Alliance Agreement, PCCU receives a servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded by PCCU and serviced by the Company. A servicing fee at the annual rate of 0.35% of the then-outstanding principal balance of each loan presented by the Company is also added, and both are funded and serviced by PCCU. In addition, the Company is obligated by the Commercial Alliance Agreement to indemnify PCCU from certain default-related loan losses (as fully defined in the Commercial Alliance Agreement).

In addition, the Commercial Alliance Agreement provides for certain fees to be paid to the Company’s for certain identified account related services to include: all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system for a monthly fee equal to $30.96 per account in 2022, $25.32-$27.85 per account in 2023, and $26.08-$28.69 in 2024. In addition, as it pertains to CRB deposits held at PCCU, investment and interest income earned on these deposits (excluding interest income on loans funded by PCCU) will be shared 25% to PCCU and 75% to the Company. Finally, under the Commercial Alliance Agreement, PCCU will continue to allow its ratio of CRB-related deposits to total assets to equal at least 60% unless otherwise dictated by regulatory, regulator or policy requirements. The initial term of the Commercial Alliance Agreement is for a period of two years, with a one-year automatic renewal unless a party provides 120 days’ written notice prior to the end of the term.

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
CRB related balance	$149,214,676	$161,138,975
Capacity at 60%	89,528,805	104,740,334
PCCU net worth	84,642,765	133,231,565
Capacity at 131.25%	111,093,629	174,866,429
Limiting capacity	89,528,805	174,866,429
PCCU loans funded	41,334,145	18,898,042
Amounts available under lines of credit	525,000	996,958
Incremental capacity	$47,669,660	$154,971,429

The revenue from the following agreements appearing in the statement of operations for the three and nine months ended September 30, 2023, and September 30, 2022, are as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Account servicing agreement	$-	$2,340,716	$3,261,284	$5,777,446
Commercial alliance agreement	3,380,128	-	6,791,346	-
Total	$3,380,128	$2,340,716	$10,052,630	$5,777,446

The operating expense from the following agreements appearing in the statement of operations for the three and nine months ended September 30, 2023, and September 30, 2022, are as follows:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Support services agreement	$-	$204,535	$378,730	$420,085
Loan servicing agreement	25,120	9,160	53,790	14,264
Commercial alliance agreement	328,668	-	770,928	-
Total	$353,788	$213,695	$1,203,448	$434,349

Issuance of shares to PCCU

On March 29, 2023, the Company and PCCU entered into the following definitive transaction documents to settle and restructure the deferred obligation:

●	A five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company.

●	A Securities Issuance Agreement, pursuant to which the Company issued 11,200,000 shares of the Company’s Class A Common Stock to PCCU. Following the issuance of the Shares, PCCU owns approximately 46% of the outstanding Class A Common Stock. In connection with the Securities Issuance Agreement, the parties also entered into a Registration Rights Agreement and a Lock-Up Agreement.

●	The Registration Rights Agreement requires the Company to register the Shares for resale pursuant to the Securities Act of 1933, as amended (the “Securities Act”); and the Lock-Up Agreement restricts PCCU from transferring the Shares until the earlier of (i) six (6) months after the date of the Securities Issuance Documents or (ii) the consummation of a transaction with an unaffiliated third party in which all of the Company’s stockholders have the right to exchange their shares of Class A Common Stock for cash, securities, or other property; and

●	A Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU which supersedes the Loan Servicing Agreement, as well as the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement.

Operating leases

Effective July 1, 2021, SHF entered into a one-year gross lease with PCCU to lease space in its existing office at a monthly rent of $5,400. Effective July 1, 2022, the Company amended its existing lease to a month-to-month lease and therefore no asset or liability amounts are reported pursuant to ASC 842. The lease was terminated on February 1, 2023.

Advance from Sponsor

On June 27, 2022, Luminous Capital Inc., an affiliate of the Sponsor provided a non-interest-bearing advance (the “Advance”) amounting to $ 1,150,000 to fund the operation of NLIT. The amount outstanding on September 30, 2023, and December 31, 2022, is $950,000 and $1,150,000, respectively and is presented within “accounts payable” in the condensed consolidated balance sheets.

Note 10. Due to Seller

Amounts due to seller were as follows:

	September 30, 2023	December 31, 2022
Due to Seller-Current (Unsecured)	$-	$25,973,017
Due to Seller-long term (Unsecured)	-	30,976,783
Total loans funded by Parent	$-	$56,949,800

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

Due to Seller	$56,949,800
Cash payment obligation under business combination	3,143,389
Business combination expense payable to seller	1,069,359
Interest accrued but not paid	1,337,843
Total deferred obligation	62,500,391
Less: Senior secured promissory note	14,500,000
Less: Change in deferred tax	9,593,983
Amount charged to Stockholders’ Equity towards issuance of common stock	$38,406,408

Note 11. Senior Secured Promissory Note

	September 30, 2023	December 31, 2022
Senior Secured Promissory Note (current)	$2,731,369	$-
Senior Secured Promissory Note (long term)	11,768,631	-
	$14,500,000	$-

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

The Note amount will be paid in 54 installments of principal and interest of $295,487 each starting from November 5, 2023, and for the period between March 29, 2023, to October 5, 2023, the Company has paid only interest portion.

The repayment schedule of the outstanding principal amount on September 30, 2023, is as follows:

Year of payment
2023	$488,834
2024	3,006,992
2025	3,138,932
2026	3,274,966
2027	3,416,896
2028	1,173,380
Grand total	$14,500,000

Note 12. Leases

The Company has non-cancellable operating leases for facility space with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms between one to 7 years and may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of September 30, 2023, and December 31, 2022, net assets recorded under operating leases were $898,945 and $1,016,198, respectively, and net lease liabilities were $1,021,253 and $1,028,233, respectively.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 included in Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Operating lease cost	$-	$-	$-	$-
Short-term lease cost	87,951	30,759	246,694	82,087
Total lease cost	$87,951	$30,759	$246,694	$82,087

	Nine months ended September 30, 2023	Year ended December 31, 2022
ROU assets that are related to lease properties are presented as follows:
Beginning balance	$1,016,198	$-
Additions to right-of-use assets	-	1,029,226
Amortization charge for the period	(117,253)	(13,028)
Lease modifications	-	-
Ending balance	$898,945	$1,016,198

Further information related to leases is as follows:
Weighted-average remaining lease term	3.67 Years	4.42 Years
Weighted-average discount rate	6.87%	6.87%

Future minimum lease payments as of September 30, 2023, and December 31, 2022, are as follows:

Year
2023	$46,107	$91,303
2024	200,181	197,520
2025	218,287	217,925
2026	222,644	222,275
2027	227,081	226,705
Thereafter	329,688	348,926
Total future minimum lease payments	$1,243,988	$1,304,654
Less: Imputed interest	222,735	276,421
Operating lease liabilities	1,021,253	1,028,233
Less: Current portion	122,508	20,124
Non-current portion of lease liabilities	$898,745	$1,008,109

Note 13. Revenue

Disaggregated revenue

Revenue by type are as follows:

	Nine months ended September 30
	2023	2022
Deposit, activity, onboarding income	$7,036,444	$4,179,323
Safe Harbor Program income	48,140	125,767
Investment income	4,023,940	935,993
Loan interest income	1,977,337	662,130
Total Revenue	$13,085,861	$5,903,213

	Three months ended September 30
	2023	2022
Deposit, activity, onboarding income	$2,233,203	$1,369,559
Safe Harbor Program income	7,312	38,599
Investment income	1,186,246	558,860
Loan interest income	906,213	412,296
Total Revenue	$4,332,974	$2,379,314

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

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net loss	$(19,766,081)	$1,894,179
Weighted average shares outstanding – basic	38,725,273	18,715,912
Basic net (loss) income per share	$(0.51)	$0.10
Weighted average shares outstanding – diluted	38,725,273	20,760,912
Diluted net (loss) income per share	$(0.51)	$0.09

	Three months ended September 30, 2023	Three months ended September 30, 2022
Net loss	$(748,067)	$1,056,235
Weighted average shares outstanding – basic	49,257,988	18,715,912
Basic net (loss) income share	$(0.02)	$0.06
Weighted average shares outstanding – diluted	49,257,988	20,760,912
Diluted net (loss)income per share	$(0.02)	$0.05

Certain share-based equity awards were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

September 30, 2023
Warrants	7,036,588
Share based payments	2,588,650
Shares to be issued to Abaca acquisition	3,811,000
Conversion of preferred stock	6,433,839
19,870,077

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

Note 17. Forward Purchase Agreement

On June 16, 2022, NLIT entered into a Forward Purchase Agreement with Midtown East Management NL, LLC (“Midtown East”). Subsequent to entering into the Forward Purchase Agreement, the Company, NLIT, and Midtown East entered into assignment and novation agreements with Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”), pursuant to which Midtown East assigned its obligations as to 1,666,666 shares of the shares of Class A Stock to be purchased under the Forward Purchase Agreement to each of Verdun and Vellar. As contemplated by the Forward Purchase Agreement:

●	Prior to the closing, Midtown East, Verdun and Vellar purchased approximately 3.8 million shares of NLIT Class A common stock directly from investors at market price in the public market. Midtown East and other counter parties waived their redemption rights with respect to the acquired shares.

●	One business day following the closing, NLIT paid approximately $39.3 million from the cash held in its trust account to Midtown East; Verdun and Vellar for the shares purchased and approximately $0.3 million in related expense amounts.

●	At the Maturity Date, Midtown East, Verdun and Vellar shall be entitled to (1) the product of the shares then held by them multiplied by the Forward Price, and (2) an amount, in cash or shares at the sole discretion of NLIT, equal to (a) in the case of cash, the product of (i)(x) 3.8 million shares less (y) the number of Terminated Shares and (ii) $2.00 (the “Maturity Cash Consideration”) and (b) in the case of shares, (i) the Maturity Cash Consideration divided by (ii) the VWAP Price for the 30 Scheduled Trading Days prior to the Maturity Date.

●	At any time prior to the Maturity Date (defined as the earlier of i) the third anniversary of the Closing of the Business Combination, ii) the shares are delisted from The Nasdaq Stock Market or (iii) during any 30 consecutive Scheduled Trading Day-period following the closing of the Business Combination, the Volume Weighted Average Share Price (VWAP) Price for 20 Scheduled Trading Days during such period shall be less than $3.00 per share), Midtown East, Verdun and Vellar may elect an optional early termination to sell some or all of the shares (the “Terminated Shares”) of Class A Stock in the open market. If Midtown East, Verdun and Vellar sell any shares prior to the Maturity Date, the pro-rata portion of the Reset Price will be released from the escrow account and paid to SHF. Midtown East, Verdun and Vellar shall retain any proceeds in excess of the Reset Price that is paid to SHF.

●	The trading value of the common stock combined with preferred shareholders electing to convert their preferred shares to common stock triggered a lower reset price embedded in the forward purchase agreement, or FPA. As of December 31, 2022, the Company had already called a special meeting to lower the make-whole price under the preferred share purchase agreement to $1.25/share. The Company, majority common shareholders and the preferred investors had entered into a voting agreement whereby the vote to approve the $1.25/share make-whole price was secured. Knowing the Company would ultimately be issuing shares to the preferred stockholders with a make whole issuance at $1.25/share compelled the company has recognized a reset price under the terms of the FPA of $1.25/share. These events significantly reduced the FPA receivable to approximately $4.6 million, from approximately $37.9 million reported at the end of the September 2022 quarter. The loss in value resulted not only in a compression of the balance sheet, but also $42.3 million charge to other expense on the statement of operations in the fourth quarter of 2022.

●	The reconciliation statement of the common stock held by the parties are as follows:

	On the date of acquisition (September 28, 2022)		Shares sold during the period September 29, 2022 to December 31, 2022		As at December 31, 2022
Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
Vellar	1,025,000	$10,583,246	53,796	$524,472	971,204	1.25	$1,214,005
Midtown East	1,599,496	16,514,986	81,572	832,850	1,517,924	1.25	1,897,405
Verdun	1,180,376	12,187,522	2,127	21,962	1,178,249	1.25	1,472,811
Grand total	3,804,872	39,285,754	137,495	1,379,284	3,667,377		$4,584,221

		As at December 31, 2022		Shares sold during the nine months ended September 30, 2023		As at September 30, 2023
S.no	Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
1	Vellar	971,204	$1,214,005	-	$-	971,204	1.3	$1,214,005
2	Midtown East	1,517,924	1,897,405	-	-	1,517,924	1.3	1,897,405
3	Verdun	1,178,249	1,472,811	-	-	1,178,249	1.3	1,472,811
Grand total		3,667,377	$4,584,221	-	$-	3,667,377		$4,584,221

Note 18. Warrant Liability

Public and Private Placement Warrants

As of September 30, 2023, and December 31, 2022, the Company has 5,750,000 Public warrants and 264,088 Private Placement Warrants.

The Public and Private Placement Warrants may only be exercised for a whole number of shares.

The Public and Private Placement Warrants became exercisable on September 28, 2022, the date of the Business Combination and will expire on September 28, 2027, or earlier upon redemption or liquidation.

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

PIPE Warrants

As of September 30, 2023 and December 31, 2022, the Company has 1,022,500 PIPE Warrants.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on September 30, 2023 and December 31,2022:

September 30, 2023:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
Public warrants	$797,329	797,329	-
Private placement warrants	36,620	-	36,620
PIPE warrants	250,359	-	250,359
Forward purchase option derivative	7,309,580	-	7,309,580

December 31, 2022:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
Public warrants	$361,100	361,100	-
Private placement warrants	19,110	-	19,110
PIPE warrants	286,300	-	286,300
Forward purchase option derivative	7,309,580	-	7,309,580

Assets Measured at Fair Value on a Nonrecurring Basis

There were no assets or liabilities recorded at fair value on a nonrecurring basis for the period ended September 30, 2023 and for the year ended as on December 31, 2022, respectively.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on September 30, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,948,644	$8,948,644	$8,948,644	-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	317,133	213,889	-	-	213,889
Liabilities
Deferred consideration	17,580,038	17,580,038	17,580,038	-	-
Senior Secured Promissory note	14,500,000	14,500,000	11,204,453	-	-
Indemnity liability	1,465,455	1,465,455	1,465,455	-	-
Public warrants	797,329	797,329	797,329	-	-
Private placement warrants	36,620	36,620	-	-	36,620
PIPE warrants	250,359	250,359	-	-	250,359
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

	As on December 31, 2022
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,390,195	$8,390,195	$8,390,195	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221		-
Loans	1,301,991	1,241,761	-	-	1,241,761
Liabilities
Deferred consideration	14,359,822	14,359,822	14,359,822	-	-
Due to seller - current portion	25,973,017	25,973,017	25,973,017	-	-
Due to seller - long term position	30,976,783	30,976,783	30,976,783	-	-
Deferred underwriter fee payable	1,450,500	1,450,500	1,450,500	-	-
Indemnity liability	499,465	499,465	499,465	-	-
Public warrants	361,100	361,100	361,100	-	-
Private placement warrants	19,110	19,110	-	-	19,110
PIPE warrants	286,300	286,300	-	-	286,300
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

The change in the assets measured at fair value on a recurring basis for which the Company have utilized Level 3 inputs to determine fair value are presented in the following table:

	For the nine months ended September 30, 2023
	PIPE Warrants	Private Placement Warrants	Forward Purchase Derivative
Balance at the beginning of the period	$286,300	$19,110	$7,309,580
Fair value adjustment	(35,941)	17,510	-
Balance at the end of the period	$250,359	$36,620	$7,309,580

The private placement warrants and PIPE warrants are measured at fair value using a Black-Scholes model. As of September 30, 2023, these warrants were valued for Level 3 inputs, which are based on observable data to value these derivatives.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants and public warrants as of their measurement dates:

As on September 30, 2023	PIPE Warrants	Private Placement Warrants
Exercise price	$5.00	$11.50
Share Price	$0.80	$0.80
Expected term (years)	3.99	3.99
Volatility	88.58%	88.58%
Risk-free rate	5.31%	5.31%

As on December 31, 2022	PIPE Warrants	Private Placement warrants
Exercise price	$5.00	$11.50
Share Price	$1.78	$1.78
Expected term (years)	4.74	4.74
Volatility	46.00%	46.00%
Risk-free rate	4.00%	3.98%

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase derivatives as of their measurement dates on September 30, 2023 and December 31, 2022:

September 30, 2023
Reset Price	$5.00
Expected term (years)	1.99
Additional maturity consideration per share	$2.00
Volatility	46%
Risk-free rate	4.2%
Risk-adjusted discount rate	13.4%

December 31, 2022
Reset Price	$5.00
Expected term (years)	2.74
Additional maturity consideration per share	$2.00
Volatility	46%
Risk-free rate	4.2%
Risk-adjusted discount rate	13.4%

Note 20. Tax

For the nine months ended September 30, 2023, the Company recorded income tax benefit of $1,199,483 for continuing operations. The effective tax rate of (5.72%) for the nine months ended September 30, 2023 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, goodwill impairment for book purposes, adjustments to the fair market value of warrant liabilities and the establishment of a valuation allowance on capital loss carryovers. The Company has net deferred tax assets of $51,593,302 and $43,198,800 as of December 31, 2022, and September 30, 2023, respectively. The Company has established a valuation allowance of $72,914 against their capital loss carryovers. The Company considers their remaining deferred tax assets to be realizable.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both December 31, 2022 and September 30, 2023, the Company has no unrecognized income tax benefits.

Note 21. 401(k) Plan

The Company offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation. The Company’s consolidated matching contributions for the three and nine months ended September 30, 2023, amounting to $14,866 and $48,955, and September 30, 2022, amounting to $13,517 and $38,947, respectively.

Note 22. Share based compensation

2022 Equity Incentive Plan

Share-based compensation expense recognized for the three months ended September 30, 2023, and September 30, 2022, are $422,294 and $0 respectively and nine months ended September 30, 2023 and September 30, 2022 totaled $2,951,336 and $0 respectively.

The 2022 Plan was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the nine months ended September 30, 2023, and September 30, 2022. In conjunction with the 2023 Plan, as of September 30, 2023, the Company had granted stock options and restricted stock units which are described in more detail below.

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

The assumptions used to determine the fair value of options granted in the nine months ended September 30, 2023, using the Black-Scholes-Merton model are as follows:

Dividend yield	0%
Risk-free interest rate	3.62% to 4.23%
Expected volatility (weighted-average and range, if applicable)	100%
Expected term	5.75 to 6.00 years

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

A summary of the Company’s stock option activities and related information for the nine months ended September 30, 2023, is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Aggregate Fair Value
December 31, 2022	2,170,000	3.53	7,665,707
Granted	336,730	$1.03	345,835
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(251,880)	3.62	(911,038)
September 30, 2023	2,254,850	$3.15	7,100,504

On September 30, 2023, there were no unrecognized compensation costs related to non-vested stock options to be recognized. Share based compensation did not impact on Company’s cash flow in nine months ended September 30, 2023 or year ended December 31, 2022.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the nine months ended September 30, 2023, is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Aggregate Fair Value
December 31, 2022	-	$-	$-
Granted	1,600,028	0.99	1,577,926
Exercised	-	-	-
Expired
Cancelled / Forfeited	(10,300)	1.31	(13,493)
September 30, 2023	1,589,728	$0.98	1,564,433

The fair value as of the respective vesting dates of RSUs that vested during the nine months ended September 30, 2023 and December 31, 2022 was $1,246,850 and $0. As of September 30, 2023, there is $317,583 of unrecognized share-based compensation expense related to RSU awards.

Note 23. Subsequent events

On October 26, 2023, the Company and the Abaca stockholders entered into the second amendment to the Abaca merger agreement (refer to footnote 4) to redefine the deferred consideration payable and the future stock consideration payable on the one-year anniversary of the merger closing.

Pursuant to the second amendment to the agreement and plan of merger agreed to with the stockholders of Abaca, the deferred purchase consideration and the future stock consideration are rescheduled as follows:

(a) The future stock consideration payable on the first anniversary of the merger amounts to $12,600,000 minus the Closing Note Balance and the Working Capital divided by $2.00 per share. As a result, 5,835,822 shares of common stock shall be issued as the stock consideration on the first anniversary of the merger.

(b) No changes were made to the cash payments of $3,000,000 payable at each of the one-year and two-year anniversaries of the original closing. The second amended added a Third Anniversary Consideration Payment of $1,500,000 which will be payable in cash, stock, or a combination of both at the Company’s discretion.

(c) The Company shall issue stock warrants equal to 5,000,000 shares of the Company’s common stock for an initial exercise price of $2.00 per share.

(d) The Company has agreed to prepare and file a Registration Statement within 45 calendar days of the execution of the Second Amendment registering the resale of all Registrable Securities.

(e) The Company has also granted the Abaca Stockholders’ Representative the right to nominate 3 qualified candidates for the Company’s Board of Directors to the Company’s Nominating and Corporate Governance Committee (“NCG Committee”) of which the NCG Committee shall select and nominate 1 candidate to the Company’s Board of Directors in the Company’s 2024 annual proxy statement.

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

Overview

Founded in 2015 by PCCU (please see “Business Reorganization” below for a description of SHF’s organization), SHF’s mission is to provide access to reliable and compliant financial services for the legal cannabis industry. Through that mission and as an early leader with over ten years of experience, SHF is a leading provider of access to reliable and compliance driven banking, lending and other financial services to financial institutions desiring to provide those services to the cannabis industry.

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

To ensure access to consistent and dependable banking access to CRBs, we provide our compliance, validation and monitoring services to financial institutions in a compliance driven environment ensuring strict adherence to the Bank Secrecy Act/FinCEN guidance and related anti money laundering provisions. Since inception, SHF has assisted PCCU in processing more than $20 billion in cannabis related funds and, through its relationship with PCCU and other financial institutions, SHF has successfully navigated 16 state and federal banking exams.

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

The Company’s lending services program currently depends on PCCU as its largest funding source for new loans to CRBs. Under PCCU’s loan policy for loans to CRBs, PCCU’s board of directors has approved aggregate lending limits at the lessor of 131.25% times PCCU’s net worth or 60% of total CRB deposits. Concentration limits for the deployment of loans are further categorized as (i) real estate secured, (ii) construction, (iii) unsecured and (iv) mixed collateral with each category limited to a percentage of PCCU’s net worth. In addition, loans to any one borrower or group of associated borrowers are limited by applicable National Credit Union Association regulations to the greater of $100,000 or 15% of PCCU’s net worth.

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

●	Approximately $56.9 million of the $70 million of cash proceeds due to PCCU was deferred and is due to the Seller. Approximately $21.9 million of the amount was due to PCCU beginning December 15, 2022. The residual $35 million is due in six quarterly installments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 4.71%. A sum of 1,200,000 shares of Class A Common Stock were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of the Company amounting to $9,124,297 on the date of business combination was transferred to additional paid in capital.

●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred were converted into 2,045,000 shares of Class A Common Stock at a purchase price of $10.00 per share of Class A Common Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of the registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount was released with the remaining amount once all securities were included in an effective registration statement.

●	For tax purposes, the transaction is treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $43,198,800, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to be recorded in accordance with GAAP.

●	Preferred Stock: The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023, there were 3,811 preferred shares issued or outstanding and 14,616 preferred shares issued or outstanding on December 31, 2022.

●	Class A Common Stock: The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of September 30, 2023, and December 31, 2022, there were 46,593,317 and 23,732,889 shares, respectively, of Class A Common Stock issued or outstanding. As of September 30, 2023, and December 31, 2022, 3,669,504 Class A Common Stock are held by the purchasers under forward purchase agreement dated June 16, 2022, by and among the Company and such purchasers.

●	Parent-Entity Net Investment: Parent-Entity Net Investment balance in the consolidated balance sheets represents PCCU’s historical net investment in the Carved-Out Operations. For purposes of these unaudited condensed consolidated financial statements, investing requirements have been summarized as “Parent-Entity Net Investment” and represent equity as no cash settlement with PCCU is required. No separate equity accounts are maintained for SHS, SHF or the Branches.

Key Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, our management regularly monitors certain measures in the operation of our business. These key metrics are discussed below.

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

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(748,067)	$1,056,235	$(19,766,081)	$1,894,179
Interest expense	356,840	36,002	1,544,779	36,002
Depreciation and amortization	288,871	1,625	1,086,535	3,576
Taxes	61,941	-	(1,199,483)	-
EBITDA	$(40,415)	$1,093,862	$(18,334,250)	$1,933,757

Other adjustments –
Provision for credit (benefit) losses	(200,932)	88,345	377,614	383,910
Change in the fair value of warrants	860,735	(868,472)	417,798	(868,472)
Change in the fair value of forward purchase derivatives	-	601,691	-	601,691
Stock option conversion	422,294	-	2,951,336	-
Impairment of goodwill and finite-lived intangible assets	-	-	16,888,739	-
Loan origination fees and costs	11,431	102,364	12,178	102,364
Adjusted EBITDA	$1,053,113	$1,017,790	$2,313,415	$2,153,250

The change in our income on an EBITDA and Adjusted EBITDA basis for the three and nine months ended September 30, 2023, is due to increase in professional fees on account increase in compliances as well as increases in compensation, employee benefits, marketing, insurance, and additional items, as discussed under “Discussion of our Results of Operations” below. Other adjustments include estimated future credit losses not yet realized, including amounts indemnified to PCCU for loans funded by them. The Company had entered into a Loan Servicing Agreement with PCCU, pursuant to which the Company agreed to indemnify PCCU for claims associated with CRB activities including any loan default related losses for loans funded by PCCU; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

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

Nine months ended September 30		2023	2022	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$226,798,931	$148,191,118	78,607,813	53.04%
Average monthly account fees	(2)	$717,945	$469,375	250,493	53.37%
Average active accounts	(3)	1,010	616	386	62.66%
Average account balance	(4)	$223,037	$240,440	(17,533)	(7.29)%
Average fees per account	(4)	$718	$762	(44)	(5.77)%

Three months ended September 30		2023	2022	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$216,852,258	$158,906,481	57,945,777	36.47%
Average monthly account fees	(2)	$723,714	$470,981	252,733	53.66%
Average active accounts	(3)	986	659	327	49.62%
Average account balance	(4)	$219,931	$241,133	(21,202)	(8.79)%
Average fees per account	(4)	$734	$715	19	2.66%

(1)	Represents the average of monthly ending account balances

(2)	Reported the average account activity fee revenue

(3)	Represents the average of monthly ending active accounts

(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

While the average number of accounts increased for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, the average account size and account fees decreased as we experienced some churn of larger clients replaced by smaller business. We expect this trend to shift as we lead with our lending program typically requiring borrowers to place deposits with financial institutions with which we have relationships.

We are focused on enhancing and growing our lending platform. Incremental lending key metrics will be monitored as this portion of our business grows in volume. Metrics will include average loan balance, average life to repayment, average effective interest rate and loan status, amongst others.

Components of our Results of Operations

Revenue

The Company generates interest and fee income through providing a variety of services to PCCU and other financial institutions to facilitate its banking services to CRBs including, among other things, Bank Secrecy Act and other regulatory compliance and reporting, onboarding, responding to account inquiries, responding to customer service inquiries relating to CRB deposit accounts held at financial institution clients, and sourcing and originating loans. In addition, the Company provides these similar services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement.

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

Discussion of our Results of Operations —2023 Compared to 2022 (Nine months ended September 30)

Revenue

Nine months ended September 30,	2023	2022	Change ($)	Change (%)
Deposit, activity, onboarding income	$7,036,444	$4,179,323	2,857,121	68.36%
Safe Harbor Program income	48,140	125,767	(77,627)	(61.72)%
Investment income	4,023,940	935,993	3,087,947	329.91%
Loan interest income	1,977,337	662,130	1,315,207	198.63%
Total Revenue	$13,085,861	$5,903,213	7,182,648	121.67%

Account fee income consists of deposit account fees, activity fees and onboarding income. Historically, the Company has charged fees based on cannabis related deposit account activity. During 2023, we reduced our fee percentage for cannabis specific accounts in order to ensure we were competitive with the market and for many accounts implemented a flat fee structure for certain CRB accounts based on historical and anticipated deposit levels. In addition, we receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis. The increase in deposit, activity and onboarding income was primarily attributable to the increase in the number of accounts related to the Abaca acquisition.

The Company provides similar account services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement. Revenue has decreased as we narrow the financial institutions and states we allow under this program and instead focus on servicing CRBs directly. The reduction in Safe Harbor Program income is a result of the reduction in the number of accounts.

We have a commercial alliance agreement with PCCU (related party) where our financial institution clients invest their customer deposits into short term US treasury instruments. The investment income in our income statement reflects our share of that investment income. Investment income earned on deposits with the Federal Reserve Bank increased as a result of recent interest rate increases and increases in the balances maintained by the customers.

We had a Loan Servicing Agreement with PCCU (related party) where our financial institution carries the loan balances on their financial statement; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. The loan interest income reflects our share of loan interest on issued credit. Loan interest earned on the Company’s direct loans and the indemnified loans increased as the Company increases its focus on lending. For the nine months ended September 30, 2023, SHF serviced fifteen loans, as compared to seven loans in the nine months ended September 30, 2022.

Operating expenses

As discussed in the business reorganization section above, PCCU allocations were discontinued effective July 1, 2022, and SHF entered into both an account servicing agreement and support service agreement. There is no impact on revenue as a result of implementing these agreements.

Nine months ended September 30,	2023	2022	Change ($)	Change (%)
Compensation and employee benefits	$8,269,761	$2,383,117	$5,886,644	247.01%
General and administrative expenses	4,874,255	856,205	4,018,050	469.29%
Professional services	1,431,785	534,494	897,291	167.88%
Impairment of goodwill	13,208,276	-	13,208,276	100.00%
Impairment of finite lived intangible assets	3,680,463	-	3,680,463	100.00%
Rent expense	246,694	82,087	164,607	200.53%
Provision for credit losses	377,614	383,910	(6,296)	(1.64)%
Total operating expenses	$32,088,848	$4,239,813	$27,849,035	656.85%

Compensation and employee benefits increased on account of stock-based compensation and also the increase in the head count in anticipation of growth.

General and administrative expenses increased across various categories including: i) approximately $746,080 in investment hosting fees as a result of the reorganization, ii) approximately $93,393 in increased marketing expense as we focus on growth, iii) approximately $1,082,959 in amortization and depreciation, and iv) approximately $533,630 in business insurance.

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

Provision for credit losses has increased due to increase in the loss rate and with increase in the absolute value of the loans.

Discussion of our Results of Operations —2023 Compared to 2022 (Three Months Ended September 30)

Revenue

Three Months Ended September 30,	2023	2022	Change ($)	Change (%)
Deposit, activity, onboarding income	$2,233,203	$1,369,559	863,644	63.06%
Safe Harbor Program income	7,312	38,599	(31,287)	(81.06)%
Investment income	1,186,246	558,860	627,386	112.26%
Loan interest income	906,213	412,296	493,917	119.80%
Total Revenue	$4,332,974	$2,379,314	1,953,660	82.11%

Account fee income consists of deposit account fees, activity fees and onboarding income. Historically, the Company has charged fees based on cannabis related deposit account activity. During 2023, we reduced our fee percentage for cannabis specific accounts in order to ensure we were competitive with the market and for many accounts implemented a flat fee structure for certain CRB accounts based on historical and anticipated deposit levels. In addition, we receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis. The increase in deposit, activity and onboarding income was primarily attributable to the increase in the number of accounts related to the Abaca acquisition.

The Company provides similar account services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement. Revenue has decreased as we narrow the financial institutions and states we allow under this program and instead focus on servicing CRBs directly. The reduction in Safe Harbor Program income is a result of the reduction in the number of accounts.

We have a commercial alliance agreement with PCCU (related party) where our financial institution clients invest their customer deposits into short term US treasury instruments. The investment income in our income statement reflects our share of that investment income. Investment income earned on deposits with the Federal Reserve Bank increased as a result of recent interest rate increases and increases in the balances maintained by the customers.

We had a Loan Servicing Agreement with PCCU (related party) where our financial institution carries the loan balances on their financial statement; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. The loan interest income reflects our share of loan interest on issued credit. Loan interest earned on the Company’s direct loans and the indemnified loans increased as the Company increases its focus on lending. For the nine months ended September 30, 2023, SHF serviced fifteen loans, as compared to ten loans in the nine months ended September 30, 2022.

Three months ended September 30,	2023	2022	Change ($)	Change (%)
Compensation and employee benefits	$2,069,910	$865,595	1,204,315	139.13%
General and administrative expenses	1,482,792	373,695	1,109,097	296.79%
Professional services	361,804	195,464	166,340	85.10%
Rent expense	87,951	30,759	57,192	185.94%
Provision (benefit) for credit losses	(200,932)	88,345	(289,277)	(327.44)%
Total operating expenses	$3,801,525	$1,553,858	2,247,667	144.65%

Compensation and employee benefits increased on account of stock-based compensation and also the increase in the head count in anticipation of growth.

General and administrative expenses increased across various categories including: i) approximately $134,699 in investment hosting fees as a result of the reorganization, ii) approximately $92,123 in increased marketing expense as we focus on growth, iii) approximately $287,246 in amortization and depreciation, and iv) approximately $100,023 in business insurance.

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

Financial Condition

Cash and cash equivalents

Cash and cash equivalents totaled $8,948,644 and $8,390,195 as of September 30, 2023, December 31, 2022, respectively.

Cash flows

For the nine months ended September 30, 2023, the Company’s cash used in operations was $225,031 compared to cash provided by operations of $1,972,803, for the nine months ended September 30, 2022. This was mainly due to increase in the operating expenses and payments of the liabilities pertaining to the reverse acquisition along with an additional amount resulting from changes in working capital. See discussion under “Discussion of our Results of Operations” above for more information.

Contract assets and liabilities

Deferred revenue is primarily related to contract liabilities associated with the Company agreements. As of September 30, 2023, SHF reported a contract asset and liability of $2,115 and $63,402 and on December 31, 2022, SHF reported a contract asset and liability of $21,170 and $996, respectively.

Liquidity and going concern

As of September 30, 2023, the Company had $8,948,644 cash and net working capital deficit of $9,381,113, as compared to $8,390,195 in cash and net working capital deficit of $39,340,020 at December 31, 2022. Included in the working capital deficit at September 30, 2023 and December 31, 2022 are $12,011,163 and $11,622,831, respectively, which represent the equity consideration payable towards the Abaca acquisition. The Company has also incurred an operating loss of $19,002,987 for the nine-months period ended September 30, 2023.

Based upon these factors, management of the Company has determined that there is a risk of substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these unaudited condensed consolidated financial statements have been issued.

At December 31, 2022, a significant component of the working capital deficit was $25,973,017 representing the current portion of due to PCCU. As outlined above, the Company restructured the due to PCCU issuing equity and a long-term payable. As a result, this risk factor that the Company may not be able to continue as a going concern which existed at December 31, 2022 was alleviated. Despite the restructuring of the due to PCCU, at September 30, 2023, the working capital deficit substantially includes an equity commitment towards the Abaca acquisition, which is a non-cash liability amounting to $12,011,163. These factors, however, do not fully remove substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern as a result of this uncertainty.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as disclosure of contingent assets and liabilities. An appreciation of our critical accounting policies is necessary to understand our financial results. In some cases, we could reasonably use different accounting policies and estimates, and changes in our estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates, and our financial condition or results of operations could be affected. We base our estimates on our experience and other assumptions that we believe are reasonable, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

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

Stock-based compensation

The 2022 Plan (“Equity Incentive Plan”) was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in years 2023 and 2022. In conjunction with the 2022 Plan, as of September 30, 2023, the Company had granted stock options and restricted stock units which are described in more detail below:

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

The Company assessed several events and circumstances that could affect the significant inputs used to determine the fair value of the goodwill, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, and earnings quality and sustainability. The Company considered the decline in the operating margins and cash flow being goodwill impairment indicators and determined it appropriate to perform a quantitative assessment of the goodwill as of September 30, 2023.

The Company engaged a third-party valuation specialist to assist in the performance of the impairment analysis of the goodwill. For the interim quantitative goodwill impairment analysis performed as of September 30, 2023, the Company utilized an equally weighted combination of both an income and market approach to determine the fair value of the goodwill. The income approach utilizes a discounted cash flow method which is based on the present value of projected cash flows. The discounted cash flow models reflect company’s assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of the goodwill. Under the market approach, the Company estimates the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the Company. As a result of the interim goodwill impairment analysis, the goodwill was determined to have a carrying value that exceeded its fair value and therefore, a $13.21 million noncash goodwill impairment charge was recognized in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

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

As of December 31, 2022, there were no negative indicators in the goodwill impairment that would impact the fair value of the goodwill.

The change in the carrying amount of goodwill from December 31, 2022, to September 30, 2023, is as follows:

December 31, 2022	$19,266,276
Goodwill impairment	(13,208,276)
September 30, 2023	$6,058,000

As of September 30, 2023, our accumulated goodwill impairment was $13,208,276.

Finite-lived intangible assets

The Company reviews its finite-lived intangible assets when there is a triggering event. The Company perform impairment test by comparing the fair value of finite lived intangible assets to the carrying value. In the event the carrying value exceeds the fair value of the assets, the assets are written down to their fair value.

As of September 30, 2023, on account of the triggering event discussed in the goodwill analysis above, the Company performed a quantitative assessment of finite-lived intangible assets comprise of market related intangible, customer relationships and developed technologies.

In order to evaluate the fair value of the finite-lived intangible assets, a royalty method was applied for market related intangibles, a discounted cash flow method applied for customer relationships and a cost to re-create method for developed technologies. As a result, the Company determined that the fair value of market related intangibles and developed technologies were less than the carrying value on the reporting date. The Company recognized an impairment charge of $0 and $3.68 million in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2023. There was no impairment recognized for developed technologies as the fair value was in excess of the carrying value on the September 30, 2023, reporting date.

Following is the summary of the Company’s finite-lived intangible assets as of September 30, 2023:

	Remaining Useful life in Years	December 31, 2022 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	September 30, 2023 (A+B-C-D)
Market related intangible assets	7.1 Years	2,066,918	$-	$133,641	1,865,668	$67,609
Customer relationships	9.1 Years	1,974,795	-	101,612	1,814,795	58,388
Developed technology	6.1 Years	6,579,374	-	719,597	-	5,859,777
Total intangible assets		$10,621,087	$-	$954,850	3,680,463	$5,985,774

Following is a summary of the Company’s finite-lived intangible assets as of December 31, 2022:

	Remaining Useful life in Years	December 31, 2021 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	December 31, 2022 (A+B-C-D)
Market related intangible assets	8	-	$2,100,000	$33,082	-	$2,066,918
Customer relationships	10	-	2,000,000	25,205	-	1,974,795
Developed technology	7	-	6,700,000	120,626	-	6,579,374
Total intangible assets		$-	$10,800,000	$178,913	-	$10,621,087

Emerging Growth Company Status

SHF is an emerging growth company (“EGC”), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued until such time as those standards apply to private companies. In electing this relief, the JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. SHF has elected to use this relief and will do so until the earlier of the date that it (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result of the elected JOBS Act relief, these combined and unaudited condensed consolidated financial statements may not be comparable to companies that do not elect JOBS Act relief or choose to early adopt different accounting pronouncements than SHF.

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the nine months ended September 30, 2023, the Company has identified three material weaknesses within our internal controls over financial reporting related to its Revenue Recognition, Complex Financial Instruments and Credit Losses. Refer to Item 9A of this document for additional details.

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

Commercial Alliance Agreement

On March 29, 2023, the Company and PCCU entered into the Commercial Alliance Agreement. This Agreement sets forth the terms and conditions of the lending and account-related services, governing the relationship between the Company and PCCU. The Commercial Alliance Agreement replaces and supersedes, in their entirety, the following agreements entered into between the aforementioned parties: the Amended and Restated Loan Servicing Agreement (the “Loan Servicing Agreement”, dated September 21, 2022); the Second Amended and Restated Account Servicing Agreement (“the “Account Servicing Agreement,” dated May 23, 2022, effective February 11, 2022) and the Second Amended and Restated Support Services Agreement (the “Support Agreement,” dated May 23, 2022, effective February 11, 2022).

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

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
CRB related balance	$149,214,676	$161,138,975
Capacity at 60%	89,528,805	104,740,334
PCCU net worth	84,642,765	133,231,565
Capacity at 131.25%	111,093,629	174,866,429
Limiting capacity	89,528,805	174,866,429
PCCU loans funded	41,334,145	18,898,042
Amounts available under lines of credit	525,000	996,958
Incremental capacity	$47,669,660	$154,971,429

The revenue from operation on the statement of operations consists of the following agreement mentioned above for the three months ended September 30, 2023, and September 30, 2022:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Account servicing agreement	$-	$2,340,716	$3,261,284	$5,777,446
Commercial alliance agreement	3,380,128	-	6,791,346	-
Total	$3,380,128	$2,340,716	$10,052,630	$5,777,446

The operating expense on the statement of operations consists of the following agreement mentioned above for the three months ended September 30, 2023, and September 30, 2022:

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Support services agreement	$-	$204,535	$378,730	$420,085
Loan servicing agreement	25,120	9,160	53,790	14,264
Commercial alliance agreement	328,668	-	770,928	-
Total	$353,788	$213,695	$1,203,448	$434,349

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Prior to September 30, 2023, the Company has the following material weakness outstanding which we consider remediated as of and during the nine-month ended September 30, 2023:

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

We consider the following material weaknesses to be outstanding as of September 30, 2023:

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

Complex Financial Instruments: During fiscal year 2022 and the nine months ending September 30, 2023, the Company had a material weakness with regard to the ineffectiveness in management review controls of the accounting and valuation of complex financial instruments (warrants, forward purchase agreement, and stock-based compensation).

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

To remediate this material weakness, the Company enhanced the allowance model documentation during the period from June 30, 2023, through September 30, 2023, and has implemented a quarterly process with enhanced management review controls to perform and review CECL. The analysis and disclosures are assessed by senior management of the Company performing review of the documentation and disclosures.

Changes in Internal Control over Financial Reporting

Other than as noted above in the September 30, 2023 material weaknesses, there was no change in our internal control over financial reporting that occurred during the nine month ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the following:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors disclosed by us under Part I, Item 1A except the notice related to the Nasdaq Listing Qualifications Department, mentioned as follows:

On March 16, 2023, the Company received a letter from Nasdaq Stock Market LLC (“Nasdaq”) that the Company did not maintain a minimum closing bid price of $1 per share for its common stock, as required by Nasdaq listing rule 5550(a)(2). The Company had 180 calendar days, or until September 12, 2023, to regain compliance.

On September 13, 2023, the Company received notice from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq advising that the Staff determined that the Company is eligible for an additional 180 calendar day period, or until March 11, 2024, to regain compliance with its minimum bid price requirement rule under Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) pursuant to the Nasdaq Listing Rule 5810(c)(3)(A).

The notification has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “SHFS” at this time. The Company has a period of an additional 180 calendar days, or until March 11, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before March 11, 2024, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance and the matter will be closed.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. However, the Company intends to actively monitor the closing bid price for its common stock and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. If the Company chooses to implement a reverse stock split, we must complete the reverse stock split no later than 10 business days prior to the expiration date of the additional compliance period on March 11, 2024 in order to timely regain compliance.

With respect to the Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None, except as previously disclosed in the Company’s Current Reports on Form 8-K.

(b) Use of Proceeds from the Public Offering

None.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1 †	Unit Purchase Agreement dated February 11, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2022).
2.2	First Amendment to Unit Purchase Agreement dated September 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).
2.3	Second Amendment to Unit Purchase Agreement dated September 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).
2.4	Third Amendment to Unit Purchase Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2022).
2.5†	Agreement and Plan of Merger, dated October 31, 2022, by and among SHF Holdings, Inc., a Delaware corporation, Merger Sub I, a Delaware corporation, Merger Sub II, a Delaware limited liability corporation, Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Company Security Holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Certificate of Designation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
10.1	Registration Rights Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.2 †	Lock-Up Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.3	Non-Competition Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.4	SHF Holdings, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.5	Forbearance Agreement, dated as of October 27, 2022 by and between SHF Holdings, Inc., Partner Colorado Credit Union and Luminous Capital USA Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 1, 2022).
10.6	Executive Employment Agreement, dated August 16, 2023, by and between the Company and Tyler Beuerlein (See Exhibit 10.1 to Form 8-K filed 8-22-23)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Sundie Seefried	Chief Executive Officer	November 14, 2023
Sundie Seefried

/s/ James H. Dennedy	Chief Financial Officer	November 14, 2023
James H. Dennedy

