Form 10-K
period 2023-12-31
SHF Holdings, Inc.
filed 2024-04-01
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Common Stock on June 30, 2023 as reported by The Nasdaq Capital Market on such date, was approximately $24.52 million.

As of March 28, 2024, there were outstanding 55,430,976 shares of the Company’s Class A Common Stock, $0.0001 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the registrant’s 2024 Annual Meeting of Shareholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

SHF HOLDINGS, INC.

FORM 10-K

December 31, 2023

USE OF MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report on Form 10-K are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report on Form 10-K or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report on Form 10-K to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report on Form 10-K.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS

“SHF Holdings”, “Safe Harbor,” “Safe Harbor Financial,” and other trademarks or service marks of SHF Holdings, Inc. (the “Company”) appearing in this Annual Report on Form 10-K are the property of the Company. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Annual Report on Form 10-K, the terms “SHF Holdings,” “Safe Harbor,” “we,” “us,” “our,” the “Company” and similar terms refer to the Company, a Delaware corporation and its wholly-owned subsidiaries, SHF, LLC and SHFxAbaca, LLC.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward- looking statements should be read together with the discussion of the Company’s risks and uncertainties included under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2023, as well as the limitation factors included in the forward-looking statement in this Form 10-K for the year ended December 31, 2023.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “seek,” “should,” “indicate,” “would,” “believe,” “contemplate,” “consider,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	Our profitability is subject to interest rate risk;
●	Volatility and uncertainty in the financial markets and banking industry may adversely impact our clients and our ability to obtain additional financial institution clients;
●	We may be adversely affected by the transition of LIBOR as a reference rate;
●	Our concentration of loans could result in increased loan losses, and adversely affect our business, earnings and financial condition;
●	All of our loans are to commercial borrowers, which have unique risks compared to other types of loans;
●	Our allowance for loan losses may prove inadequate or we may be negatively affected by credit risk exposures;
●	The collateral securing our loans may not be sufficient to protect us from a partial or complete loss if we are required to foreclose;
●	Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense including our ability to operate as a going concern and also remaining in compliance with debt covenants;
●	The industry in which we operate is considered federally illegal, which may pose risk if actions were taken against those customers or our Company;
●	Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek;
●	Nonperforming and similar assets take significant time to resolve and may adversely affect our results of operations and financial condition;

●	We could be required to further write down our goodwill and other intangible assets;
●	Our success depends on our ability to compete effectively in highly competitive markets;
●	Potential gaps in our risk management policies and internal audit procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business;
●	We have identified and we may identify additional deficiencies in our internal controls, which may have an impact on our business operations;
●	Technological changes affect our business including potentially impacting the revenue stream of traditional products and services, and we may have fewer resources than many competitors to invest in technological improvements;
●	Our information systems may experience interruptions and security breaches, and are exposed to cybersecurity threats;
●	Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers;
●	Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could have a material adverse effect on our business, financial condition and results of operations;
●	Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results;
●	We may not be able to generate sufficient cash to service all of our debt;
●	We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations;
●	Our business may be adversely affected by economic conditions in general and by conditions in the financial markets;
●	We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings;
●	Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation;
●	We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards, whether due to losses, growth opportunities or an inability to raise additional capital or otherwise, our financial condition and results of operations would be adversely affected;
●	We may face higher risks of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations than other financial institutions;
●	Failures to comply with the fair lending laws, CFPB regulations or the Community Reinvestment Act, or CRA, could adversely affect us;
●	Certain of our existing shareholders could exert significant control over the Company;
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our Common Stock and trading volume could decline;
●	We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding Common Stock;
●	We are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Common Stock may be less attractive to investors;
●	We may be unable to attract and retain key people to support our business;
●	In certain circumstances, we assume the risk of fraud loss and negative balances for accounts maintained at our financial institution partners;
●	Unless extended, the Commercial Alliance Agreement with PCCU has an agreed end date of March 31, 2025, which could impact our ability to maintain client deposits and generate revenue from client accounts domiciled at PCCU;
●	Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business; and
●	Other factors and information in this Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act.

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

PART I

Item 1. Business.

Overview

We provide services to a variety of cannabis-industry participants in 41 states, including financial institutions desiring to provide business banking, private banking and commercial banking services to their customers, particularly those customers conducting business in or adjacent to the cannabis industry. Our services include, among other things:

●	regulatory compliance consulting and software for maintaining “Know Your Customer” (“KYC”) and Bank Secrecy Act (“BSA”) compliance to financial institutions, principally conducted vis-à-vis our proprietary financial services platform;
●	the origination, onboarding, verification, and servicing of cannabis-related deposit business for and on behalf of our partner financial institutions; and
●	sourcing, underwriting, servicing, and administering loans issued to cannabis businesses and related entities, which are often also our customers, as well as being customers of our partner financial institutions.

Financial Services Platform

The Company has developed and commercialized a fully compliant financial services platform for financial institutions providing banking services to cannabis-related businesses (“CRBs”) to access and maintain reliable financial services as long as both the financial institution client and the CRB meet regulatory requirements. Our platform has been streamlined and finetuned for the past nine years which enables the Company’s staff to efficiently guide financial institution clients and the CRBs desiring banking services through the onboarding, validation and monitoring process. Our automated platform provides for an efficient and effective management tool allowing our employees to provide continuity of service while enabling compliance staff to monitor BSA activities.

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

CRB Deposits

The Company maintains relationships with Partner Colorado Credit Union (“PCCU”) and other financial institutions in which the CRB funds are deposited and monetary transactions are performed. The Company’s agreements with the financial institution allow the Company’s platform to interface with the financial institution’s core banking systems and extract data necessary to monitor the deposit accounts onboarded by the Company’s transactions, such as funds transmissions to or from the accounts, occur through PCCU’s and other financial institution client’s infrastructure.

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

Investment income is also generated when PCCU or other financial institution clients invest CRB deposits. Under our Commercial Alliance Agreement with PCCU, the Company pays 25% of the investment income as a hosting fee to PCCU based on this income. Through its relationship with PCCU, depository amounts invested are typically restricted to low-risk assets with high liquidity and low returns. The investment income is significantly influenced by the levels of CRB deposits and the prevailing interest rate environment for cash and similar assets. We believe that fees based on deposits that we onboard and interest on the daily balance less cash used to collateralize our loan portfolios maintained with financial institutions will represent a significant portion of our revenue by 2024.

Commercial Lending Program

The level of CRB deposits onboarded by the Company and held at PCCU allows for robust lending capacity. During 2020, the Company implemented a commercial lending program, which will be a strong pillar for future revenue and profit growth. The focus will primarily include senior secured lending with smaller loans considered for unsecured lending. Collateral types would include real estate, equipment, and other business assets. The Company’s commercial lending program is built on:

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

Our Mission

Our mission is to become the United States cannabis industry’s leading financial services provider, by creating a one-stop financial service center upon which cannabis businesses can rely.

We intend to support our mission by providing unparalleled customer service while offering a unique array of innovative technology-based products and services. We believe that our unique banking relationships, reputation of reliability in the cannabis industry, as well as our deep expertise and experience in the industry will position us to serve a broad range of cannabis industry participants, including cannabis cultivators, cannabis processors, dispensaries, multi-state operators, as well as the financial institutions that wish to bank cannabis industry participants. Since 2015, we have facilitated more than $21.5 billion in deposit activity across a footprint of 41 states.

Through a combination of organic growth, increased commercial lending, and further development of our fintech platform, we believe we are all well-positioned to service the cannabis industry, including through the industry’s recent spate of large-scale consolidations.

Industry Overview

The Company provides a variety of onboarding, compliance, and monitoring services to financial institutions and other financial services providers to the large and quickly expanding U.S. cannabis industry. The cannabis industry is one of the fastest emerging consumer end markets in the U.S. According to the 2023 MjBizDaily Research the industry is expected to grow from a $33.6 billion in 2023 to $56.9 billion in 2028 Presently, 38 states plus the District of Columbia and Puerto Rico have legalized medical cannabis, and 24 states plus the District of Columbia, the Virgin Islands, Guam and the Northern Mariana Islands have legalized adult-use cannabis.

The Company’s management is well positioned to assist growing markets; having created a reliable reputation and network over the past nine years. The team is often called upon to work with state and federal officials, regulators, law enforcement and financial service providers to share experience and knowledge on navigating access to financial services. We believe this expertise will allow us to enter new markets with greater ease.

We believe there is currently a small subset of the financial services industry willing to provide a full suite of financial services to CRBs and these providers are extremely fragmented. The Company has been a front runner in assisting financial institutions that desire to provide reliable financial services to the cannabis industry and is well known amongst the leaders in the cannabis financial services arena. Going forward, we feel this positions the Company well to further optimize market position and become the leading provider of access to financial services focused on the cannabis industry.

Business Strategy

We believe that stable long-term growth and profitability are the result of developing comprehensive, strong relationships with our customers by offering a wide range of products and services, delivering unparalleled customer service, maintaining disciplined credit evaluation standards. and building out service components with other single service providers now serving the cannabis industry with similar reliability.

The Company’s strategy is to be a first-mover in future new legal markets through its platform offering CRBs in multiple states access to financial services, through financial institutions that already offer their services to such CRBs. We are primarily focused on providing onboarding, monitoring and compliance services to financial institutions through our fintech platform. Secondarily, we aim to achieve significant growth in domestic onboarded deposits, which we believe will also lead to increases our loan-related activity. Finally, we intend to expand our customer base, both domestically and internationally. We believe that this approach will assist us in gaining greater market share in terms of users of our fintech platform, growing our partner loan portfolio responsibly, and managing our deposit sources to appropriately fund growth in our earning assets, maintaining favorable asset quality compared to industry averages, all of which we intend to sustain our reliable profitability.

As we are not an insured depository institution, nor are we subject to regulation by any state or federal banking regulator, we rely on our partner financial institutions to carry out a significant portion of our operating activities. As such, we enter into a Commercial Alliance Agreement (“CAA”) with each partner financial institution that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and each partner financial institution with regard to the CRB deposit accounts.

For example, we entered into a Commercial Alliance Agreement with PCCU, which sets forth the application, underwriting and approval process for loans from PCCU to their CRB customers, as well as the loan servicing and monitoring responsibilities provided by both PCCU and us. For the loans subject to our CAA with PCCU, we perform a significant portion of the underwriting activities for each loan, including all compliance analysis, credit analysis of the potential borrower, due diligence, and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. We receive all interest income on such loans, minus a monthly fee at an annual rate of 0.25% of the then-outstanding principal balance of each loan (0.35% for loans funded and serviced by PCCU). Under the CAA, we agree to indemnify PCCU from all claims related to default-related credit losses as defined in the CAA. The CAA is presently set to expire on March 29, 2025, which may automatically be renewed for additional one-year terms unless a party provides 120 days’ notice of non-renewal or there is a termination for cause, provided that a notice of non-renewal is not provided until 30 months following the signing date.

Our key strategic initiatives include:

●	Compliance First Philosophy: Due to the fact that we are providing services to financial institutions that desire to provide banking services to CRBs, thereby allowing funds derived from cannabis-related businesses to flow through the financial system, we must ensure the system is protected from illicit activities by monitoring and validating funds along with “knowing our customer.” Our close partnerships with financial institutions demand that we understand the regulatory pressure they face with high risk, cash intensive businesses.

●	Other Products and Services. We offer products and services to financial institutions that we believe are attractively priced with a focus on convenience and accessibility to the financial institutions’ customers. We offer to our financial institutions clients a means to offer their CRB customers a full suite of online banking services, including access to account balances, statements and other documents, online transfers, online bill payment and electronic delivery of customer statements, as well as automated teller machines (“ATMs”), and banking by mobile devices, telephone and mail. We continuously look for ways of improving our products, services and delivery channels; we accomplish this by upgrading our offerings and technology as the market expands and demands more sophisticated products and services. We have built the present business over the past nine years listening to the needs of the cannabis industry and rising to the occasion to expand our business model with their needs in mind. We will continue to evolve with the industry and lead on this level.

●	Deposits A Primary Focus upon which to grow relationships. Our focus on growing deposits is twofold on a strategic level. First, we must KYC in order to assist with facilitating the movement of their funds into the financial system with safe and sound practices. We have the benefit of knowing every operational dollar moving in and out of the accounts; this secures a great understanding of the business, operations, cashflow, and continuity. The second most strategic factor of growing deposits is that it is critical to our near and long-term success on our lending strategy. Utilizing our deposit balances on which to lend will allow us to reduce our use of alternative funding sources and the use of core deposits to fund our growth; this, in turn, will improve our mix of deposits and enable us to achieve a lower cost of funds.

●	Lending to solidify a long-term relationship: The loans issued by our partner financial institutions provides us not only increased profit margins over the long term, but a solid long-term relationship with the client; this ensures reduced client attrition. This is the relationship we will strive for from the KYC competitive advantage we presently hold, with over 720 accounts from which to select the most credit worthy opportunities and understand the business to whom our partner financial institutions lend.

●	Internal Lending Function: To optimize control of the lending process, facilitate servicing, and grow a participation network of financial institutions interested in securing portions of larger loans. This has enabled us to speed up our processes and scale the lending portfolio in line with our depository growth.

●	Financial Institution Relationships to scale: It will be important to have the right financial institutions partnering with the Company as we scale our business nationally. So often, financial institutions wish to enter the market only to exit due to the complexities of serving the cannabis industry. We seek out financial institutions that can provide reliable access to additional functionality and balance sheet access for growth. We narrow our partnerships to those providing optimal financial positioning for both our clients and the Company; willing to build as we build.

●	A Superior Customer Experience to Make Banking with Us Easy. We have already taken steps to better target and attract core deposits and accelerate our digital transformation by making investments in technology and developing fintech partnerships. We have been focused on evaluating digital solutions in a number of areas. This includes investments made to automate our process for opening accounts, small business lending, and the ability to offer our wealth management customers a leading digital platform. Furthermore, our business model allows us to cultivate close relationships between service representatives and clients; this ensures that we know their needs while increasing our knowledge of their operations.

●	Rationalize Existing and Evaluate New Lines of Businesses. Our strategy and expectations for growth also includes rationalizing existing and evaluating new lines of businesses, to further grow our revenue streams and fee income opportunities. Our plan includes the expansion of our treasury management and wealth management functions, as well as to build our private banking and specialty finance capabilities. This initiative will incorporate a merger and acquisition strategy that allows us to expand more rapidly than new entrants into the market trying to compete.

●	Significantly Improve Operational Efficiency. Our goal is to improve our efficiency. While we believe there are opportunities to reduce our costs, we also need to identify and automate manual processes that are currently being performed. The additional technology expertise resulting from our acquisition of Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca will enable us to assess and automate faster.

●	Improve Brand Awareness. Building brand awareness in the communities we serve will be key for both growing our presence in these markets as well as laying a strong foundation for future expansion. Recently we have placed a significant focus on marketing and business development as we work toward building a greater national brand awareness. Many initiatives are underway including improved signage and promotions, evaluating affinity relationships, and greater community involvement. We will continue to work with state officials, regulators, and legislators to familiarize them with the manner financial services can be available in a safe and sound way for their state; this will ensure their community safety. This multi-prong approach utilizing internal expertise and networks forged over the past nine years will allow us to dominate the financial arena moving forward.

●	Attract, Retain, Develop and Reward the Best Team Members to Execute our Strategy. We believe that one of our primary differentiator is our culture and the quality of our people delivering our products and services in such a manner that customers receive the best knowledge, expertise, advice, and service when and where they need it. We will continue to attract, retain, develop, and reward the best team members to execute our strategy. In doing so, we will implement development programs that enable employees to pursue career aspirations, expand their depth of knowledge and improve their skill set.

Recent Updates

Satisfaction and Release of EF Hutton Note

On November 2, 2022, EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), notified the Company that it was in default on a promissory note in the total amount of $2,166,250 executed on September 28, 2022. On March 10, 2023, the Company and EF Hutton agreed to fully resolve the balance due, as well as all obligations set forth in the promissory note, for the total sum of $550,000, which was paid on March 10, 2023. On March 13, 2023, the Company was provided with a fully executed Satisfaction and Release of Promissory Note.

Nasdaq Bid Price Compliance

On March 16, 2023, the Company received a letter from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for a period 30 consecutive business days, the Company did not maintain a minimum closing bid price of $1 per share for its common stock, as required by Nasdaq listing rule 5550(a)(2). The compliance deadline was extended by Nasdaq on September 13, 2023 for an additional 180-day period, expiring on March 11, 2024. On January 5, 2024, prior to the expiration, Nasdaq notified the Company that it has regained compliance with Listing Rule 5550(a)(2) and closed the matter. As of March 28th, 2024, the Company’s closing bid price was $0.96. If the Company does not maintain a minimum closing bid price above $1 per share for its Common Stock for a period of 30 consecutive business days, Nasdaq may re-open this matter.

PCCU Note and Commercial Alliance Agreement

On March 29, 2023, the Company and PCCU entered into a definitive transaction to settle and restructure the deferred obligations stemming from the September 28, 2022 business combination, including $56,949,800 into a five-year Senior Secured Promissory Note in the principal amount of $14,500,000 bearing interest at the rate of 4.25% (the “Note”); a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU. The Company and PCCU also entered into the CAA that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU.

Central Bank Agreement Termination

On July 20, 2023, we agreed to terminate the Master Services and Revenue Sharing Agreement with Central Bank. Under the agreement, Company provided expertise and intellectual property that allowed Company and Central Bank to jointly serve the deposit banking needs of cannabis related businesses primarily located in Arkansas. The agreement was originally executed by Rockview Digital Solutions, LLC, which was acquired by the Company in October 2022. The termination was effective as of October 1, 2023, allowing for an orderly transition and reduced impact on customer operations. The agreement, originally executed in 2018, was renewable on an annual basis and did not include any material early termination penalties.

Second Amendment to Agreement and Plan of Merger

On October 26, 2023, we entered into: (1) a Second Amendment to Agreement and Plan of Merger (the “Second Amendment”) with SHF Merger Sub I, a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub I”), SHF Merger Sub II, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Parent (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca ( “Abaca”), and Dan Roda, solely in such individual’s capacity as the representative of the Company Securityholders (the “Abaca Stockholders’ Representative”), and (2) a Warrant Agreement with Continental Stock Transfer & Trust Company (solely as warrant agent to the Warrant Agreement).

The First Amendment modified, among other things, the First Anniversary Parent Shares to be issued as consideration so that the First Anniversary Parent Shares equal $12,600,000 minus the note balance of $500,000, plus accrued interest, divided by the 10-day VWAP of the Parent Common Stock for the 10 days immediately preceding the first anniversary of the Closing Date. The Second Amendment modified, among other things, the First Anniversary Parent Shares to be issued as consideration so that the First Anniversary Parent Shares equal $12,600,000 less the Closing Note Balance and Working Capital Adjustment, collectively in the amount of $928,356.16, divided by $2.00 per share. As a result, 5,835,822 shares of Parent Common Stock will be issued as the First Anniversary Parent Shares. The Second Amendment also added a Third Anniversary Consideration Payment of $1,500,000 which will be payable in cash, stock, or a combination of both at the Company’s   discretion. If the Company decides to pay with shares, their value will be determined by the 10-day NASDAQ average before the anniversary, with prices ranging between $2.00 and $4.36. Shares given purely for payment won’t be restricted by the Lock-Up Agreement. However, if the Lock-Up Agreement is in effect, the payment will be split into $750,000 cash and an equivalent $750,000 in shares. The lock-up duration for any shares will adhere to the legal minimum. In the event of a company stock consolidation or similar activity, the number of shares to be issued for the payment will be adjusted to reflect the decreased total of outstanding shares. No changes were made to the cash payments of $3,000,000 payable at each of the one-year and two-year anniversaries of the original closing. The Company has also granted the Abaca Stockholders’ Representative the right to nominate three qualified candidates for the Company’s Board of Directors to the Company’s Nominating and Corporate Governance Committee (“NCG Committee”) of which the NCG Committee shall select and recommend one candidate for service on the Company’s Board of Directors in the Company’s 2024 annual proxy statement.

In addition, pursuant to the Warrant Agreement the Company agreed to deliver the Company Securityholders warrants to purchase up to an aggregate of 5,000,000 shares of Parent Common Stock at an initial exercise price of $2.00 per share.

On February 27, 2024, The Company and the Abaca Stockholders’ Representative entered into the First Amendment to Second Amendment to Agreement and Plan of Merger Warrant Agreement and Lock-up Agreement, revising the Second Amendment to their Merger Agreement. This revision modifies the Common Stock’s registration requirements and timelines, updates the warrant agreement by changing warrant durations and eliminating the redemption clause, and adjusts the Lock-Up Agreement to shorten the lock-up period to match the amendment’s effective date. These modifications were mutually agreed upon to ensure both compliance and clarity in the ongoing agreements.

Our Board has unanimously determined that the Second Amendment, First Amendment to Second Amendment and Warrant Agreement are advisable and in the best interests of the Company’s Stockholders. The Board has approved the Second Amendment and Warrant Agreement on the terms and subject to the conditions set forth therein. The foregoing description of the Second Amendment, First Amendment to Second Amendment and the Warrant Agreement, along with the supporting documents, and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Second Amendment, First Amendment to Second Amendment and the Warrant Agreement, copies of which are attached hereto as (Exhibits 2.1 and 2.2) and are incorporated herein by reference.

Sales and Marketing

In 2023, we formally produced our first marketing plan and will be focusing on the following activities to ensure greater exposure and brand awareness:

●	utilization of a well-known public relations and investor relations firm,
●	new website to optimize search engine optimization,
●	referral relationships and success fees,
●	multiple conference participation and speaking engagements,
●	customer retention promotions, and
●	email and e-blast campaigns along with more traditional direct mail marketing activities.

Competition

The banking and financial services industry is highly competitive, and we compete with a wide range of lenders and other financial institutions entering the cannabis market, mostly composed of local and regional banks or credit unions. However, a number of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies, and larger banking center networks. However, due to the high-risk nature of providing cannabis services, they find they must create specialized compliance programs to meet the expectations of their regulators, which puts the entire financial institution at risk for enforcement actions. They are realizing that a specialized external program that separates and monitors cannabis activities is a much safer approach; providing the Company another opportunity to work side by side with larger banks.

We also have limited competition with brokerage firms, trust service providers, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, and other financial intermediaries on various elements of our products and services. While many initially enter the market with rigor, they find themselves exiting the market due to the complexity and demands of serving the cannabis industry. Some of our competitors are not subject to the regulatory restrictions and the level of regulatory supervision applicable to us. Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry.

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

Intellectual Property

As we do not have any registered intellectual property, we currently rely on confidentiality, and non-disclosure agreements with our employees and others to protect our proprietary rights. Despite these efforts to protect ourselves from infringement or misappropriation of our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property in violation of our rights. In the event of a successful claim of infringement against us, or our failure or inability to develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely basis, our business could be harmed.

Seasonality

Most loan production, generally, is subject to seasonality, with the lowest volume typically in the first quarter of each year. This does not necessarily apply to us as we serve the cannabis industry with demand for access to capital at reasonable rates. We expect, based upon our pipeline of demand, a methodical and consistent growth in the lending portfolio.

Loans are extended to cannabis related businesses, including both cannabis licensed and unlicensed ancillary service providers to the cannabis industry. While credit markets are generally tightening due to market conditions, the cannabis industry continues to grow and expand at a rapid pace in light of on-going opening of legalized cannabis markets at the state level. This provides an opportunity for lending, unlike the normal commercial market.

Due to the federally illegal status of cannabis, most cannabis-related businesses, licensed or unlicensed, have faced years of inability to access capital at reasonable rates; these circumstances force them to purchase properties and fund their businesses from personal investment of operational cash, potentially limiting their own growth. This provides for a robust opportunity to lend to established entities with real estate assets free of debt. Businesses are taking the opportunity to leverage such assets to expand and grow their operations while we build a senior secured portfolio ostensibly collateralized with a real estate base.

Furthermore, the industry has been subject to ‘hard money’ lending with annual rates available between 18-36%. This is yet another opportunity for us to offer refinancing of real estate debts at more favorable interest rates; since the depository relationship is necessary as part of the compliance monitoring for credit, we benefit from servicing, monitoring, and validating compliance of depository relationships, earning fees on deposits. This results in a lower cost of capital when considering that we earn on both the depository and lending relationships.

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

Regulations and Legislation

The Company has capitalized on the opportunity to do what financial institutions would not do directly – provide access to financial services to the underserved cannabis industry. Among the factors preventing most financial institutions from providing similar services are:

● conflicting state and federal laws regarding legalization;

● the high-risk nature of cannabis due to its black-market history and undocumented, illegally earned legacy funds;

● the high risk of an existing black-market operating among legal entities; creating additional compliance pressures;

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

● the lack of a “safe harbor” regulatory provision that would protect officers and directors from prosecution for providing financial services to companies that produce and sell cannabis products provides the business opportunity that we have sought to fulfill.

During April 2021, the United States House of Representatives passed the SAFE Banking Act of 2021 (the “SAFE Act”). The SAFE Act would prohibit federal regulators from fining and penalizing financial institutions and their management/executive team who service legitimate businesses including those in the cannabis industry (i.e. those legal operating in states that have approved cannabis for medicinal and/or adult use). More recently, the SAFER Banking Act updates the Secure and Fair Enforcement (SAFE) Banking Act and has successfully passed the Senate Banking Committee as of September 2023. Neither Act has been brought to or passed by the Senate and therefore is not law. Even with the passage of the SAFE Act, we do not believe the above barriers to entry would be significantly reduced. We feel due to the high cash nature of the business, which we believe will persist in the near and mid-term, and the illicit history of cannabis, many potential competitors will remain hesitant to serve the industry, resulting in an outsized opportunity for the Company.

Additional significant changes involve the Department of Health and Human Services recommendation to reschedule cannabis from a ‘schedule 1’ drug to a ‘schedule 3’ drug classification. This recommendation has been provided to the Drug Enforcement Administration (the “DEA”) and is pending further comment or action from the DEA, if any. The rescheduling of cannabis could impact 280E IRS Tax code presently applied to cannabis licensees; increasing the potential for greater cash flow, increase deposit activity and balances, and ability to service debt.

Since inception (including as a wholly owned subsidiary asset of PCCU), the Company has onboarded over $21.5 billion in cannabis related funds into the financial system with what we believe to be the highest level of monitoring and validation. In conjunction with its financial institution clients, the Company has successfully completed 16 state and federal exams without interruption resulting in reliable financial services. The Company’s onboarded deposits currently consist of over 720 accounts that were onboarded and validated in a methodical manner to ensure continuity of service while under significant regulatory scrutiny. The Company’s services started with only 10 test CRBs resulting in current onboarded accounts representing approximately 70 times growth since the Company began operations. The Company has successfully grown its onboarded deposits at a rapid pace, with a compound annual growth rate (“CAGR”) of 53% from 2015 to 2023. Onboarded deposits processed in 2022 were approximately $3.6 billion and grew to approximately $4.2 billion in 2023.

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

● Other diligence includes, among other things, as applicable, confirmation of licensure, on-site visits and regular audits to review business processes and inspect business locations, verification of sources of funds, review of business and inventory records, and review of other information necessary for a full understanding of the prospective customer’s business and historical operations.

● The account opening process is completed with the assistance of a financial institution staff member.

Currently, substantially all deposits are maintained at PCCU, and all transmissions of funds to or from these deposit accounts are handled directly by PCCU. We have expanded, and intend to continue to expand, our relationships with other financial institutions that similarly hold the CRB deposit accounts and handle transmissions of funds to and from the accounts. Although we do not directly hold the deposit accounts, we believe that account retention is a measure of our ability to efficiently and compliantly onboard, validate and monitor CRB accounts. The largest 10 CRB accounts held at PCCU for the period ended December 31, 2023 represented less than 5% of fee income from onboarded deposits, which is currently our largest source of revenue. Building upon the existing foundation, we believe the Company has the ability to continue to grow the financial institution clients for which it onboards deposits and related fee income at a strong pace. In addition, we plan to add access to additional financial services to the Company’s platform, such as merchant processing, custodial relationships, insurance products, broker/dealer services, payment processing services and investment services, although in each case these services would be provided by a third party holding necessary licenses.

The Company had one loan on its balance sheet as of December 31, 2023. The Company also indemnified twenty loans as of December 31, 2023; of which three of these indemnified loans were in excess of 10% of the total balance.

Key Regulatory Challenges

Legal Environment

Cannabis remains a controlled substance under the CSA. The conflict between federal and state laws allows for prosecution at the federal level, assets remain subject to seizure, and there are potential punitive actions by third parties (including regulated) against financial institutions and financial services providers for entering the business. The uncertainty of the legal landscape has increased with the previous Attorney General’s January 2018 rescission of the Cole Memorandum, which was guidance issued in August 2013 from then Deputy Attorney General James M. Cole to federal prosecutors that de-prioritized the enforcement of federal marijuana prohibitions. Although, in our opinion, the authority to prosecute cannabis related violations appears to remain vested in each state’s Attorney General, we believe that the 2014 FinCEN Guidance provide an important framework for compliance to parties providing services to CRBs. We also believe that the successful completion of 16 regulatory examinations of PCCU, our largest financial institutional client, for which we provide onboarding services demonstrates that it is possible to structure onboarding, validation and monitoring services in a compliant manner.

Pending Legislation

Legislation pending at the federal level such as the SAFER Banking Act described above will provide limited protection to financial institutions banking the industry and other financial services providers in as much as the companies and their officers will not be prosecuted or fined simply for servicing the cannabis industry. However, legislation will not protect financial institutions from breaches of BSA regulations, which may lead to significant penalties, often resulting in substantial fines assessed by FinCEN. Given inherent risks associated with the cannabis industry such as the remaining illicit market and illegal past, the need to bank the industry at an elevated level of compliance will not change if the legislation passes at the federal level unless BSA changes, which is unlikely.

Complexity of Business

The nature of the cannabis business is such that businesses utilize sophisticated business structures for asset protection and to create ways to maximize tax efficiencies. This makes for very complex business structures with some companies having many related entities that financial institutions must monitor for adherence to anti-money laundering (“AML”)/BSA regulations. This understanding, diligence and underwriting is labor-intensive work requiring significant hands-on resources.

Regulatory Uncertainty

Due to the divergence between cannabis-related state and federal law, we believe venturing into providing access to banking and financial services for CRBs remains “cutting edge.” We feel that the scrutiny and pressure under which financial institutions and financial services providers must operate to maintain compliant while servicing CRBs, coupled with the pending status of further federal legislation, causes most financial institutions and financial services providers to shy away from the industry. We, however, view this as an opportunity. While the Company is not regulated as a subsidiary of a regulated financial institution, our agreements with our financial institution partners and the nature of our services typically require we provide these services in a compliant manner. This primarily relates to offering services that are compliant with the 2014 FinCEN Guidance and the BSA. In addition, given our history working with credit unions, our services historically have been subject to regulatory oversight from the National Credit Union Administration (“NCUA”). The Company will nevertheless continue to be subject to a range of laws, rules, and regulations, including those applicable to the Company that is an SEC registrant. In order to ensure we provide our services in an appropriate manner, we maintain policies and procedures we believe to be aligned with the requirements of 2014 FinCEN Guidance and the BSA. These policies and procedures are continuously assessed by management and formally reviewed at least annually. All employees are provided ongoing and annual training to ensure our services are delivered in an appropriate manner. An external audit firm is engaged to audit our compliance with certain policies on a quarterly and annual basis.

BSA/AML Regulations and Ramifications

BSA penalties for non-compliance are significant. For example, during March 2022, FinCEN issued a consent order issuing a $140 million civil penalty to a financial institution for failing to address previously identified AML program issues and other BSA compliance issues. This fine was unrelated to CRBs, which we believe provides a higher risk industry. We believe that most institutions cannot withstand such a penalty and will not take that risk. BSA experienced talent, particularly experience with cannabis businesses, is difficult to find and delegating such legal risk to BSA staff takes a great deal of trust, training, and additional resources to monitor activities and protect the financial institution. We believe our history and experience of providing compliant financial services and in conjunction with our financial institution clients successfully completing regulatory examinations reduces our risk in this area and provides us with a competitive advantage. We are committed to providing services in a compliance first fashion.

Cannabis Focused Fintech Competition

Financial regulators have created a real or perceived barrier to entry for most financial institutions. This has created the utilization of fintech models to provided financial services to the cannabis industry. Unregulated fintechs, i.e., those not formally regulated by federal agencies, are not subject to the same restrictions as chartered financial institutions (i.e., concentration limits on the percentage of balance sheet composed of higher risk cannabis deposits). Fintechs may enjoy this less restricted environment for a period of time, but we anticipate these companies will become subject to increasing regulatory requirements. We believe competition at the fintech level remains limited, as the emerging cannabis market requires the creation of sustainable fintech models that understand the regulatory environment, combining technology and regulation. While not fully regulated, fintech models are responsible for moving funds through the financial system via banking partners and must therefore be aware of regulations surrounding the movement of funds and implement BSA programs themselves.

How the Company Addresses Regulatory Challenges

The Company’s solutions are designed to address the key challenges faced by financial institutions desiring to provide banking services to CRBs. Today’s industry participants lack sufficient and reliable access to traditional financial services. We believe our solutions offer valuable services making communities safer, drive growth in local economies and foster long term partnerships.

The Company serves financial institutions desiring to provide banking services to the regulated cannabis industry and maintains a high standard of accountability, transparency, monitoring, reporting and risk mitigation measures while meeting BSA obligations in-line with the 2014 FinCEN Guidance relating to CRBs. BSA obligations vary depending on the growth and complexity of the CRB banking customers’ business, resulting in financial service providers constantly adjusting activities to meet expectations as well as the size of the cannabis portfolio maintained. The Company’s program has actual “hands-on” experience in the market since January 2015. We have increased BSA activities every year to manage emerging market risks and growth of the portfolio. This experience has allowed for the formulation of best practices and standardized processes that provide for a better understanding of these risks in order to mitigate them. We believe that the Company’s brand has been optimized on a national level to include sound and recognized exposure with financial institutions, legislators, governing officials, attorneys’ generals, regulators and the overall cannabis industry.

We have developed proprietary software built specifically for the cannabis industry from input gathered from our experience handling the onboarding of CRB accounts for PCCU. Our software enables our financial institution clients to manage the customer onboarding process, including applications and intake, “know your customer” diligence, and ongoing compliance monitoring, coupled with financial services relationship monitoring. Our software is continuously improved based on our experience and is updated to include new options and functions associated with the emerging cannabis market. Our software is able to run on multiple core banking systems, so as a result we are able to offer this software to financial institution clients who desire to use our software for diligence and monitoring purposes for their own CRB customers without our assistance. Ultimately, we believe that our software can be updated to accommodate new industries and to enhance existing processes for increased efficiencies.

Financial institutions continue to shy away from banking the cannabis market due to cannabis remaining a Schedule 1 drug, thus illegal under federal law. Because there is no “safe harbor” for financial institutions seeking to provide banking services to CRBs, it provides us the opportunity to capitalize on our knowledge and position as a market leader. We believe most financial institutions will not enter the market until federal legalization occurs — especially the large, multi-state financial institutions. Even then, the industry will still be considered a higher-risk banking sector needing strong experience and vetted programs. The 2014 FinCEN Guidance issued in February 2014 detailed the regulatory agency’s compliance and monitoring expectations for financial institutions servicing the cannabis industry. In our opinion, this created a window of opportunity allowing for the ability to serve the cannabis industry. We believe this window of opportunity, along with our proven track record, reduces the risk of negative consequences as a result of servicing the cannabis industry.

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

Traditional fintech operations typically have difficulty obtaining banking relationships in which to conduct business as the financial institution still remains liable for BSA obligations and yet the fintech retains control of all safety and soundness processes - a high and potentially expensive financial institution risk without direct control. The Company, under the umbrella of our partner financial institution, PCCU, methodically built its platform in a regulated manner under the supervision of financial regulators. This allows the Company to continue to operate with attention and activities based upon required regulations and provide financial institution partners with whom we work confidence in our ability to manage the higher-risk cannabis industry. Going forward, the Company will continue to operate in a manner to ensure a smooth transition once regulations are standardized for businesses providing financial services under a fintech model.

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

Employees

As of December 31, 2023, we had forty three full time employees, and two part time employees. None of our employees are represented by a union or parties to a Collective Bargaining Agreement.

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

Our workforce composition is aligned with our business needs. Management trusts it has adequate human capital to operate its business successfully. The Company had 43 full-time equivalent employees, or FTEs, at the end of 2023. Approximately 70% of our workforce is in Colorado and another 16% in Arkansas, with an expanding remote workforce to cultivate new and existing cannabis relationships in multiple states. The others are spread around to six other states.

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

Fair and Consistent Practices. Employees want to know that if they are working hard and dedicated to the company, the person next to them should be as well. All of our communications, evaluations, assessments, and monitoring ensure that our employees are treated with respect and are able to trust that the company will ensure fair and consistent treatment. Performance evaluations done on a quarterly and annual basis provide for competitive pay increases and access to the equity incentive plan. We work to make them feel part of the team no matter what role they fill. Evaluations are used to build staff expertise, efficiencies and competencies; utilizing objective criteria on which to base rewards.

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

Health and Safety. Consistent with our operating principles, the health and safety of our employees is of top priority. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has continued taking actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work. We implemented remote work options that have granted employees a combination of working at the office or from home. We ensure further safety by encouraging any employee that might not feel well or have family members that might be ill to work from home in order to protect the office environment.

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

PTO Plan. Employees enjoy a solid paid time off (“PTO”) plan that allows for four weeks of personal time off their first year. Employees are also allowed to sell back PTO weeks based upon their tenure, allowing for a benefit many take advantage of to fund vacations, family situations, and even holiday shopping. They are allowed to carry over 80 hours into a new year and excess hours are paid to the employee at that time.

Corporate History

The Company was founded in 2015 as a solution to a major problem that plagued the nascent legalized cannabis industry in Colorado - access to reliable and compliant financial services. Cannabis related funds were already finding their way into the financial system, including via hidden, misrepresented accounts and unlawful banking practices. Based upon our research, we determined that the appropriate step was to protect the financial system from criminal activity and provide legitimacy to the legal state CRBs. From decades of regulatory and banking experience, we created a detailed compliance program to assist financial institutions desiring to provide safe and sound financial services that would accomplish industry accountability and protect the financial system. The compliance program provides onboarding, validation and monitoring services to financial institutions desiring to provide traditional banking services to all types of marijuana, hemp, and CBD businesses, and to ancillary businesses that provide services to the cannabis industry. These ancillary businesses include payroll companies, payment processors, and professionals providing services to and receiving payment from CRBs. As the lawful cannabis industry grew beyond Colorado, the Company evolved its business practices to build a national footprint and currently provides services to financial institutions that provide banking services in 41 states where cannabis is either legal medicinally or for full adult use.

The Company originated as business operations conducted through Partner Colorado Credit Union (“PCCU”), which were transferred to SHF LLC (“SHF”), then an indirect wholly owned subsidiary of PCCU.

SHF Holdings, Inc. (the “Company”), formerly known as Northern Lights Acquisition Corp. (“NLIT”), acquired all of the outstanding membership interests of SHF in a transaction that closed on September 28, 2022 (the “Business Combination”). The Business Combination was consummated pursuant to a Unit Purchase Agreement dated February 11, 2022 (the “Business Combination Agreement”) among SHF, SHF Holding Co., LLC (the direct parent of SHF and a wholly owned subsidiary of PCCU), PCCU, NLIT, a special purpose acquisition company, and its sponsor, 5AK, LLC. Subsequent to the completion of the Business Combination, NLIT changed its name to “SHF Holdings, Inc.” In this Annual Report on Form 10-K (the “Form 10-K”), we use the terms “we,” “us,” “our,” “Safe Harbor” and the “Company” to refer to the business and operations of SHF Holdings, Inc. following the closing of the Business Combination. (Refer to Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K for more information regarding the Business Combination.)

SHF was formed by PCCU following the approval of the contribution of certain assets and operating activities associated with operations from both certain branches and Safe Harbor Services, a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, with PCCU’s investment in SHF maintained at the SHF Holding, Co., LLC level (collectively the “Pre-Public Company”). The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all of the employees engaged in the operations and certain PCCU employees were terminated from PCCU and hired as SHF employees. The relevant operations of the PCCU branches, and SHF, represent the “Carved-Out Operations.” After the reorganization, the entirety of the Carved-Out Operations were owned by SHF and the Pre-Public Company was dissolved. In addition, effective July 1, 2021, SHF entered into an Account Servicing Agreement and Support Services Agreement with PCCU, which memorialized the operational relationship between SHF and PCCU and which were subsequently amended and restated and are discussed in Note 10 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

On September 28, 2022, the parties consummated the Business Combination, resulting in NLIT acquiring all of the issued and outstanding membership interests of SHF upon exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A Common Stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash, $56,949,801 of which will be paid on a deferred basis. At the closing, 1,831,683 shares of the Class A Common Stock (the “Escrow Shares”) were deposited with an escrow agent to be held in escrow for a period of 12 months following the closing date to satisfy potential indemnification claims of the parties. On December 31, 2023, the 12-month period has expired, and the Company is in discussion with the escrow agent for the release of the Escrow Shares. For more information about the Business Combination, refer to Note 3 to the Consolidated Financial Statements included elsewhere in this Form 10-K. As a result of the Business Combination, PCCU is the Company’s largest stockholder, owning 39.62% of the Company’s outstanding Class A Common Stock as of December 31, 2023.

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

Pursuant to the Abaca Merger Agreement, as amended, the Company acquired Abaca together with its proprietary financial technology platform in exchange for $30,000,000, paid in a combination of cash and shares of the Company as follows: (a) cash consideration in an amount equal to (i) $9,000,000 ($3,000,000 was payable at the closing of the Mergers (the “Merger Closing”), with an additional $3,000,000 payable at each of the one-year and two-year anniversaries of the Merger Closing), (collectively, the “Cash Consideration”); and (b) 2,100,000 shares of Class A Common Stock at the Merger Closing and $12,600,000 (minus an outstanding note balance of $500,000, plus accrued interest) in shares of Class A Common Stock at the one-year anniversary of the Merger Closing based on a 10-day VWAP (collectively, the “Share Consideration”). Each of the Company, the Merger Subs, and Abaca provided customary representations, warranties and covenants in the Abaca Merger Agreement.

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

On October 26, 2023, we entered into: (1) a Second Amendment to Agreement and Plan of Merger (the “Second Amendment”) with SHF Merger Sub I, a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub I”), SHF Merger Sub II, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Parent (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca ( “Abaca”), and Dan Roda, solely in such individual’s capacity as the representative of the Company Securityholders (the “Abaca Stockholders’ Representative”), and (2) a Warrant Agreement with Continental Stock Transfer & Trust Company (solely as warrant agent to the Warrant Agreement).

The First Amendment modified, among other things, the First Anniversary Parent Shares to be issued as consideration so that the First Anniversary Parent Shares equal $12,600,000 minus the note balance of $500,000, plus accrued interest, divided by the 10-day VWAP of the Parent Common Stock for the 10 days immediately preceding the first anniversary of the Closing Date. The Second Amendment modified, among other things, the First Anniversary Parent Shares to be issued as consideration so that the First Anniversary Parent Shares equal $12,600,000 less the Closing Note Balance and Working Capital Adjustment, collectively in the amount of $928,356.16, divided by $2.00 per share. As a result, 5,835,822 shares of Parent Common Stock will be issued as the First Anniversary Parent Shares. The Second Amendment also added a Third Anniversary Consideration Payment of $1,500,000 which will be payable in cash, stock, or a combination of both at Company’s discretion. If the Company decides to pay with shares, their value will be determined by the 10-day NASDAQ average before the anniversary, with prices ranging between $2.00 and $4.36. Shares given purely for payment won’t be restricted by the Lock-Up Agreement. However, if the Lock-Up Agreement is in effect, the payment will be split into $750,000 cash and an equivalent $750,000 in shares. The lock-up duration for any shares will adhere to the legal minimum. In the event of a company stock consolidation or similar activity, the number of shares to be issued for the payment will be adjusted to reflect the decreased total of outstanding shares. No changes were made to the cash payments of $3,000,000 payable at each of the one-year and two-year anniversaries of the original closing. The Company has agreed to prepare and file a Registration Statement within 45 calendar days of the execution of the Second Amendment registering the resale of all Registrable Securities. The Company has also granted the Abaca Stockholders’ Representative the right to nominate three qualified candidates for the Company’s Board of Directors to the Company’s Nominating and Corporate Governance Committee (“NCG Committee”) of which the NCG Committee shall select and recommend one candidate for service on the Company’s Board of Directors in the Company’s 2024 annual proxy statement.

In addition, pursuant to the Warrant Agreement the Company agreed to deliver the Company Securityholders warrants to purchase up to an aggregate of 5,000,000 shares of Parent Common Stock at an initial exercise price of $2.00 per share.

On February 27, 2024, The Company and the Abaca Stockholders’ Representative entered into First Amendment to Second Amendment to Agreement and Plan of Merger Warrant Agreement and Lock-up Agreement, revising the Second Amendment to their Merger Agreement. This revision modifies the Common Stock’s registration requirements and timelines, updates the warrant agreement by changing warrant durations and eliminating the redemption clause, and adjusts the Lock-Up Agreement to shorten the lock-up period to match the amendment’s effective date. These modifications were mutually agreed upon to ensure both compliance and clarity in the ongoing agreements.

Our Board has unanimously determined that the Second Amendment, First Amendment to Second Amendment and Warrant Agreement are advisable and in the best interests of the Company’s stockholders, has approved the Second Amendment and Warrant Agreement on the terms and subject to the conditions set forth therein. The foregoing description of the Second Amendment, First Amendment to Second Amendment and the Warrant Agreement, along with the supporting documents, and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Second Amendment, First Amendment to Second Amendment and the Warrant Agreement, copies of which are attached hereto as Exhibits 2.1 and 2.2 and are incorporated herein by reference

Corporate Information

Our mailing address is 1526 Cole Blvd., Suite 250, Golden, Colorado 80401. Our telephone number is (303) 431-3435.

Available Information

We maintain a website at the address https://shfinancial.org/. On our website, you can access, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our annual proxy statement on Schedule 14A, and amendments to those materials filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. Materials are available online as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website at the address www.sec.gov that contains the information we file or furnish electronically with the SEC. The information contained on our website or on the SEC’s website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K.

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

In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period, for as long as it is available. We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act and (b) in which we have total annual gross revenue of at least $1.07 billion, (2) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning provided in the JOBS Act.

Item 1A. Risk Factors.

For a complete discussion of the Company’s risks and uncertainties, please refer to the risk factors included under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 14, 2023, as well as the limitation factors included in the forward-looking statement in this Form 10-K for the year ended December 31, 2023.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company employs internal resources and third-party service providers to manage, operate and administer our day-to-day operations, business and affairs, subject to the direction and supervision of the Board. The Board recognizes the critical importance of maintaining the trust and confidence of our business partners. The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight. The Company and its management are committed to protecting the confidentiality of all non-public information related to the Company’s clients, shareholders and their personnel.

Risk Management and Strategy

The Company relies on its Management and employees to execute its comprehensive cybersecurity program, and has adopted a written information security program, which is designed to address applicable requirements under Regulation S-P and the FTC Safeguards Rule. Consequently, the Company also relies on the processes for assessing, identifying, and managing material risks from cybersecurity threats. The processes include, among other things, maintaining secure digital or physical access to information assets, using manual and automated detection methods for malicious code, due diligence of third-party vendors, and engaging a leading provider of cybersecurity services to assess and manage cybersecurity risk. For third-party service vendors that perform a variety of important functions for our business, we seek to engage reliable, reputable service vendors that maintain cybersecurity programs.

All of the Company’s officers and employees are subject to its policies and procedures. The Company utilizes both internal and third-party cybersecurity services, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery and general cybersecurity education and awareness. We engage in periodic assessment and training regarding the policies, standards and practices designed to address cybersecurity threats and incidents. Our cybersecurity risk management is integrated into our overall enterprise risk management and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management.

To date, we have not experienced any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company and we are not aware of any cybersecurity threats that are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

Governance

Management oversees the Company’s cybersecurity risk management process. Management has adopted a charter that provides to periodically review and discuss with the Board the guidelines and policies with respect to risk assessment and risk management of cybersecurity and other risk exposures relevant to the Company’s computerized information system controls and security. Management may receive additional training in cybersecurity and data privacy matters to enable its oversight of such risks. Management will report to the Board on the substance of such reviews and discussions and, as necessary, recommend to the Board such actions as the Management deems appropriate.

As noted above, the Company relies on our internal Information Systems in connection with the Company’s day-to-day operations. The Company relies on the internal processes for assessing, identifying, and managing material risks from cybersecurity threats.

The Company’s Chief Financial Officer, Chief Legal Officer, and Head of IT work collaboratively with other employees of the Company to ensure protection of the Company’s Information Systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. These members of the Company’s management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the board when appropriate. They have gained relevant knowledge, skills and experience in information technology and cybersecurity risk management, including overseeing third-party vendors in such areas, over their careers at the Company or other organizations.

Item 2. Properties.

The Company leases approximately 8043 square feet of office space as its executive offices in Golden, Colorado at a cost of approximately $15,470 per month, increasing annually to a maximum of $19,618 for the final six months of the term. The lease term expires July 31, 2029. In addition, the Company also leases approximately 2705 square feet of office space in Little Rock, Arkansas. The lease term continues through and including July 31, 2026 at an expense of approximately $3,000 per month.

Item 3. Legal Proceedings.

We may, from time to time, in the ordinary course, be subject to various legal proceedings and disputes. In addition, as part of the ordinary course of business, we may be parties to litigation involving claims relating to the ownership of funds in particular accounts, the collection of delinquent accounts, credit relationships, challenges to security interests in collateral and foreclosure interests, which are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have or is likely to have, individually or in the aggregate, a material adverse effect on our business, financial position, results of operations or cash flows. Where appropriate, reserves for these various matters of litigation are established, under FASB ASC Topic 450, Contingencies, based in part upon management’s judgment and the advice of legal counsel.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Public Warrants are currently listed on The Nasdaq Capital Market under the symbols “SHFS” and “SHFS,” respectively.

Holders of Record

As of March 28,2023, there were 113 holders of our Class A Common Stock and 21 holders of our Public Warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

There have been no securities sold by the Company for the period covered by this Annual Report on Form 10-K which were not registered under the Securities Act. Included are new issues, securities issued upon conversion from other share classes, and securities issued in exchange for property, services, or other securities.

Issuer Purchases of Equity Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this section to “we,” “us,” “our,” “SHF” or the “Company” refer to SHF Holdings, Inc. References to “management” refer to our officers and board of managers. The following discussion and analysis of our financial performance and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements included elsewhere in this Form 10-K This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Founded in 2015 by Partner Colorado Credit Union (“PCCU”) (please see “Business Reorganization” below for a description of SHF’s organization), SHF’s mission is to provide access to reliable and compliant financial services for the legal cannabis industry. Through that mission and as an early leader with over nine years of experience, SHF is a leading provider of access to reliable and compliance driven banking, lending and other financial services to financial institutions desiring to provide those services to the cannabis industry.

Through our proprietary platform and on a multi-state level, SHF provides access to the following banking related services through PCCU and other financial institutions:

●	Business checking and savings accounts;

●	Cash management accounts;

●	Savings and investment options;

●	Commercial lending;

●	Courier services (via third-party relationships);

●	Remote deposit services;

●	Automated Clearing House (ACH) payments and origination; and

●	Wire payments.

Our services allow Cannabis Related Businesses (herein referred to as “CRBs”) to obtain services from financial institutions that allow them to run their business more efficiently and effectively with improved financial insight into their business and access to resources to help them grow. Due to limited availability of payment and other banking solutions for the cannabis industry, most businesses transact with high volumes of cash. Our fintech platform benefits CRBs and financial institutions by providing CRBs with access to financial institutions and financial institutions access to increased deposits with the comfort of knowing that those deposits have been compliantly monitored and validated. By facilitating the daily deposits of cash receipts between CRBs and financial institutions, the risks associated with high cash on hand are mitigated, creating a safer atmosphere for the CRB’s employees and the financial institutions at which the deposit accounts are held. Because the Company is not a financial institution, it does not hold customer deposits. All deposit accounts are held by the Company’s financial institution clients and all transmissions of funds to and from deposit accounts are handled directly by the financial institutions. In an industry with limited capital and financing options, we offer access to loan options at what we believe to be competitive rates, often with less punitive terms than the current industry average. Our financial institution clients offer loan options including senior secured debt and operating lines of debt. Collateral types include real estate, equipment, and other business assets. We also provide access to lending options for ancillary service providers serving the cannabis industry as these businesses also can have difficulty finding reliable financial services.

To ensure access to consistent and dependable banking access to CRBs, we provide our compliance, validation and monitoring services to financial institutions in a compliance driven environment ensuring strict adherence to the Bank Secrecy Act/FinCEN guidance and related anti money laundering provisions. Since inception, the Company has assisted in the processing of more than $22 billion in cannabis related funds. Through its relationship with its financial institution clients, the Company has successfully navigated 16 state and federal banking exams.

In strategically selected geographic areas, the Company has licensed its proprietary software and Safe Harbor Program (the “Program”) to other financial institutions to provide compliance-related services to CRBs. As part of the Program, we provide the following to financial institutions interested in licensing the Program to assist in compliant cannabis banking:

●	Initial customer due diligence – Know Your Customer;

●	Customer application management;

●	Program management support;

●	Compliance monitoring; and

●	Regulatory exam assistance.

Business Reorganization

SHF was formed by PCCU following the approval of the contribution of certain assets and operating activities associated with operations from both certain branches and Safe Harbor Services, a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, with PCCU’s investment in SHF maintained at the SHF Holding, Co., LLC level. The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all of the employees engaged in the operations and certain PCCU employees were terminated from PCCU and hired as SHF employees. The relevant operations of the PCCU branches, and SHF, represent the “Carved-Out Operations.” After the reorganization, the entirety of the Carved-Out Operations were owned by SHF and the Pre-Public Company was dissolved. In addition, effective July 1, 2021, SHF entered into an Account Servicing Agreement and Support Services Agreement with PCCU, which memorialized the operational relationship between SHF and PCCU and which were subsequently amended and restated and are discussed in Note 10 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

On February 11, 2022, SHF and SHF Holding Co., LLC, the sole member of SHF, and PCCU, the sole member of SHF Holding, Co., LLC, entered into a definitive Unit Purchase Agreement (herein referred to as the “Business Combination”) with Northern Lights Acquisition Corp. (“NLIT”), a special purpose acquisition company, and its sponsor, 5AK, LLC. Subsequent to the completion of the transaction, NLIT changed its name to “SHF Holdings, Inc.” (herein referred to as the “Company”). On September 19, 2022, the parties entered into the First Amendment to the Unit Purchase Agreement to extend the date by which the closing had to occur from August 31, 2022 until September 28, 2022 and provide for the deferral of $30 million of the $70 million in cash due at the closing. On September 22, 2022, the parties entered into the second amendment to the Unit Purchase Agreement to provide for the deferral of a total of $50 million of the $70 million due at the closing. On September 28, 2022, the parties entered into the third amendment to the Unit Purchase Agreement to provide for the deferral of a total of $56,949,800 of the $70,000,000 due at the closing.

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

On March 29, 2023, the Company and PCCU entered into a definitive transaction to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company has granted, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company has issued 11,200,000 shares of the Company’s Class A Common Stock to PCCU.

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

●	Approximately $56.9 million of the $70 million of cash proceeds due to PCCU was deferred and is due to the Seller. Approximately $21.9 million of the amount was due to PCCU beginning December 15, 2022. The residual $35 million is due in six quarterly installments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 4.71%. A sum of 1,200,000 shares of Class A Common Stock were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of the Company amounting to $9,124,297 on the date of business combination was transferred to additional paid in capital.

●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred were converted into 2,045,000 shares of Class A Common Stock at a purchase price of $10.00 per share of Class A Common Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of the registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount was released with the remaining amount once all securities were included in an effective registration statement.

●	For tax purposes, the transaction is treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $43,198,800, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to be recorded in accordance with GAAP.

●	Preferred Stock: The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023, there were 1101 preferred shares issued or outstanding and 14,616 preferred shares issued or outstanding on December 31, 2022.

●	Class A Common Stock: The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of December 31, 2023, and December 31, 2022, there were 54,563,371 and 20,815,912 shares, respectively, of Class A Common Stock issued or outstanding. As of December 31, 2023, and December 31, 2022, 3,667,377 Class A Common Stock are held by the purchasers under the Forward Purchase Agreement dated June 16, 2022, by and among the Company and such purchasers.

●	Parent-Entity Net Investment: Parent-Entity Net Investment balance in the consolidated balance sheets represents PCCU’s historical net investment in the Carved-Out Operations. For purposes of these consolidated financial statements, investing requirements have been summarized as “Parent-Entity Net Investment” and represent equity as no cash settlement with PCCU is required. No separate equity accounts are maintained for SHS, SHF or the Branches.

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

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Year Ended December 31,
	2023	2022
Net loss	$(17,279,847)	$(35,128,083)
Interest expense	1,113,466	705,204
Depreciation and amortization	1,373,707	189,275
Taxes	(1,829,701)	(9,252,893)
EBITDA	(16,622,375)	(43,486,497)

Other adjustments –
Provision for credit losses	290,857	506,212
Change in the fair value of warrants and forward purchase derivatives	1,853,920	8,058,091
Change in fair value of Forward Purchase Agreement	-	33,322,248
Change in the fair value of deferred consideration	(4,570,157)	97,593
Deferred loan origination fees and costs	27,271	(1,890)
Stock based compensation	3,739,156	2,806,336
Goodwill and long-lived intangible assets impairment	18,907,739	-
Adjusted EBITDA	$3,626,411	$1,302,093

The increase in our income on both an EBITDA and Adjusted EBITDA basis for the fiscal year ending December 31, 2023, can be attributed to several key factors. These include a rise in deposits and activity income, which was significantly influenced by the growth in account numbers following the Abaca acquisition. Additionally, there was an increase in employee benefits and general and administrative expenses, coupled with a decrease in professional expenses, as detailed in the ‘Discussion of our Results of Operations’ section below. Other adjustments include estimated future credit losses not yet realized, including amounts indemnified to PCCU for loans funded by them, change in the fair value of warrants and forward purchase derivates, Change in fair value of Forward Purchase Agreement, Stock based compensation and Goodwill and long-lived intangible assets impairment. The Company had entered into a Loan Servicing Agreement with PCCU, pursuant to which the Company agreed to indemnify PCCU for claims associated with CRB activities including any loan default related losses for loans funded by PCCU; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

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

Year Ended December 31,		2023	2022	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$204,923,090	208,155,596	(3,232,506)	(1.55)%
Account fees	(2)	$7,735,582	5,951,337	1,784,245	29.98%
Average active accounts	(3)	932	967	(35)	(3.62)%
Average account balance	(4)	$219,835	215,259	4,576	2.13%
Average fees per account	(4)	$8,298	6,154	2,144	34.84%

(1)	Represents the average of monthly ending account balances
(2)	Reported account activity fee revenue
(3)	Represents the average of monthly ending active accounts
(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

For the year ending December 31, 2023, there was a decline in the average number of accounts compared to the previous year, primarily due to a decrease in clientele following the termination of an agreement with the Central Bank. Despite this, the average size and fees associated with accounts saw an increase, largely attributed to the acquisition of Abaca. We anticipate this pattern to persist as our lending program, which generally necessitates borrowers to make deposits at our affiliated financial institutions, remains a key focus.

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

The Company reports a provision for credit losses both as it relates to loans funded internally and those carried by PCCU or other financial institutions. The Company indemnifies PCCU and other financial institutions for the losses on loans to borrowers sourced by the Company and funded by PCCU and other financial institutions. The Company anticipates comparable arrangements with other financial institutions that fund loans to borrowers sourced by the Company.

Other general and administrative expenses consist of various miscellaneous items including account hosting fees, insurance expense, advertising and marketing, travel meals and entertainment and other office and operating expense.

Discussion of our Results of Operations —2023 Compared to 2022 (Year Ended December 31)

Revenue

Year Ended December 31,	2023	2022	Change ($)	Change (%)
Deposit, activity, onboarding income	$8,614,945	$6,063,939	$2,551,006	42.07%
Safe Harbor Program income	130,688	164,062	(33,374)	(20.34)%
Investment income	5,844,836	2,120,640	3,724,196	175.62%
Loan interest income	2,972,434	1,130,178	1,842,256	163.01%
Total Revenue	$17,562,903	$9,478,819	$8,084,084	85.29%

Account fee income consists of deposit account fees, activity fees and onboarding income. Historically, the Company has charged fees based on cannabis related deposit account activity. During 2023, we reduced our fee percentage for cannabis specific accounts in order to ensure we were competitive with the market and for many accounts implemented a flat fee structure for certain CRB accounts based on client specific activity levels. In addition, we receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis. The increase in deposit, activity and onboarding income was primarily attributable to the increase in the number of accounts related to the Abaca acquisition. In 2023, PCCU accounted for $5,150,397 of the revenue generated from deposits, activities, and client onboarding. Related to this revenue, the Company recognized $529,209 in account hosting expenses, in accordance with the Loan Servicing Agreement and the Commercial Alliance Agreement. In 2022, PCCU contributed $5,554,922 to the revenue from similar sources, with account hosting expenses amounting to $255,853 as per the Loan Servicing Agreement provisions. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

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

We have agreements with PCCU (related party) and Five Star Bank (FSB) where our financial institution clients pay us interest on the daily account balance as per the rates in the agreements. In fiscal 2022 and up to the third quarter of 2023, our investment earnings were solely from interest on deposits at the Federal Reserve Bank, capped at the earnings accrued by PCCU from its reserves. However, a strategic shift in the fourth quarter of 2023 led us to adopt Federal Reserve’s interest rates applied to the daily average balance of SHF customer deposits, with certain exclusions. This method, applied retroactively from the beginning of 2023, resulted in incremental revenue of $549,000 recognized in the fourth quarter. Under our Commercial Alliance Agreement, we pay 25% of the investment income as a hosting fee to PCCU based on this income. In 2023, the income derived from investment income associated with PCCU totaled $5,803,114. In relation to this income, the Company incurred $1,445,517 in investment hosting fees, consistent with the stipulations of the Loan Servicing Agreement and the Commercial Alliance Agreement. In 2022, PCCU’s contribution to investment income amounted to $2,110,572, against which the Company recorded investment hosting fees of $519,406, as governed by the terms of the Loan Servicing Agreement. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

We had a Loan Servicing Agreement with PCCU (related party) where our financial institution carries the loan balances on their financial statement; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. The loan interest income reflects our share of loan interest on issued loans. We are obligated to pay 0.35% on the total outstanding principal of each loan that is funded and serviced by PCCU. Loan interest earned on the Company’s direct loans and the indemnified loans grew as the Company increased its focus on lending. For the year ended December 31, 2023, SHF serviced 22 loans, as compared to 11 loans in the year ended December 31, 2022. In 2023, the Company recognized $2,883,192 in loan interest income attributable to PCCU activities. Related expenses for this income included $81,577 in loan servicing fees, in compliance with both the Loan Servicing Agreement and the Commercial Alliance Agreement. In the preceding year, 2022, loan interest income from PCCU operations amounted to $989,642, with associated loan servicing fees totaling $26,088, pursuant to the same agreements. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

Operating expenses

Year Ended December 31,	2023	2022	Change ($)	Change (%)
Compensation and employee benefits	$10,334,212	$6,695,319	$3,638,893	55.35%
General and administrative expenses	6,568,662	2,390,539	4,178,123	174.78%
Impairment of goodwill	13,208,276	-	13,208,276	100.00%
Impairment of long-lived intangible assets	5,699,463	-	5,699,463	100.00%
Professional services	1,858,137	1,985,343	(127,206)	(6.41)%
Rent expense	315,615	99,246	216,369	218.01%
Provision for loan losses	290,857	506,212	(215,355)	(42.54)%
Total Operating Expenses	$38,275,222	$11,676,659	$26,598,563	227.79%

Compensation and employee benefits expenses rose due to an increase in stock-based compensation and a higher headcount, in anticipation of business expansion.

General and administrative expenses increased across various categories including: i) $926,111 in investment hosting fees as a result of the increase in investment income, ii) $715,771 in increased bank sharing fees due to the increase in the number of accounts related to the Abaca acquisition, iii) $1,184,432 in amortization and depreciation, and iv) $343,187 in business insurance.

Professional services expense reduced primarily due to the reduction in the legal fees and consulting fees associated with acquisition and SEC filing.

Impairment of goodwill and finite-lived intangible assets arose from the annual impairment assessment conducted on December 31, 2023, and an interim impairment assessment on June 30, 2023, triggered by the termination of the Master Services and Revenue Sharing Agreement with the Central Bank. Under this agreement, the Company offered expertise and intellectual property to cannabis-related businesses primarily in Arkansas.

Provision for credit losses has decreased due to the adoption of ASU 2016-13 as of January 1, 2023, utilizing the modified retrospective method.

Financial Condition

Cash and cash equivalents

Cash, cash equivalents totaled $4,888,769 and $8,390,195 as of December 31, 2023 and 2022, respectively.

Cash flows

For the year ended December 31, 2023, the Company’s cash used in operations was $832,144 compared to cash provided by operations of $1,697,380, for the year ended December 31, 2022. This was mainly due to increase in the operating expenses and payments of the liabilities pertaining to the reverse acquisition along with an additional amount resulting from changes in working capital. See discussion under “Discussion of our Results of Operations” above for more information.

Contract assets and liabilities

Deferred revenue is primarily related to contract liabilities associated with the Company agreements. As of December 31, 2023, SHF reported a contract asset and liability of $0 and $21,922 respectively and on December 31, 2022, SHF reported a contract asset and liability of $21,170 and $996, respectively.

Liquidity and going concern

Liquidity refers to our capacity to fulfill anticipated cash demands, encompassing obligations to settle debt, sustain assets and operations, distribute earnings to shareholders, and cover other typical business expenditures. Our cash outflows predominantly settle towards repaying debt principal and interest, distributing dividends to shareholders, and financing our operational activities. The main contributors to our liquidity are the cash inflows from our operational performance. As of the end of the fiscal year on December 31, 2023, the Company reports no significant commitments to capital investments.

As of December 31, 2023, the Company had $4,888,769 cash and net working capital deficit of $135,355. The Company has also incurred an operating loss of $20,712,319 for the year ended December 31, 2023, and cash flows used in operating activities of $832,144.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern as a result of this uncertainty.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as disclosure of contingent assets and liabilities. An appreciation of our critical accounting policies is necessary to understand our financial results. In some cases, we could reasonably use different accounting policies and estimates, and changes in our estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates, and our financial condition or results of operations could be affected. We base our estimates on our experience and other assumptions that we believe are reasonable, and we evaluate these estimates on an ongoing basis. We refer to the following accounting estimates as critical accounting estimates, based on their importance to the financial reporting and potential for changes in future periods:

Revenue recognition

The company records revenue when it meets its service obligations, which include various fees charged for financial services such as account maintenance and transaction fees, along with other miscellaneous fees. When determining transaction prices, the company considers potential variations in these fees, which may fluctuate based on customer usage and specific contract terms. This is in line with ASC 606 standards, which require the allocation of transaction prices to the specific services provided within a contract, such as setup and ongoing fees for certain programs. The company also earns revenue from interest on loans, which includes those directly issued and those backed by a partnership with PCCU under a commercial alliance agreement. Investment income consist of interest earned on the daily deposits balance with financial institution. A strategic change in the fourth quarter of 2023 saw the company adopt a new method for calculating interest on customer deposit balances, excluding certain amounts. This new approach, applied retroactively to the start of 2023, led to an additional $549,000 in revenue for that quarter. The company’s customer base mainly consists of financial institutions that serve cannabis-related businesses (CRBs), with revenue primarily generated in the United States. Under the terms of its Commercial Alliance Agreement with PCCU, the company is obligated to pay PCCU various fees, including a loan servicing fee of 0.35% of the current loan balance, and monthly service fees based on account balances, with rates varying for balances below and above $1 million. Additionally, the company must pass on 25% of its investment hosting fees to PCCU, which are calculated from the returns on PCCU-related deposits.

Indemnity liability

The indemnification component of the Loan Servicing Agreement is accounted for in accordance with ASC 460 Guarantees, which follows guidance in ASC 326 - Financial Instruments - Credit Losses (ASC Topic 326), for estimating expected credit losses under the current expected credit loss (“CECL”) methodology, presented in the liabilities section in the consolidated balance sheets as an “Indemnity liability”. The Company accounts for the indemnification component of the Commercial Alliance Agreement for claims related to cannabis-related businesses, with a particular emphasis on default-related credit losses. The Company’s indemnity is secondary to other recovery methods like foreclosure or guarantor recourse. Indemnity payments don’t absolve borrowers of their obligations, maintaining PCCU’s rights to recoveries. The indemnification is considered a general loss contingency under ASC 460 due to uncertainties that could lead to losses, resolved by future events. The Company’s liability for indemnity is based on management’s estimation of probable credit losses at the balance sheet date, influenced by individual loan risk ratings and economic assumptions in the estimation model. These risk ratings are re-evaluated quarterly.   The indemnity liability for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters such as probability of default (“PD”) and loss given default (“LGD”) which are derived from internally developed model estimation approaches for smaller homogenous loans. The PD is quantified by analyzing historical data to determine the rate at which loans have defaulted within the portfolio, relative to the total outstanding loans as of the end of the reporting period. This rate is expressed as a percentage and serves as a key indicator of the likelihood of default across the loan pool. LGD assessments are conducted to estimate the potential loss amount in the event of a default, considering the recoverable value from the collateral liquidation against the remaining loan balance. This involves a detailed analysis of two primary components: the loss on principal, which arises from the gap between the collateral’s liquidation value and the unpaid principal balance of the loan; and the loss associated with various ancillary costs to recover, including, but not limited to, foregone interest, transaction costs, legal and administrative fees, and expenses related to the maintenance and renovation of the property.

Changes in the PD and LGD directly affect the estimated indemnity liability. An increase in PD, indicating a higher likelihood of defaults, necessitates a larger indemnity liability to cover potential losses, impacting the company’s financial reserves. Conversely, a decrease in PD would lower the required indemnity liability, reflecting a more favorable risk outlook. Similarly, a rise in LGD, due to reduced collateral values or higher recovery costs, increases the estimated loss per default, requiring a higher indemnity liability. Conversely, a reduction in LGD suggests more loss recoveries, allowing for a decrease in the indemnity liability.

Stock-based compensation

In conjunction with the 2022 Plan, as of December 31, 2023, the Company had granted stock options and restricted stock units which are described in more detail below:

Stock options

The Company awards stock options to incentivize employee ownership and performance, applying ASC 718 for equity-based payments. Options, with a 10-year term with their fair value determined at the grant date, considering either market price or the Black-Scholes model. This model factors in expected option term, stock price volatility (set at 100% due to significant price fluctuations since listing), risk-free interest rates (aligned with U.S. Treasury rates), and an assumed zero dividend yield, given the Company’s history of not paying dividends. The expected option term is derived using the simplified method, averaging the contractual term and vesting period. Compensation cost is recognized over the service period on a straight-line basis, with immediate recognition of forfeitures. Changes in valuation assumptions could significantly alter fair value estimates.

Restricted Stock Units / Restricted Stock Awards

The Company values equity-based payments under ASC 718, using fair value at grant date for stock awards, recognizing expenses over the service period. Fair value is estimated via the market price or Black-Scholes model, considering variables like expected term, stock volatility, risk-free rates, and forfeiture rates. Given the stock’s limited listing period and significant price drop, volatility is presumed at 100%. Risk-free rates align with U.S. Treasury rates matching the awards’ lifespans. The options’ expected term merges the contractual and vesting durations. The Company assumes zero dividend, reflecting the Company’s history and future dividend outlook, impacting the valuation of stock-based compensation. Changes in valuation assumptions could significantly alter fair value estimates.

Forward Purchase Agreement

The Company, under a Forward Purchase Agreement (FPA) with Midtown East, which was later reassigned to Verdun and Vellar, involved complex transactions around Class A common stock. Initially, about 3.8 million shares were acquired from the market. Post-business combination, the Company disbursed $39.6 million for these shares and associated costs. The FPA allows for an early termination sale of shares by the assignees, with proceeds above the reset price going to them and the rest to the Company. The final settlement at the Maturity Date includes a cash or share payment based on the Forward Price and a Maturity Cash Consideration. In 2022, the reset price adjustment, influenced by the common stock’s trading value and preferred share conversions, significantly reduced the FPA receivable from $37.9 million to $4.6 million. No further transactions or value changes were noted in the year end December 31, 2023, maintaining the FPA receivable’s value.   The value of the forward purchase agreement could diminish if the Company issues any securities at a price below the reset price of $1.25 per share before the agreement expires.

Forward Purchase Derivative

The Company records the forward purchase derivative from a business combination as per ASC 815, marking it as an asset or liability at fair value, adjusted each reporting period. Fair value adjustments are recognized in the consolidated statement of operations. The Monte-Carlo Simulation, applying Geometric Brownian Motion for stock price projections, was utilized for valuation in the year ended December 31, 2022. In 2022, the company fully accounted for the maximum contractual liability. Throughout 2023, there were no notable shifts in risk factors that would impact the values of FPA derivatives. As a result, the valuation established on December 31, 2022, was maintained for the year ended December 31, 2023.

Impairment of Goodwill and Finite-lived intangible assets

On November 15, 2022, the company finalized a significant acquisition for $30 million, resulting in the recognition of $19,266,276 in goodwill and $10,800,000 in amortizable intangible assets, which included market-related intangible assets valued at $2,100,000, customer relationships at $2,000,000, and developed technology at $6,700,000. According to ASC 350 and 360, the company is required to perform impairment assessments annually or more frequently if needed. An interim assessment conducted on June 30 utilized a hybrid approach, dividing emphasis between the income approach (one-third) and the market approach (two-thirds) for evaluating goodwill’s fair value. Additionally, specific methods were applied to the intangibles: the Royalty Method for market-related intangibles, the Discounted Cash Flow Method for customer relationships, and the Cost to Re-create Method for developed technologies. This interim evaluation led to a goodwill impairment of $13.2 million, a $1,865,668 impairment for market-related intangible assets, and a $1,814,795 impairment for customer relationships. The annual assessment on December 31, 2023, also adopted the hybrid approach for goodwill valuation and applied the Relief from Royalty Method for market-related intangibles and developed technologies, along with the Multi-Period Excess Earnings Method for customer relationships, resulting in a $2,019,000 impairment for developed technologies.

The impairment determination process is inherently subjective, heavily reliant on assumptions about future conditions and events that might affect asset values. For impairment testing under ASC 350 and ASC 360 regarding goodwill and other intangibles, critical assumptions include future cash flow projections, appropriate discount rate determination reflective of asset-specific risks, the estimated useful lives of intangible assets, and customer attrition rates for assets tied to customer relationships. These assumptions are affected by wider market and economic factors, including interest rate fluctuations, inflation, and sector-specific developments. Due to these variables, impairment test outcomes can significantly shift over time with changes in the company’s operational performance, market dynamics, technological innovations, or strategic decisions like asset disposals or cessation of certain operations. This variability highlights the complex and judgment-based nature of impairment testing, emphasizing the potential for notable fluctuations in impairment charges across different periods.

Warrants Liability

The Company’s accounting for warrants, including Public, Private Placement, PIPE, and Abaca warrants, constitutes a critical accounting estimate due to the significant judgments and assumptions involved in their valuation and the potential impact on our financial statements. These warrants are recorded at fair value on a recurring basis, requiring the use of observable market data and valuation techniques that involve significant estimates and assumptions. For Public warrants, the Company utilizes Level 1 inputs, relying on exchange-traded prices which provide a transparent and observable market valuation. This approach minimizes the level of estimation uncertainty associated with these warrants. Private Placement and PIPE Warrants valuation, as of 2023, has transitioned from third-party reports to internal assessments by the Company, employing Level 3 inputs derived from unobservable inputs. This shift aims to enhance the precision of the valuation process, allowing for adjustments reflective of the unique characteristics of these warrants and prevailing market conditions. Key assumptions in this valuation include the expected volatility of our stock, the risk-free interest rate, the expected life of the warrants, and the dividend yield. Variability in these assumptions could significantly impact the fair value estimates of these warrants. For Abaca Warrants, the Company also utilizes an internal assessment approach with Level 3 inputs. The valuation assumptions include, but are not limited to, the exercise price, the fair market value of the underlying Class A Common Stock, the expected term of the warrants, and the risk-free interest rate. Future variations in these critical assumptions could arise from changes in market conditions, such as fluctuations in the volatility of the Company’s stock, alterations in the risk-free interest rate reflecting broader economic shifts, or adjustments in the expected life of the warrants due to changes in the holders’ exercise behavior. Additionally, regulatory changes or shifts in the market perception of the Company could also necessitate adjustments to these assumptions. Changes in these assumptions could lead to significant variations in the recorded fair value of the warrants, impacting the Company’s financial position and results of operations. The Company closely monitors these assumptions and market conditions to ensure that the warrant valuations accurately reflect their fair market value on reporting date.

Deferred consideration

The Company’s accounting for the deferred consideration arising from the acquisition of Abaca represents a critical accounting estimate, consistent with ASC Topic 815, “Derivatives and Hedging” (“ASC 815  “). This consideration, due to its failure to meet the equity classification criteria under ASC 815, is accounted for as a derivative liability. This approach necessitates the recognition of this obligation on the balance sheet at its fair value, with subsequent adjustments to fair value reflected at each reporting period end. The determination of fair value involves significant judgments and assumptions, particularly in light of the complex terms outlined in the Abaca merger agreement and its amendments. The deferred consideration includes cash payments scheduled at various anniversaries of the merger closing, the issuance of common stock based on specified conditions, and the introduction of additional consideration and stock warrants as per the latest amendments to the agreement. The fair value assessment of these components is influenced by several factors, including the Company’s stock price, the volatility of the stock, the risk-free interest rate, and the specific terms of the deferred and stock considerations as amended. Future variations in the fair value of this derivative liability could arise from changes in the Company’s stock price, fluctuations in market volatility, alterations in the risk-free interest rate, or changes in the terms of the agreement as negotiated with the Abaca stockholders. Such changes could be prompted by evolving business strategies, market conditions, or regulatory environments that impact the financial and operational aspects of the agreement. These estimates and assumptions are subject to inherent uncertainties and the exercise of management’s judgment. Changes in these critical assumptions could lead to significant adjustments in the recorded fair value of the derivative liability associated with the Abaca acquisition’s deferred consideration. These adjustments could materially impact the Company’s financial position and results of operations, emphasizing the importance of the estimates and assumptions used in the valuation of this complex financial instrument. The Company closely monitors related developments and market conditions to ensure the derivative liability is accurately valued, providing transparency and reliability on the reporting date.

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

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the year ended December 31, 2023, the Company has identified three (3) material weaknesses within our internal controls associated with Revenue Recognition, Complex Financial Instrument and Credit losses. Refer to Item 9A of this document for additional details.

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

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU receives a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded and serviced by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related credit losses as defined in the Loan Servicing Agreement. This agreement was replaced and superseded in its entirety by Commercial Alliance Agreement entered on March 29, 2023, between PCCU and the Company.

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

The Commercial Alliance Agreement sets forth the application, underwriting, loan approval, and foreclosure process for loans from PCCU to borrowers that are cannabis-related businesses and the loan servicing and monitoring responsibilities provided by the Company and PCCU. In particular, the Commercial Alliance Agreement provides for procedures to be followed upon the default of a loan to ensure that neither the Company nor PCCU will take title to or possession of any cannabis-related assets, including real property, that may be collateral for a loan funded by PCCU pursuant to the Commercial Alliance Agreement. Under the Commercial Alliance agreement, the PCCU has the right to receive monthly fees for managing loans. For SHF-serviced loans, which are CRB loans provided by the PCCU but primarily handled by SHF, a yearly fee of 0.25% of the remaining loan balance is applied. On the other hand, loans both financed and serviced by the PCCU are charged a yearly fee of 0.35% on their outstanding balance. These fees are calculated using the average daily balance of each loan for the preceding month. In addition, the Company’s is obligated by the Commercial Alliance Agreement to indemnify PCCU from certain default-related loan losses (as fully defined in the Commercial Alliance Agreement).

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

In fiscal 2022 and up to the third quarter of 2023, our investment earnings were solely from interest on deposits at the Federal Reserve Bank, capped at the earnings accrued by PCCU from its reserves. However, a strategic shift in the fourth quarter of 2023 led us to adopt Federal Reserve’s interest rates applied to the daily average balance of SHF customer deposits, with certain exclusions. This method, applied retroactively from the beginning of 2023, resulted in incremental revenue of $549,000 recognized in the fourth quarter. Under our Commercial Alliance Agreement, we are obligated to remit 25% of the investment hosting fees to PCCU based on this income.

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits at December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
CRB related deposits	$129,350,998	$161,138,975
Capacity at 60%	77,610,599	96,683,385
PCCU net worth	81,087,746	133,231,565
Capacity at 1.3125	106,670,306	174,866,429
Limiting capacity	77,610,599	174,866,429
PCCU loans funded	55,660,039	18,898,042
Amounts available under lines of credit	525,000	996,958
Incremental capacity	$21,425,560	$154,971,429

The revenue from operation on the statement of operations consists of the following agreement mentioned above for the year ended December 31, 2023, and December 31, 2022:

	Year ended December 31, 2023	Year ended December 31, 2022
Account Servicing Agreement	$3,075,458	$8,823,608
Commercial Alliance Agreement	10,761,245	-
Total	$13,836,703	$8,823,608

The operating expense on the statement of operations consists of the following agreement mentioned above for the year ended December 31, 2023, and December 31, 2022:

	Year ended December 31, 2023	Year ended December 31, 2022
Support Services Agreement	$378,730	$775,259
Loan Servicing Agreement	11,929	26,088
Commercial Alliance Agreement	1,665,644	-
Total	$2,056,303	$801,347

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required with respect to market risk.

Item 8. Financial Statements and Supplementary Data.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with GAAP. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has identified three (3) material weaknesses, as described below. Each deficiency was concluded to be a “material weakness”, which is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Based on these material weaknesses identified in the management evaluation of internal controls over financial reporting, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We consider the following material weaknesses to be outstanding as of December 31, 2023:

Revenue Recognition: During fiscal year 2022 and 2023, the Company’s revenue was earned through certain related party contracts with PCCU that define contractually the revenue earned by the Company from PCCU for account servicing. The Company has identified a material weakness in our internal control over financial reporting related to the need to enhance the design and operating effectiveness of internal controls over the review of revenue recognition from allocations that occurs on a monthly basis between the Company and PCCU.

To remediate this material weakness, the Company has implemented a monthly process with enhanced management review controls to perform and review revenue recognition. The analysis and disclosures are assessed by senior management of the Company performing review of the documentation and disclosures.

Complex Financial Instruments: During fiscal year 2022 and 2023, the Company had a material weakness with regard to the ineffectiveness in management review controls of the accounting, disclosure and valuation of complex financial instruments (warrants, Forward Purchase Agreement, and stock-based compensation).

To remediate this material weakness, the Company has implemented a quarterly process with enhanced management review controls to perform and review complex financial instruments. The analysis and disclosures are assessed by senior management of the Company performing review of the documentation and disclosures.

Credit Losses: During the three months ending March 31, 2023, the Company identified a material weakness with regard to the initial implementation of CECL. This included initially not having supporting documentation of the model aligning to the calculations recorded, and incorrectly applying the modified retrospective adoption through the Consolidated Statements of Operations only, as opposed to the Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity on January 1, 2023.

To remediate this material weakness, the Company enhanced the allowance model documentation during the period from June 30, 2023, through December 31, 2023, and has implemented a quarterly process with enhanced management review controls to perform and review CECL, however remediation requires ensuring these controls are effective over time. The analysis and disclosures are assessed by senior management of the Company performing review of the documentation and disclosures.

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

Changes in Internal Control over Financial Reporting

Other than as noted above in the December 31, 2023 material weaknesses, there was no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 covered by this Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information relating to the Executive Officers of the Company appears in Part I of this Form 10-K under the heading “Information about Our Executive Officers” and is incorporated by reference in this section.

The information required under this Item will be contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2023 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Delinquent Section 16 (a) Reports,” which information is incorporated by reference herein.

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to all officers, directors and employees. A copy of our Code of Conduct and Ethics is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Compensation Committee Report,” “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Certain Relationships and Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

List of documents filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

The consolidated financial statements required by this item are contained under the section entitled “Index to Consolidated Financial Statements” (and the consolidated financial statements and related notes referenced therein) included beginning on page F-1 of this Annual Report on Form 10-K.

(2) Consolidated Financial Statements Schedules

All financial statement schedules are omitted because they are either not applicable, not required, or because the information required is included in the above referenced consolidated financial statements and notes thereto.

(3) List of Exhibits

The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit
1*	Form of Code of Ethics and Business Conduct
2.1 †	Unit Purchase Agreement dated February 11, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2022).
2.2	First Amendment to Unit Purchase Agreement dated September 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).
2.3	Second Amendment to Unit Purchase Agreement dated September 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).
2.4	Third Amendment to Unit Purchase Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2022).
2.5†	Agreement and Plan of Merger, dated October 29, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
2.6	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 15, 2022).
2.7	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
3*	Amended and Restated - 2022 Equity Incentive Plan
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Certificate of Designation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
4*	Form SHF Holdings, Inc. Stock Option Agreement
4.1	Warrant Agreement, dated June 23, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
4.2	Registration Rights Agreement, dated March 29, 2023, by and between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023).
4.3	Security Agreement, dated March 29, 2023, by and between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023).
4.4	Senior Secured Promissory Note, dated March 29, 2023, by and between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023)
4.5	Securities Issuance Agreement, dated March 29, 2023, by and among the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 5 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023).
4.5	Warrant Agreement, dated October 26, 2023, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).

4.6*	Description of Registered Securities
5*	Form of SHF Holdings, Inc. Restricted Stock Unit Agreement
7*	By Laws
10.1	Letter Agreement, dated June 23, 2021, among the Company, its officers and directors and 5AK, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.2 †	Registration Rights Agreement, dated June 23, 2021, by and among the Company and certain securityholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
10.4	Forward Purchase Agreement dated June 16, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2022).
10.5	Registration Rights Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.6†	Lock-Up Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.7	Non-Competition Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.8†	Form of Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
10.9	SHF Holdings, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.10	Forbearance Agreement, dated as of October 27, 2022 by and between SHF Holdings, Inc., Partner Colorado Credit Union and Luminous Capital USA Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 1, 2022).
10.11	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 15, 2022).
10.12	Executive Employment Agreement, dated January 10, 2023, by and between the Company and Donnie Emmi (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on April 14, 2023).
10.13	Executive Employment Agreement, dated January 10, 2023, by and between the Company and James H. Dennedy (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K, filed on April 14, 2023).
10.14	Commercial Alliance Agreement, dated March 29, 2023, between the Company and Partner Colorado Credit Unit (incorporated by reference to Exhibit 1 of the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2023).
10.15	Executive Employment Agreement, dated August 16, 2023, by and between the Company and Tyler Beuerlein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 22, 2023).
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Marcum LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Clawback policy
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHF HOLDINGS INC.

Date: April 01, 2024		/s/ Sundie Seefried
	Name:	Sundie Seefried
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 01, 2024		/s/ James H. Dennedy
	Name:	James H. Dennedy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Sundie Seefried	Chief Executive Officer	April 01, 2024
Sundie Seefried

/s/ James H. Dennedy	Chief Financial Officer	April 01, 2024
James H. Dennedy

/s/ Jonathon F. Niehaus	Director	April 01, 2024
Jonathon F. Niehaus

/s/ Douglas Fagan	Director	April 01, 2024
Douglas Fagan

/s/ Jennifer Meyers	Director	April 01, 2024
Jennifer Meyers

/s/ Jonathan Summers	Director	April 01, 2024
Jonathan Summers

/s/ Karl Racine	Director	April 01, 2024
Karl Racine

/s/ Richard Carleton	Director	April 01, 2024
Richard Carleton

/s/ John Darwin	Director	April 01, 2024
John Darwin

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

SHF HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SHF Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SHF Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, parent-entity net investment and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2023 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Hartford, Connecticut

April 1, 2024

SHF Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$4,888,769	$8,390,195
Accounts receivable – trade	121,875	203,058
Accounts receivable – related party	2,095,320	1,231,727
Contract assets	-	21,170
Prepaid expenses – current portion	546,437	175,585
Accrued interest receivable	13,780	7,320
Short-term loans receivable, net	12,391	51,300
Other current assets	82,657	150,817
Total Current Assets	$7,761,229	$10,231,172
Long-term loans receivable, net	381,463	1,359,772
Property, plant and equipment, net	84,220	49,614
Operating lease right to use assets	859,861	1,016,198
Goodwill	6,058,000	19,266,276
Intangible assets, net	3,721,745	10,621,087
Deferred tax asset	43,829,019	51,593,302
Prepaid expenses – long term position	562,500	712,500
Forward purchase receivable	4,584,221	4,584,221
Security deposit	18,651	17,795
Total Assets	$67,860,909	$99,451,937
LIABILITIES AND PARENT-ENTITY NET INVESTMENT AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$217,392	$2,654,489
Accounts payable-related party	577,315	5,078,042
Accrued expenses	1,008,987	1,473,411
Contract liabilities	21,922	996
Lease liabilities – current	132,546	20,124
Senior secured promissory note – current portion	3,006,991	-
Deferred consideration – current portion	2,889,792	14,359,822
Due to seller - current portion	-	25,973,017
Other current liabilities	41,639	11,291
Total Current Liabilities	$7,896,584	$49,571,192
Warrant liability	4,164,129	666,510
Deferred consideration – long term portion	810,000	2,747,592
Forward purchase derivative liability	7,309,580	7,309,580
Due to seller – long term portion	-	30,976,783
Senior secured promissory note—long term portion	11,004,175	-
Net deferred indemnified loan origination fees	63,275	109,081
Lease liabilities – long term	875,447	1,008,109
Deferred underwriter fee	-	1,450,500
Indemnity liability	1,382,408	499,465
Total Liabilities	$33,505,598	$94,338,812
Commitment and Contingencies (Note 15)
Parent-Entity Net Investment and Stockholders’ Equity

Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 1,101 and 14,616 shares issued and outstanding on December 31, 2023, and December 31, 2022, respectively	-	1
Class A common stock, $.0001 par value, 130,000,000 shares authorized, 54,563,372 and 23,732,889 issued and outstanding on December 31, 2023, and December 31, 2022, respectively	5,458	2,374
Additional paid in capital	105,919,674	44,806,031
Retained deficit	(71,569,821)	(39,695,281)
Total Parent-Entity Net Investment and Stockholders’ Equity	$34,355,311	$5,113,125
Total Liabilities and Parent-Entity Net Investment and Stockholders’ Equity	$67,860,909	$99,451,937

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022
Revenue	$17,562,903	$9,478,819

Operating Expenses
Compensation and employee benefits	$10,334,212	$6,695,319
General and administrative expenses	6,568,662	2,390,539
Professional services	1,858,137	1,985,343
Rent expense	315,615	99,246
Provision for credit losses	290,857	506,212
Impairment of goodwill	13,208,276	-
Impairment of long-lived intangible assets	5,699,463	-
Total operating expenses	$38,275,222	$11,676,659
Operating loss	(20,712,319)	(2,197,840)
Other (income) expenses
Interest expense	1,113,466	705,204
Change in fair value of warrant liability	1,853,920	(939,019)
Change in the fair value of deferred consideration	(4,570,157)	97,593
Change in fair value of forward purchase agreement	-	33,322,248
Change in fair value of forward purchase option derivative	-	8,997,110
Total other (income) expenses	$(1,602,771)	$42,183,136
Net loss income before income tax	(19,109,548)	(44,380,976)
Provision for income taxes	$(1,829,701)	$(9,252,893)
Net loss	$(17,279,847)	$(35,128,083)
Weighted average shares outstanding, basic	42,574,563	18,988,558
Basic net loss per share	$(0.41)	$(1.85)
Weighted average shares outstanding, diluted	42,574,563	18,988,558
Diluted net loss per share	$(0.41)	$(1.85)

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Class A Common Stock		Additional Paid-in	Parent-Entity Net	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Investment	Earnings	Equity
Balance, December 31, 2021	-	$-	-	$-	$-	$7,339,101	$-	$7,339,101
Issuance of shares in connection with Business Combination and PIPE offering, net of issuance costs	20,450	2	18,715,912	1,872	29,327,087	(7,339,101)	-	21,989,860
Acquisition of Abaca	-	-	2,099,977	210	8,105,701	-	-	8,105,911
Conversion of PIPE Shares	(5,834)	(1)	2,917,000	292	2,916,709	-	(2,917,000)	-
Stock option conversion	-	-	-	-	2,806,336	-	-	2,806,336
Net loss	-	-	-	-	1,650,198	-	(36,778,281)	(35,128,083)
Balance, December 31, 2022	14,616	$1	23,732,889	$2,374	$44,806,031	$-	$(39,695,281)	$5,113,125
Cumulative effect from adoption of CECL	-	-	-	-	-	-	(581,318)	(581,318)
Issuance of shares to Abaca shareholders	-	-	5,835,822	585	4,084,491	-	-	4,085,076
Conversion of PIPE Shares	(13,515)	(1)	12,562,200	1,256	14,012,120	-	(14,013,375)	-
Restricted stock units	-	-	1,232,461	123	1,251,920	-	-	1,252,043
Stock compensation cost	-	-	-	-	2,459,324	-	-	2,459,324
PCCU Restructuring	-	-	11,200,000	1,120	38,405,288	-	-	38,406,408
Reversal of deferred underwriting cost	-	-	-	-	900,500	-	-	900,500
Net loss	-	-	-	-	-	-	(17,279,847)	(17,279,847)
Balance, December 31, 2023	1,101	-	54,563,372	5,458	105,919,674	-	(71,569,821)	34,355,311

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,279,847)	$(35,128,083)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,373,707	189,274
Stock compensation expense	3,711,367	2,806,336
Net deferred indemnified loan origination fees	(45,806)	-
Interest expense	663,208	705,204
Lease Expense	136,097	-
Provision for credit loss	290,857	506,212
Impairment of goodwill	13,208,276	-
Impairment of long-lived intangible assets	5,699,463	-
Deferred tax credit	(1,829,700)	(9,252,893)
Change in fair value of warrant and forward purchase option derivative liabilities	1,853,920	41,380,339
Change in the fair value of deferred consideration	(4,570,157)	97,593
Changes in operating assets and liabilities:
Accounts receivable - Trade	81,183	24,798
Accounts receivable – Related Party	(863,593)	(710,698)
Contract assets	21,170	(2,853)
Prepaid expenses	(220,852)	55,997
Forward purchase receivables	-	1,379,285
Accrued interest receivable	(6,460)	(236)
Deferred underwriting payable	(550,000)	(715,750)
Other current assets	68,160	(150,817)
Accounts payable	(2,515,443)	355,202
Accounts Payable – related party	386,660	(231,875)
Accrued expenses	(464,424)	402,767
Contract Liabilities	20,926	(7,337)
Security deposit	(856)	(5,085)
Net cash (used in)/provided by operating activities	$(832,144)	$1,697,380

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(208,434)	(17,318)
Change in loan receivable, net	-	161,569
Payment to Abaca Shareholder	(3,000,000)	-
Loan receivable repayment	1,027,986	-
Acquisition of Abaca	-	(3,041,680)
Net cash used in investing activities	$(2,180,448)	$(2,897,429)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from reverse capitalization, net of transaction costs	-	4,094,339
Repayment of loans	(488,834)	-
Net cash (used in)/provided by financing activities	$(488,834)	$4,094,339

Net (decrease)/increase in cash and cash equivalents	(3,501,426)	2,894,290
Cash and cash equivalents - beginning of period	8,390,195	5,495,905
Cash and cash equivalents - end of period	$4,888,769	$8,390,195

Supplemental disclosure of cash flow information
Interest paid	$450,258	-
Non-cash transactions:
Shares issued for the settlement of abaca acquisition	$4,085,076	$8,105,911
Operating lease right of use assets recognized	-	1,029,227
Operating lease liabilities recognized	-	1,022,380
Shares issued for the settlement of PCCU debt obligation	38,406,408	-
Cumulative effect from adoption of CECL	581,318	-
Reversal of deferred underwriting cost	900,500	-
Interest recognized on PCCU settlement	639,521	-

See accompanying notes to consolidated financial statements

Note 1. Organization and Business Operations

Business Description

The Company originated as business operations conducted through Partner Colorado Credit Union (“PCCU”), which were transferred to SHF LLC (“SHF”), then an indirect wholly owned subsidiary of PCCU.

SHF Holdings, Inc. (the “Company”), formerly known as Northern Lights Acquisition Corp. (“NLIT”), acquired all of the outstanding membership interests of SHF in a transaction that closed on September 28, 2022 (the “Business Combination”). The Business Combination was consummated pursuant to a Unit Purchase Agreement dated February 11, 2022 (the “Business Combination Agreement”) among SHF, SHF Holding Co., LLC (the direct parent of SHF and a wholly owned subsidiary of PCCU), PCCU, NLIT, a special purpose acquisition company, and its sponsor, 5AK, LLC. Subsequent to the completion of the Business Combination, NLIT changed its name to “SHF Holdings, Inc.” We use the terms “we,” “us,” “our” and the “Company” to refer to the business and operations of SHF Holdings, Inc. following the closing of the Business Combination. (Refer to Note 3 to the Consolidated Financial Statements.)

SHF was formed by PCCU following the approval of the contribution of certain assets and operating activities associated with operations from both certain branches and Safe Harbor Services, a wholly-owned subsidiary of PCCU, to SHF Holding, Co., LLC. SHF Holding, Co., LLC then contributed the same assets and related operations to SHF, with PCCU’s investment in SHF maintained at the SHF Holding, Co., LLC level (the “reorganization”). The reorganization effectively occurred July 1, 2021. In conjunction with the reorganization, all of the employees engaged in the operations and certain PCCU employees were terminated from PCCU and hired as SHF employees. Collectively, Pre-Public Company, the relevant operations of the PCCU branches, and SHF, represent the “Carved-Out Operations.” After the reorganization, the entirety of the Carved-Out Operations were owned by SHF and Pre-Public Company was dissolved. In addition, effective July 1, 2021, SHF entered into an Account Servicing Agreement and Support Services Agreement with PCCU, which memorialized the operational relationship between SHF and PCCU and which were subsequently amended and restated and are discussed in Note 10 to the Consolidated Financial Statements.

On September 28, 2022, the parties consummated the Business Combination, resulting in NLIT acquiring all of the issued and outstanding membership interests of SHF upon exchange for an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A common stock with an aggregate value equal to $115,000,000 and (ii) $70,000,000 in cash, $56,949,801 of which will be paid on a deferred basis. At the closing, 1,831,683 shares of the Class A Common Stock were deposited with an escrow agent to be held in escrow for a period of 12 months following the closing date to satisfy potential indemnification claims of the parties. On December 31, 2023, the 12 month period has expired, and the Company is in discussion with the escrow agent for the release those shares. For more information about the Business Combination, refer to Note 3 to the Consolidated Financial Statements. As a result of the Business Combination, PCCU is the Company’s largest stockholder, owning 46.37% of the Company’s outstanding Class A Common Stock.

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

Pursuant to the Abaca Merger Agreement, as amended, the Company acquired Abaca together with its proprietary financial technology platform in exchange for $30,000,000, paid in a combination of cash and shares of the Company as follows: (a) cash consideration in an amount equal to (i) $9,000,000 ($3,000,000 was payable at the closing of the Mergers (the “Merger Closing”), with an additional $3,000,000 payable at each of the one-year and two-year anniversaries of the Merger Closing), (collectively, the “Cash Consideration”); and (b) 2,100,000 shares of Class A Common Stock at the Closing Date and $12,600,000 (minus an outstanding note balance of $500,000, plus accrued interest) in shares of Class A Common Stock at the one-year anniversary of the Merger Closing based on a 10-day VWAP (collectively, the “Share Consideration”). Each of the Company, the Merger Subs, and Abaca provided customary representations, warranties and covenants in the Agreement. As on October 26, 2023, the Company and the Abaca stockholders entered into the second amendment to the Abaca merger agreement to redefine the deferred cash consideration payable and the deferred stock consideration payable on the one-year anniversary of the merger closing. (Refer to Note 4 to the Consolidated Financial Statements.)

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

ii. Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company, and its wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.

In this reporting period, we have adopted the Current Expected Credit Loss (CECL) accounting standard for the first time, marking a significant change in our accounting policy for the recognition of credit losses. This adoption necessitates the estimation and immediate recognition of expected credit losses over the lifetimes of our financial assets upon their origination or acquisition, which is a departure from the previous incurred loss approach. The accounting method was adopted with on a modified retrospectively basis, and the effects of this adoption were recorded as of January 1, 2023.

The Company has made certain immaterial reclassifications to the 2022 balance sheet and statements of operations to conform to the presentation of the 2023 balance sheet and statements of operations. These included reclassifications totaling $1,198,781 from accounts receivable-trade and $32,946 from accrued interest receivable into accounts receivable - related party, $196,968 from accounts payable and $4,881,074 from accrued expenses into accounts payable - related party, $109,081 of net deferred loan origination fees to liabilities, and reclassification of $97,593 from Interest expense into change in the fair value of deferred consideration. Corresponding adjustments have been made to the statement of cash flows and applicable notes to the consolidated financial statements.

iii. Liquidity and Going Concern

As of December 31, 2023, the Company had $4,888,769 cash and net working capital deficit of $135,355. The Company has also incurred an operating loss of $20,712,319 for the year ended December 31, 2023, and cash flows used in operating activities of $832,144.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern as a result of this uncertainty.

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

Currently the Company substantially relies on PCCU to hold customer deposits and fund its originated loans. As of this time, majority of the Company’s revenue is generated by deposits and loans hosted by PCCU pursuant to a master service agreement.

The Company had only one loan on its balance sheet as of December 31, 2023, which comprises 100% of the total loan balance. The Company also indemnified twenty loans as of December 31, 2023; of which three of these indemnified loans were in excess of 10% of the total balance.

vi. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded based on account fee schedules. While fees are generated from individual CRB related accounts, amounts are initially collected by the financial institutional partners and remitted in the subsequent month. Accounts receivable - related party represents amounts due from PCCU under related party contracts disclosed in Note 10. The Company maintains allowances for doubtful accounts for estimated losses as a result of a customers’ inability to make required payments. The Company estimates anticipated losses from doubtful accounts based on days past due as measured from the contractual due date and historical collection history. The Company also takes into consideration changes in economic conditions that may not be reflected in historical trends, for example customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

At December 31, 2023 and December 31, 2022, there were no recorded allowances for doubtful accounts on accounts receivables.

vii. Loans Receivable

CRB Loans that significantly support the Company’s operations are recognized as assets on the balance sheet. These loans, intended to be held either for the foreseeable future or until their maturity or full repayment, are recorded at their outstanding principal balance. This amount is adjusted for any credit loss allowances and net of any deferred loan origination fees and costs, as applicable, to reflect the net investment in these loans. The Company recognizes interest income on CRB Loans over the loan term using the simple-interest method based on outstanding principal amounts. This approach ensures a systematic recognition of income, aligning with the time value of money principle.

Interest income recognition is suspended when there is uncertainty regarding full loan repayment, such as in cases of loan impairment or when payments are overdue by ninety days or more. Loans under these conditions are placed on nonaccrual status. Any accrued interest not received by the time a loan is placed on nonaccrual is reversed from interest income. Subsequent interest payments on nonaccrual loans are recorded using either the cash basis or the cost recovery method until the loan meets the criteria for reclassification to accrual status.

Loans are returned to accrual status when they become current (less than ninety days past due) and when there is reasonable assurance of future payment compliance, evidenced by the full satisfaction of both principal and interest payments due.

Loans are assessed individually for potential charge-off, which typically occurs at the point of foreclosure. Charge-offs are executed to reflect the realizable value of loans that are deemed uncollectible.

The determination of a loan’s past-due status is based on its contractual repayment terms. Loans are either placed on nonaccrual status or charged-off ahead of their contractual delinquency dates if the collection of principal and interest is deemed doubtful, ceasing the recognition of interest income on such loans.

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

The ACL consists of two components: an asset-specific component for estimating credit losses for individual loans that do not share similar risk characteristics with other loans; and a pooled component for estimating credit losses for pools of loans that share similar risk characteristics. The ACL for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters such as probability of default (“PD”) and loss given default (“LGD”) which are derived from internally developed model estimation approaches for smaller homogenous loans.

The PD is quantified by analyzing historical data to determine the rate at which loans have defaulted within the portfolio, relative to the total outstanding loans as of the end of the reporting period. This rate is expressed as a percentage and serves as a key indicator of the likelihood of default across the loan pool. LGD assessments are conducted to estimate the potential loss amount in the event of a default, considering the recoverable value from the collateral liquidation against the remaining loan balance. This involves a detailed analysis of two primary components: the loss on principal, which arises from the gap between the collateral’s liquidation value and the unpaid principal balance of the loan; and the loss associated with various ancillary costs to recover, including, but not limited to, foregone interest, transaction costs, legal and administrative fees, and expenses related to the maintenance and renovation of the property.   The Company considers relevant current conditions and reasonable and supportable forecasts that relate to its lending practices and environment and the specific borrower and determines that the significant factor affecting the loan’s performance is the fact that these borrowers are involved in the cannabis business. Despite being legal at the state level in certain jurisdictions, cannabis remains federally illegal in the United States as of the date of this filing. As cannabis related lending is a new practice in the United States, there is very little historical or industry data on which to base a loss forecast. Therefore, significant judgement is required in creating a reasonable loss estimate, using similar non-MRB loans as a baseline and adjusting for the inherent risks in the cannabis industry. While the Company considers other qualitative factors, including national macroeconomic conditions, in its overall risk analysis, it has determined that they are not significant inputs to the overall loss estimate calculations.

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

ix. Allowance for Loan Losses (ALL)

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

A loan is considered impaired when, based on current information and events, full payment under the loan terms is not expected. Impairment is generally evaluated in total for smaller-balance loans of similar nature such as commercial lines of credit but may be evaluated on an individual loan basis if deemed necessary. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

x. Net Deferred Loan Origination Fees and Cost

When included with a new loan origination, the Company receives loan origination fees in conjunction with new loans funded and any indemnified liabilities which are not recorded on the balance sheet from the Company financial institution partners. Where applicable, the loan origination fee is netted with loan origination costs associated with originating a specific loan. These loan origination costs are typically incremental direct costs (non-reimbursed) paid to third parties. Net loan origination fees are initially deferred and presented net of loans receivable asset for portfolio loans, or as a separate liability for indemnified loans, and recognized as interest income utilizing the interest method.

xi. Indemnity Liability

Under the Loan Servicing Agreement and Commercial Alliance Agreement with PCCU, the Company had agreed to indemnify PCCU from all claims related to Company’s cannabis-related business, including but not limited to default-related credit losses as defined in the Loan Servicing Agreement. The indemnification component of the Loan Servicing Agreement and the Commercial Alliance Agreement (refer to Note 10 to the consolidated financial statements) is accounted for in accordance with accounting standards codification (“ASC”) 460 Guarantees. In determining the applicability of ASC 460, the Company considered that the agreement outlines a broad indemnification of all claims related to the cannabis-related business. The most immediate and potentially significant of these are potential default-related credit losses. In the lending industry, it is inherently anticipated future credit losses will result from currently issued debt. The Company’s indemnity obligation is subordinate to PCCU’s and other financial institution clients’ other means of collecting on the loans including foreclosure of the collateral, recourse against personal and/or corporate guarantors and other default remedies available in the loan agreements. Since borrowers are not party to the agreement between Company and PCCU, any indemnity payments do not relieve borrowers of their obligation to PCCU nor would such payments preclude PCCU’s right to future recoveries from the debtor. Therefore, as defined in ASC 460, the indemnification clause represents a general loss contingency in that it is an existing condition, situation or set of circumstances involving uncertainty as to possible loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. SHF’s indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date. The liability is measured and recognized in accordance with our accounting polices for ACL and ALL.

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

xii. Property and Equipment, net

Property and equipment are recorded at historical cost, net of accumulated depreciation. Depreciation is provided over the assets’ useful lives on a straight-line basis 3-5 years for equipment and furniture and fixtures. Repairs and maintenance costs are expensed as incurred.

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

Goodwill is tested for impairment at least annually, unless any events or circumstances indicate it is more likely than not that the fair value of the goodwill is less than its carrying value. The Company previously had elected to test goodwill for impairment as of November 15th annually, which was one year from the date of the Abaca acquisition. During the year ended December 31, 2023 the Company elected to change this accounting policy to measure goodwill impairment on December 31st (see Note 2 (xxv) for additional information on this accounting policy change).

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

Revenue is recorded at a point in time when the performance obligation is satisfied, and no contingencies exist. Revenue consists primarily of fees earned on deposit accounts held at PCCU but serviced by SHF such as bank account charges, onboarding income, account activity fee income and other miscellaneous fees. Under the terms of the Loan Servicing Agreement and the Commercial Alliance Agreement, the Company is responsible for covering account hosting costs associated with the fees generated from deposits held at PCCU. These costs are classified as “General and Administrative Expenses” in the Consolidated Statements of Operations.

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

SHF recognizes revenue from interest on loans and investment income distributed by PCCU, which is determined by particular customer account balances. As per the Loan Servicing Agreement and the Commercial Alliance Agreement, SHF bears the expenses for hosting investments and servicing loans related to this interest and investment income. These expenses are allocated to “General and Administrative Expenses” in the Consolidated Statements of Operations.

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

As of December 31, 2023, the Company reported contract assets and contract liabilities of $0 and $21,922, respectively, from contracts with customers. As of December 31, 2022, the Company reported a contract asset and liability of $21,170 and $996, respectively.

xix. Warrants Liability

The Company has evaluated each of the warrant arrangements separately in accordance with ASC 480 and 815, to determine classification as either equity instruments or liabilities based on the specific terms and features of each warrant. Warrants are recognized as equity if they are indexed to our own stock and meet the equity classification criteria in ASC 815-40. These warrants are recorded within stockholders’ equity at their issuance date and are not subsequently remeasured at fair value. Conversely, warrants that do not meet the criteria for equity classification under ASC 815-40 are classified as liabilities. Such warrants are initially recorded at fair value on the issuance date and are subject to remeasurement at each balance sheet date thereafter. Any changes in fair value are recognized in the statement of operations. None of our warrant contracts met criteria to be considered indexed to their own stock, as a result, have each been accounted for as a liability   financial instrument. The fair value of warrants classified as liabilities is determined using appropriate valuation models, such as the Black-Scholes model, which incorporates various inputs, including the current stock price, expected volatility, risk-free interest rate, and the expected term of the warrants.

xix. Deferred consideration

In line with ASC Topic 815, “Derivatives and   Hedging” (“ASC 815”), the Company treats the deferred consideration from the Abaca acquisition as a derivative liability, since it does not fulfill the equity classification criteria. As a result, this obligation is recognized as a liability on the balance sheet at fair value and is adjusted to reflect its fair value at the end of each reporting period. The liability will be reassessed at fair value on every balance sheet date until the obligation’s term concludes. Fluctuations in its fair value are recorded in the consolidated statements of operations.

xx. Forward purchase derivative

The Company accounts for the forward purchase derivative assumed in the business combination in accordance with the guidance contained in ASC Topic 815   The Company classifies the forward purchase derivative as an asset or liability carried at fair value and adjusts the forward purchase derivative to fair value at each reporting period. This derivative asset or liability is subject to re-measurement at each balance sheet date until the conditions under the forward purchase agreement are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations. On December 31, 2022, a Monte-Carlo Simulation within a risk-neutral framework was used to estimate the forward purchase derivative’s fair value, assuming Geometric Brownian Motion for future stock prices. Values from each simulation path were determined per contractual terms and discounted by a matching risk-free rate. In 2023, no FPA holder sales occurred, and no significant risk factor changes affecting FPA derivative values were noted. Consequently, management retained the December 31, 2022 valuation for year-end 2023.

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

Prior to the merger, the Company was a pass-through entity for tax purposes, in which PCCU was exempt from most federal, state, and local taxes under the provisions of the Internal Revenue Code and state tax laws, except for being subject to unrelated business income tax. Effective September 28, 2022, the Company became subject to income taxes as a Corporation and complies with the accounting and reporting requirements of ASC Topic 740, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

ASC Topic 740 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Assets	December 31, 2022	Transition Adjustment	January 1, 2023
Loans receivable, gross	$1,432,560	$-	$1,432,560
Less: Allowance for credit loss	(21,488)	(14,980)	(36,468)
	$14,11,072	$(14,980)	$1,396,092

Liabilities & Equity	December 31, 2022	Transition Adjustment	January 1, 2023
Indemnity liability	$499,465	$566,338	$1,065,803
Retained deficit	(39,695,281)	(581,318)	(40,276,599)
	$(39,195,816)	$(14,980)	$(39,210,796)

Lease Accounting

FASB ASU 2016-02, Leases, (“ASC 842”) and related amendments, require lessees to recognize a right-of-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements and aligns certain underlying principles of the lessor model with the revenue standard. The Company adopted this guidance during fiscal year 2022 using the optional transition method, which allows entities to apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, in the period of adoption with no restatement of comparative periods. At January 1, 2022 adoption date, there were no leases outstanding that met criteria for recognition. The Company has since recognized any leases in accordance with ASC 842 by recording right-of-use assets and operating lease liabilities on the consolidated balance sheets.

Troubled Debt Restructurings and Vintage Disclosures

This Accounting Standard Update (ASU 2022-02) eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. For entities that have adopted ASU 2016-13, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company did not adopt ASU 2022-02 as of December 31, 2022; however, it has adopted this standard as of January 1, 2023 and the ASU has not had a material impact on the Company’s consolidated financial statements.

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

Investments-Equity Method and Joint Ventures

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. The FASB issued final guidance allowing entities to apply the proportional amortization method to equity investments in all tax credit programs that meet the conditions in ASC 323-740, rather than just investments in qualified affordable projects that generate low income housing tax credits, as was required under the legacy guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company is evaluating the impact of this update on its consolidated financial statements.

Business Combinations-Joint Venture Formations

In August 2023, the FASB issued 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60); Recognition and Initial Measurement. This ASU contains guidance requiring certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. This guidance is effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption is permitted. Joint Ventures formed before the effective date have the option to apply it retrospectively, while those formed after the effective date are required to apply it prospectively. The Company is evaluating the impact of this update on its consolidated financial statements.

Disclosure Improvements, “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.”

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB codification.

The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this Update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company is evaluating the impact of this update on its consolidated financial statements.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU requires public entities to provide disclosures of significant segment expenses and other segment items. It also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will have to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This guidance is applied retrospectively to all periods presented, unless it is impractical. This ASU applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact of this update on its consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires public business entities to disclose in their rate reconciliation table additional categories of information about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This ASU is effective for public entities for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. For all other entities, this ASU is effective for fiscal years after December 15, 2024 and for interim periods beginning after December 15, 2026. Early adoption would be permitted. The Company is evaluating the impact of this update on its consolidated financial statements.

xxv: Change in annual goodwill impairment testing date

During the current financial year, the Company has elected to change the annual impairment testing date for its goodwill from November 15th to December 31st. The change was considered by the Company to be preferable considering guidance in the December 8, 2014 “Remarks before the 2014 AICPA Conference on Current SEC and PCAOB Developments” by Carlton E. Tartar, Associate Chief Accountant, Office of the Chief Accountant as follows:

a.	This change aligns the impairment testing process more closely with the Company’s financial year-end and facilitates a more efficient integration of the impairment analysis with the annual financial reporting cycle.

b.	This adjustment in timing is deemed to provide a more relevant and timely assessment of the recoverable amounts of our assets, reflecting the operational and financial performance for the entire financial year.

c.	We do not believe a different result in impairment assessment would have occurred had the measurement been conducted at November 15, 2023 vs. December 31, 2023.

d.	November 15th was previously elected because it was one year from the date, we had acquired the goodwill. The Company had noted no goodwill impairment trigger events between the November 15th and December 31st dates in 2022. While November 15th was the elected policy date at that time, we could have also considered December 31st a relevant measurement date in determining that policy in the prior year.

e.	We conducted an impairment test at June 30, 2023 as outlined in Note 5, which allowed for less than twelve months between conducting impairment tests with this policy change.

The change is applied prospectively from the current year and does not materially affect the comparability of our financial statements.

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

●	Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the business combination was approximately $10.85 million.

●	Approximately $56.9 million of the $70 million of cash proceeds due to PCCU was deferred and is due to the Seller. Approximately $21.9 million of the amount was due to PCCU beginning December 15, 2022. The residual $35 million is due in six quarterly instalments of $6.4 million thereafter. Interest accrues at an effective annual rate of approximately 4.71%. A sum of 1,200,000 founder shares were escrowed until the amount is paid in full.

●	The Parent-Entity Net Investment appearing in the balance sheet of SHF amounting to $9,124,297 on the date of business combination was transferred to additional paid in capital.

●	Immediately prior to the Closing, 20,450 shares of Series A Convertible Preferred were purchased by the PIPE Investors pursuant to the PIPE Securities Purchase Agreements for an aggregate value of $20,450,000. The shares of Series A Convertible Preferred were converted into 2,045,000 shares of Class A Stock at a purchase price of $10.00 per share of Class A Stock. Twenty (20) percent of the aggregate value was deposited into a third party escrow account for purposes of paying the PIPE Investors any required Registration Delay Payments. Upon the filing of registration statement 10 calendar days subsequent to closing, 17.5% of the escrow amount was released with the remaining amount once all securities are included in an effective registration statement.

●	For tax purposes, the transaction is treated as a taxable asset acquisition, resulting in an estimated tax basis Goodwill balance of $44,102,572, creating a deferred tax asset reported as Additional Paid-in Capital in the equity section of the balance sheet as of the date of the business combination. There is not any goodwill for book reporting purposes as no goodwill or other intangible assets are to be recorded in accordance with GAAP.

●	Preferred Stock: The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023, there were 1,101 preferred shares issued and outstanding and 14,616 preferred shares issued and outstanding on December 31, 2022. The holders of preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal(on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $ 10.00 per share of Class A Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $2.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price. Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders the reduction in the floor conversion price of the outstanding preferred stock from $2.00 per share to $1.25 per share.

●	Class A Common Stock: The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of December 31, 2022, and December 31, 2023 there were 23,732,889 and 54,563,372 shares, respectively, of Class A Common Stock issued or outstanding. As of December 31, 2023, and December 31, 2022, 3,667,377 Class A Common Stock are held by the purchasers under forward purchase agreement dated June 16, 2022, by and among the Company and such purchasers.

●	The fair value of net assets on September 28,2022 in the books of NLIT are as follows:

Cash & Cash Equivalents	$2,879
Prepaid Expense	15,000
Cash held in Trust	118,738,861
Deferred offering cost	266,240
Accounts Payable	(1,374,021)
Accrued Expense	(1,202,164)
Advance from sponsor	(1,150,000)
Deferred underwriter payable	(4,025,000)
Forward purchase derivative	(795,942)
Warrant Liability	(1,394,453)
Class A Common Stock subject to possible redemption	(79,259,819)
Fair value of net assets acquired	$29,821,581

●	The following table summarizes the total fair value of consideration:

Company’s Class A common stock comprises of 11,386,139 shares	$115,000,000
Cash consideration	13,050,199
Deferred cash consideration	56,949,801
Total fair value of consideration	$185,000,000

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

On March 29, 2023, the Company and PCCU entered into a definitive transaction to settle and restructure the deferred obligations, including $56,949,800 into a five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25%; a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company; and a Securities Issuance Agreement, pursuant to which the Company will issue 11,200,000 shares of the Company’s Class A Common Stock to PCCU (Refer to Note 10 to the financial statements below.)

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

(b)	Common Stock equal to the lesser of (1) 2,100,000 shares or (2) a number of shares equal to (i) $8,400,000, divided by (ii) the Closing Parent Trading Price and $12,600,000 (minus an outstanding note balance of $500,000, plus accrued interest) in shares of Class A Common Stock at the one-year anniversary of the Merger Closing based on a 10-day VWAP (collectively, the “Deferred stock consideration”).

The Company measures the deferred cash consideration and deferred stock consideration at fair value on the acquisition date based on a report received from an independent valuation firm.

The following table summarizes the purchase price allocation:

Property, plant & equipment	$27,117
Software	9,189
Cash & cash equivalents	245,524
Prepaid expense	23,061
Security deposit	675
Accounts receivables	232,265
Accounts Payable	(206,508)
Accrued Expense	(235,894)
Fair value of net assets acquired	$95,429
Other intangibles	10,800,000
Goodwill	19,266,276
Deferred tax liabilities	(1,758,769)
Total purchase consideration	$28,402,936

The following table summarizes the total fair value of consideration:

Cash paid	$2,763,800
Deferred cash payment	5,452,424
Share issued – common stock (2,099,977 shares)	8,105,911
Settlement of pre-existing notes along with accrued interest	523,404
Deferred consideration settled in common stock	11,557,397
Fair value of consideration	$28,402,936

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

Note 5. Deferred consideration

As per the note 4, Under the Abaca merger agreement, as amended, the Company acquired Abaca in exchange for $30,000,000, paid in a combination of cash and shares of the Company as follows:

(a)	cash consideration in an amount equal to (i) $9,000,000 ($3,000,000 was payable at the closing of the Mergers (the “Merger Closing”), with an additional $3,000,000 payable at each of the one-year and two-year anniversaries of the Merger Closing), (collectively, the “Deferred Cash Consideration”); and

(b)	Common Stock equal to the lesser of (1) 2,100,000 shares or (2) a number of shares equal to (i) $8,400,000, divided by (ii) the Closing Parent Trading Price and $12,600,000 (minus an outstanding note balance of $500,000, plus accrued interest) in shares of Class A Common Stock at the one-year anniversary of the Merger Closing based on a 10-day VWAP (collectively, the “Deferred stock consideration”)

As a result, there was $11.3 million and $5.6 million of liabilities for deferred stock consideration and deferred cash consideration were recognized at the date of acquisition on November 15, 2022. Such liabilities were marked to fair value throughout the years ended December 31, 2023, and 2022, for the change in the fair value of deferred consideration in the consolidated statements of operations.

On October 26, 2023, the Company and the Abaca stockholders entered into the second amendment to the Abaca merger agreement to redefine the deferred consideration payable and the deferred stock consideration payable on the one-year anniversary of the merger closing. The main points of the amendment are outlined below:

a)	The deferred stock consideration payable on the first anniversary of the merger amounts to $12,600,000 minus the Closing Note Balance and the Working Capital divided by $2.00 per share. As a result, 5,835,822 shares of common stock issued as the stock consideration on the first anniversary of the merger.
b)	No changes were made to the cash payments of $3,000,000 payable at each of the one-year (November 15, 2023) and two-year (October 5, 2024) anniversaries of the original closing.
c)	Added a Third Anniversary Consideration Payment of $1,500,000 (due October 5, 2024) which will be payable in cash, stock, or a combination of both at the Company’s discretion. If the Company decides to pay with shares, their value will be determined by the 10-day NASDAQ average before the anniversary, with prices ranging between $2.00 and $4.36. Shares given purely for payment won’t be restricted by the Lock-Up Agreement. However, if the Lock-Up Agreement is in effect, the payment will be split into $750,000 cash and an equivalent $750,000 in shares. The lock-up duration for any shares will adhere to the legal minimum. In the event of a company stock consolidation or similar activity, the number of shares to be issued for the payment will be adjusted to reflect the decreased total of outstanding shares.
d)	The Company issued stock warrants equal to 5,000,000 shares of the Company’s common stock for an initial exercise price of $2.00 per share.
e)	The Company has also granted the Abaca Stockholders’ Representative the right to nominate 3 qualified candidates for the Company’s Board of Directors to the Company’s Nominating and Corporate Governance Committee (“NCG Committee”) of which the NCG Committee shall select and nominate 1 candidate to the Company’s Board of Directors in the Company’s 2024 annual proxy statement.

As a result of the above, under the original agreement, the Company would have been obligated to issue 16.67 million common shares to the shareholders of Abaca, based on the fair value of the Company’s common shares on October 26, 2023, of $0.70. The second amendment to the merger agreement revised these terms such that the Company issued 5.8 million common shares at a value of $2.00. The difference between the fair value of the first anniversary payment liability recognized vs. remeasured under the amended terms was $7.7 million recorded as a fair value adjustment in the statement of operations.

Furthermore, the second amendment introduced a third-anniversary consideration, which includes a payment of $1.5 million, settleable in cash, stock, or a combination of both, at the discretion of the Company and warrants of 5 million shares of the Company’s common stock at an initial exercise price of $2.00 per share. The fair value of this third-anniversary payment and warrants was determined pursuant to ASC 815, and recognized as $430,000 and $1,643,699, respectively on October 26, 2023, also recorded as part of the fair value adjustment. The change in the amount of deferred consideration from January 1, 2022, to December 31, 2023, is as follows:

	Stock consideration	Cash consideration	Third Anniversary Consideration Payment
January 1, 2022	$-	$-	$-
Add: Abaca acquisition	11,391,205	5,618,616	-
Add: Fair value adjustment	65,433	32,160	-
December 31, 2022	11,456,639	5,650,775	-
Less: Working capital adjustment	(108,691)	-	-
Less: Issuance of shares and payment to shareholders	(4,085,075)	(3,000,000)	-
Less: Issuance of Abaca warrants	(1,643,699)	-	-
Less: Issuance of third anniversary payment consideration	(430,000)	-	430,000
Less: Gain recognized in the consolidated statements of operations	(5,645,107)	-	-
Add: Fair value adjustment	455,933	239,017	380,000
December 31, 2023	$-	$2,889,792	810,000

The second amendment has also led to a net gain of $5.6 million, which has been recorded in the Consolidated Statements of Operations. The table below outlines the effects of the transaction:

Change in the fair value of stock consideration	$7,718,806
Less: Fair value of third-anniversary consideration	(430,000)
Less: Fair value of Abaca warrants	(1,643,699)
Change in the fair value of deferred consideration on October 26, 2023, due to Second Amendment	5,645,107
Less: Adjustment to the fair value of deferred consideration for the year 2023	(1,074,950)
Net impact recognized in the Consolidated Statements of Operations	$4,570,157

Note 6. Goodwill and Finite-lived Intangible Assets

Goodwill

The Company’s goodwill was derived from the transaction discussed in note 4, where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually, or more frequently if a triggering event occurs.

On July 20, 2023, the Company agreed to terminate the Master Services and Revenue Sharing Agreement between Abaca and Central Bank, effective October 1, 2023. Under the agreement, the Company provided expertise and intellectual property that allowed the Company and Central Bank to jointly serve the deposit banking needs of cannabis related businesses primarily located in Arkansas.

The Company engaged a third-party valuation specialist to assist in the performance of an impairment analysis of the goodwill at June 30, 2023 in conjunction with the aforementioned triggering event, and also at December 31, 2023 for the annual impairment test. In conducting the quantitative goodwill impairment tests as of June 30, 2023, and December 31, 2023, the Company adopted a hybrid method, allocating one-third of the emphasis on the income approach and the remainder two-third on the market approach to assess the goodwill’s fair value . The discounted cash flow models reflect company’s assumptions regarding revenue growth rates, risk-adjusted discount rate, terminal period growth rate, economic and market trends and other expectations about the anticipated operating results of the goodwill. Under the market approach, the Company estimates the fair value based on market multiples of revenues derived from comparable publicly traded companies with operating characteristics similar to the Company.

During the interim impairment assessment at June 30, 2023, it was found that the carrying value of goodwill exceeded its fair value, leading to the recognition of a $13.21 million non-cash goodwill impairment charge in the Company’s consolidated statements of operations. The December 31, 2023, annual impairment test resulted in no additional impairment expense recognized, as the fair value did not surpass the carrying value.

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

As of December 31, 2022, there were no negative indicators in the goodwill impairment that would impact the fair value of the goodwill.

The change in the carrying amount of goodwill from January 1, 2022, to December 31, 2023, is as follows:

January 1, 2022	$-
Acquisition of Abaca	19,266,276
December 31, 2022	19,266,276
Impairment of Goodwill	(13,208,276)
December 31, 2023	$6,058,000

As of December 31, 2023, our accumulated goodwill impairment was $13,208,276.

Finite-lived intangible assets

The Company reviews its finite-lived intangible assets is tested for impairment at least annually on December 31st unless any events or circumstances indicate it is more likely than not that the fair value of the finite-lived intangible assets is less than its carrying value.

As of June 30, 2023, due to the triggering event mentioned in the analysis of Goodwill analysis above, the Company conducted an interim test. Furthermore, in alignment with our policy, an annual assessment was carried out on December 31, 2023. The finite-lived intangible assets consist of market-related intangibles, customer relationships, and developed technologies.

The interim test, conducted as of June 30, 2023, utilized the Royalty Method for market-related intangibles, the Discounted Cash Flow Method for customer relationships, and the Cost to Re-create Method for developed technologies. This assessment led to the recognition of an impairment charge of $3,680,463 due to the market-related intangibles and customer relationships carrying values exceeding their fair values. The annual evaluation on December 31, 2023, applied the Relief from Royalty Method for both market-related intangibles and developed technologies, and the Multi-Period Excess Earnings Method for customer relationships, revealing a diminished fair value of developed technologies below their carrying value, resulting in an additional impairment charge of $2,019,000. The total impairment charges for the year, amounting to $5,699,464, were reflected in our consolidated statements of operations for the fiscal year ended December 31, 2023.

	Remaining Useful life in Years	December 31, 2022 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	December 31, 2023 (A+B-C-D)
Market related intangible assets	6.87 Years	2,066,918	$-	$136,034	1,865,668	$65,216
Customer relationships	8.87 Years	1,974,795	-	103,225	1,814,795	56,775
Developed technology	5.87 Years	6,579,374	-	960,620	2,019,001	3,599,753
Total intangible assets		$10,621,087	$-	$1,199,877	5,699,464	$3,721,745

Following is a summary of the Company’s finite-lived intangible assets as of December 31, 2022:

	Remaining Useful life in Years	January 1, 2022 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	December 31, 2022 (A+B-C-D)
Market related intangible assets	8.00 Years	-	$2,100,000	$33,082	-	$2,066,918
Customer relationships	10.00 Years	-	2,000,000	25,205	-	1,974,795
Developed technology	7.00 Years	-	6,700,000	120,626	-	6,579,374
Total intangible assets		$-	$10,800,000	$178,913	-	$10,621,087

Note 7. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	December 31, 2023	December 31, 2022
Commercial real estate loans receivable, gross	$404,577	$1,432,560
Allowance for credit losses	(10,723)	(21,488)
Commercial real estate loans receivable, net	393,854	1,411,072
Current portion	(12,391)	(51,300)
Noncurrent portion	$381,463	$1,359,772

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed to be sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the loan portfolio. The Company’s estimated the allowance for credit losses on the reporting date in accordance with the credit loss policy described in Note 2.

The allowance for credit losses consists of the following activity for the year ended December 31, 2023 and 2022:

Year ended December 31,	2023	2022
Allowance for credit losses
Beginning balance	$21,488	$14,741
Cumulative effect from adoption of CECL	14,980	-
Charge-offs	-	-
Recoveries	-	-
(Benefits) Provision	(25,745)	6,747
Ending balance	$10,723	$21,488

Loans receivable:
Individually evaluated for impairment		$-		$-
Collectively evaluated for impairment		404,577		1,432,560
		$404,577		$1,432,560
Allowance for credit losses:
Individually evaluated for impairment	$		$
Collectively evaluated for impairment		10,723		21,488
		$10,723		$21,488

At December 31, 2023 and December 31, 2022, no loans were past due, classified as non-accrual or considered impaired. Additionally, no loans were modified during the years ended December 31, 2023, or 2022.

Credit quality of loans:

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. The Company continuously evaluates the credit quality of each indemnified loan by assessing the risk factors and assigning a risk rating based on a variety of factors. The detailed breakdown of risk factors described in Note 8.

The carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating is as follows:

Risk rating	Year ended. December 31, 2023	Year ended December 31, 2022
4	$404,577	$1,432,560
Grand total	$404,577	$1,432,560

Note 8. Indemnification Liability

As discussed at Note 10 to the consolidated financial statements, and pursuant to PCCU Agreements, PCCU funds loans through a third-party vendor. SHF earns the associated interest and pays PCCU a loan hosting payment at an annual rate of 0.35% of the outstanding loan principal funded and serviced by PCCU and 0.25% of the outstanding loan principle serviced by SHF. The below schedule details outstanding amounts funded by PCCU and categorized as either collateralized loans or unsecured loans and lines of credit.

	December 31, 2023	December 31, 2022
Secured term loans	$55,215,013	$18,400,000
Unsecured loans and lines of credit	431,640	498,042
Total loans funded by Parent	$55,646,653	$18,898,042

Secured loans contained an interest rate ranging from 7% to 12%. Unsecured loans and lines of credit contain variable rates ranging from Prime +1.50 % to Prime +6.00%. Unsecured lines of credit had incremental availability of $525,000 and $996,958 at December 31, 2023 and December 31, 2022.

SHF has agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date. The Company’s estimated indemnity liability on the reporting date was calculated in accordance with the allowance for credit loss policy described in Note 2.

The indemnity liability activity are as follows:

	Year ended. December 31, 2023	Year ended December 31, 2022
Beginning balance	$499,465	$-
Cumulative effect from adoption of CECL	566,341	-
Charge-offs	-	-
Recoveries	-	-
Provision	316,602	499,465
Ending balance	$1,382,408	$499,465

All loans were current and considered performing at December 31, 2023 except one loan which was identified pursuant to potential default on January 5, 2023. The Company’s management was informed that an indemnified loan, having an outstanding balance of $3.1 million, was past due pursuant to its December 2022 payment. The guarantor on the loan stated to management that the borrower is out of money due to business losses. The Company is discussing workout options with the borrower. The above-mentioned loan is now greater than 120 days delinquent and is included in the Company’s CECL methodology to calculate management’s best estimate of credit losses in relation to this loan and the overall loan portfolio on a collective basis.

Credit quality of indemnified loans:

As part of the on-going monitoring of the credit quality of the Company’s indemnified loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. The Company continuously evaluates the credit quality of each indemnified loan by assessing the risk factors and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, projected cash flow, loan structure and exit plan, loan-to-value ratio, fixed charge coverage ratio, project sponsorship, and other factors deemed necessary. Based on a 10-point scale, the Company’s loans are rated “0” through “10,” from less risk to greater risk, which ratings are defined as follows:

Risk rating	Category	Description
0	Risk Free	Free of repayment risk. The loan is fully guaranteed by the full faith and backing of the US Government or entirely secured by cash controlled by SHF.
1	Highest Quality	High caliber loan with the lowest risk of default. Significant excess cash flow after debt service and moderate to low leverage.
2	Excellent	High quality loan that carry’s a low risk of default. Strong cash flow and relatively few negative individual risk factors.
3	Good	Loans with lower-than-average level of risk. Excess cash flow and other factors contributing to the overall low level of risk in the loan.
4	Average	Risk factors may be mixed with some negative and some positive aspects, but the overall rating will indicate an average level of risk.
5	Fair	Loans in this category have the maximum level of risk that can be accepted while still recommending a new loan for origination. The loan risk factors may contain multiple negative factors, but they are generally outweighed by the positive aspects of the loan.
6	Watch List	There is a temporary and curable condition resulting in a lower risk rating.
7	Special Mention	There is a potential weakness that may result in the deterioration of the prospect of repayment that are not temporary and may require additional collection or workout efforts.
8	Substandard	Loans in this category are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged and have well-defined weaknesses that jeopardize the liquidation of the debt with distinct possibility of loss. SHF may be required to advance additional funds to manage the loan. Escalated collection activities such as foreclosure have been scheduled with anticipated losses up to 20% of the outstanding balance.
9	Doubtful	Collection or liquidation in full highly questionable and improbable. Escalated collection activities such as foreclosure have commenced with anticipated losses from 20% to 50% of the outstanding balance.
10	Loss	Uncollectable loans. A complete write-off is imminent although a partial recovery may be affected in the future.

SHF has agreed to indemnify PCCU from all claims related to SHF’s cannabis-related business. Other than potential credit losses, no other circumstances were identified meeting the requirements of a loss contingency.

The carrying value, excluding the CECL Reserve, of the Company’s indemnified loans held at carrying value within each risk rating is as follows:

Risk rating	Year ended. December 31, 2023	Year ended December 31, 2022
3	$10,100,000	$1,100,000
4	3,431,640	-
5	28,115,013	5,498,042
6	10,900,000	9,200,000
7	3,100,000	3,100,000
Grand total	$55,646,653	$18,898,042

The provision for credit losses on the statement of operations consists of the following activity for the year ended December 31, 2023 and December 31, 2022:

	December 31, 2023			December 31, 2022
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$(25,745)	$316,602	$290,857	$6,747	$499,465	$506,212

Note 9. Property and equipment, net

Property and equipment consist of the following:

	December 31, 2023	December 31, 2022
Equipment	$45,397	$45,397
Software	51,692	51,692
Improvement	71,635	71,635
Office furniture	215,504	7,070
	384,228	175,794
Less: accumulated depreciation	(300,008)	(126,180)
Property and equipment, net	$84,220	$49,614

Depreciation expense was $ 173,828 and $10,361 for the years ended December 31, 2023, and 2022, respectively.

Note 10. Related party transactions

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

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU receives a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded and serviced by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related credit losses as defined in the Loan Servicing Agreement. This agreement was replaced and superseded in its entirety by Commercial Alliance Agreement entered on March 29, 2023, between PCCU and the Company.

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

The Commercial Alliance Agreement sets forth the application, underwriting, loan approval, and foreclosure process for loans from PCCU to borrowers that are cannabis-related businesses and the loan servicing and monitoring responsibilities provided by the Company and PCCU. In particular, the Commercial Alliance Agreement provides for procedures to be followed upon the default of a loan to ensure that neither the Company nor PCCU will take title to or possession of any cannabis-related assets, including real property, that may be collateral for a loan funded by PCCU pursuant to the Commercial Alliance Agreement. Under the Commercial Alliance agreement, the PCCU has the right to receive monthly fees for managing loans. For SHF-serviced loans, which are CRB loans provided by the PCCU but primarily handled by SHF, a yearly fee of 0.25% of the remaining loan balance is applied. On the other hand, loans both financed and serviced by the PCCU are charged a yearly fee of 0.35% on their outstanding balance. These fees are calculated using the average daily balance of each loan for the preceding month. In addition, the Company’s is obligated by the Commercial Alliance Agreement to indemnify PCCU from certain default-related loan losses (as fully defined in the Commercial Alliance Agreement).

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

In fiscal 2022 and up to the third quarter of 2023, our investment earnings were solely from interest on deposits at the Federal Reserve Bank, capped at the earnings accrued by PCCU from its reserves. However, a strategic shift in the fourth quarter of 2023 led us to adopt Federal Reserve’s interest rates applied to the daily average balance of SHF customer deposits, with certain exclusions. This method, applied retroactively from the beginning of 2023, resulted in incremental revenue of $549,000 recognized in the fourth quarter. Under our Commercial Alliance Agreement, we are obligated to remit 25% of the investment hosting fees to PCCU based on this income.

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits:

	December 31, 2023 (Unaudited)	December 31, 2022 (Unaudited)
CRB related deposits	$129,350,998	$161,138,975
Capacity at 60%	77,610,599	96,683,385
PCCU net worth	81,087,746	133,231,565
Capacity at 1.3125	106,670,306	174,866,429
Limiting capacity	77,610,599	174,866,429
PCCU loans funded	55,660,039	18,898,042
Amounts available under lines of credit	525,000	996,958
Incremental capacity	$21,425,560	$154,971,429

The revenue from the PCCU Agreements recognized in the statements of operations consists of the following for the year ended December 31, 2023, and December 31, 2022:

	Year ended December 31, 2023	Year ended December 31, 2022
Account servicing agreement	$3,075,458	$8,823,608
Commercial alliance agreement	10,761,245	-
Total	$13,836,703	$8,823,608

The operating expense from the PCCU Agreements recognized in the statements of operations consists of the following for the year ended December 31, 2023, and December 31, 2022:

	Year ended December 31, 2023	Year ended December 31, 2022
Support services agreement	$378,730	$775,259
Loan servicing agreement	11,929	26,088
Commercial alliance agreement	1,665,644	-
Total	$2,056,303	$801,347

Issuance of shares to PCCU

On March 29, 2023, the Company and PCCU entered into the following definitive transaction documents to settle and restructure the deferred obligation:

●	A five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company.

●	A Securities Issuance Agreement, pursuant to which the Company issued 11,200,000 shares of the Company’s Class A Common Stock to PCCU. Following the issuance of the Shares, PCCU own 46.39% of the outstanding Class A Common Stock. In connection with the Securities Issuance Agreement, the parties also entered into a Registration Rights Agreement and a Lock-Up Agreement.

●	The Registration Rights Agreement requires the Company to register the Shares for resale pursuant to the Securities Act of 1933, as amended (the “Securities Act”); and the Lock-Up Agreement restricts PCCU from transferring the Shares until the earlier of (i) six (6) months after the date of the Securities Issuance Documents or (ii) the consummation of a transaction with an unaffiliated third party in which all of the Company’s stockholders have the right to exchange their shares of Class A Common Stock for cash, securities, or other property; and

●	A Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU which supersedes the Loan Servicing Agreement, as well as the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement.

Operating leases

Effective July 1, 2021, SHF entered into a one-year gross lease with PCCU to lease space in its existing office at a monthly rent of $5,400. Effective July 1, 2022, the Company amended its existing lease to a month-to-month lease and therefore no asset or liability amounts are reported pursuant to ASC 842. The lease was terminated on February 1, 2023.

Advance from Sponsor

On June 27, 2022, Luminous Capital Inc., an affiliate of the Sponsor provided a non-interest-bearing advance (the “Advance”) amounting to $ 1,150,000 to fund the operation of NLIT. The amount outstanding on December 31, 2023, and December 31, 2022, is $0 and $1,150,000, respectively and is presented within “accounts payable” in the consolidated balance sheets.

The outstanding balances associated with the PCCU disclosed in the balance sheet are as follows:

	December 31, 2023	December 31, 2022
Accounts receivable	$2,095,320	$1,231,727
Accounts payable	577,315	5,078,042
Due to Seller (Refer to Note 11 to the financial statements below)	-	56,949,800
Senior Secured Promissory Note (Refer to Note 12 to the financial statements below)	14,011,166	-

Of the $8.9 million and $8.4 million of cash and cash equivalents at December 31, 2023 and 2022, $4.6 million and $8.3 million of the cash and cash equivalents were held in deposit accounts at PCCU as a related party.

Transactions with Abaca shareholder

As disclosed in Notes 4 and 5 to the consolidated financial statements, the merger with Abaca that occurred in October 2022 involves certain payments either paid or payable to the former shareholders of Abaca, warrants and issuances of stock. The former shareholders of Abaca represent a related party to the Company based on current employment with the Company and their significant equity ownership interest in the Company.

Note 11. Due to Seller

Amounts due to seller were as follows:

	December 31, 2023	December 31, 2022
Due to Seller-Current (Unsecured)	$-	$25,973,017
Due to Seller-long term (Unsecured)	-	30,976,783
Total loans funded by PCCU	$-	$56,949,800

As contemplated by the Unit Purchase Agreement, related to reverse acquisition of NLIT, the consideration paid to PCCU in connection with the Business Combination consisted of an aggregate of $185,000,000, consisting of (i) 11,386,139 shares of the Company’s Class A Common Stock with an aggregate value equal to$115,000,000 and (ii) $70,000,000 in cash, $56,949,800 of which was to be paid on a deferred basis (the “Deferred Cash Consideration”).

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

Due to Seller	$56,949,800
Cash payment obligation under business combination	3,143,389
Business combination expense payable to seller	1,069,359
Interest accrued but not paid	1,337,843
Total deferred obligation	62,500,391
Less: Senior secured promissory note	14,500,000
Less: Change in deferred tax	9,593,983
Amount charged to Stockholders’ Equity towards issuance of common stock	$38,406,408

Note 12. Senior Secured Promissory Note

	December 31, 2023	December 31, 2022
Senior Secured Promissory Note (current)	$3,006,991	$-
Senior Secured Promissory Note (long term)	11,004,175	-
	$14,011,166	$-

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

The repayment schedule of the outstanding principal amount on December 31, 2023, is as follows:

Year of payment
2024	$3,006,991
2025	3,138,933
2026	3,274,966
2027	3,416,896
2028	1,173,380
Grand total	$14,011,166

Note 13. Leases

The Company has non-cancellable operating leases for facility space with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms between one to 7 years and may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of December 31, 2023, and December 31, 2022, net assets recorded under operating leases were $859,861 and $1,016,198, respectively, and net lease liabilities were $1,007,993 and $1,028,233, respectively.

The Company analyses contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the years ended December 31, 2023 and 2022, included in Consolidated Statements of Operations, is detailed in the table below:

	Year ended December 31, 2023	Year ended December 31, 2022
Operating lease cost	$-	$-
Short-term lease cost	315,615	99,246
Total Lease Cost	$315,615	$99,246

ROU assets that are related to lease properties are presented as follows:
Beginning balance	$1,016,198	$-
Additions to right-of-use assets	-	1,029,226
Amortization charge for the year	(156,337)	(13,028)
Lease modifications	-	-
Ending balance	$859,861	$1,016,198

Further information related to leases is as follows:
Weighted-average remaining lease term	3.42 Years	4.42 Years
Weighted-average discount rate	6.87%	6.87%

Future minimum lease payments as of December 31, 2023 and December 31, 2022 are as follows:

Year
2023	$-	$91,303
2024	197,520	197,520
2025	217,925	217,925
2026	222,275	222,275
2027	226,705	226,705
2028	231,216	231,216
Thereafter	117,710	117,710
Total future minimum lease payments	$1,213,351	$1,304,654
Less: Imputed interest	205,358	276,421
Operating lease liabilities	$1,007,993	$1,028,233
Less: Current portion	132,546	20,124
Non-current portion of lease liabilities	$875,447	$1,008,109

Note 14. Revenue

Disaggregated revenue

Revenue by type are as follows:

	Year ended December 31
	2023	2022
Deposit, activity, onboarding income	$8,614,945	$6,063,939
Investment income	5,844,836	2,120,640
Loan interest income	2,972,434	1,130,178
Safe Harbor Program income	130,688	164,062
Total Revenue	$17,562,903	$9,478,819

Account fee income consists of deposit account fees, activity fees and onboarding income, which are recognized on periodic basis as per the fee schedule with financial partner institutions. Safe Harbor Program income consists of outsourced support to other financial institutions providing banking to the cannabis industry whose income is recognized on the basis of usage as per the agreements. Loan interest income consist of interest earned on both direct and indemnified loans pursuant to a commercial alliance agreement with PCCU. Investment income consist of interest earned on the daily deposits balance with financial institution.

In fiscal 2022 and up to the third quarter of 2023, our investment earnings were solely from interest on deposits at the Federal Reserve Bank, capped at the earnings accrued by PCCU from its reserves. However, a strategic shift in the fourth quarter of 2023 led us to adopt Federal Reserve’s interest rates applied to the daily average balance of SHF customer deposits, with certain exclusions. This method, applied retroactively from the beginning of 2023, resulted in incremental revenue of $549,000 recognized in the fourth quarter. Under our Commercial Alliance Agreement, we are obligated to remit 25% of the investment hosting fees to PCCU based on this income which is classified as “General and Administrative Expenses” in the Consolidated Statements of Operations. In 2023, PCCU’s contributions to the Company’s revenues included $5,150,397 from deposits, activities, and client onboarding, $5,803,114 from investment income, and $2,883,192 from loan interest income. The associated expenses for these revenues were $529,209 for account hosting, $1,445,517 for investment hosting fees, and $81,577 for loan servicing fees, all in accordance with the Loan Servicing Agreement and the Commercial Alliance Agreement, classified as “General and Administrative Expenses” in the Consolidated Statements of Operations. In 2022, PCCU contributed to the Company’s revenues with $5,554,922 from deposits, activities, and client onboarding, $2,110,572 from investment income, and $989,642 from loan interest income. The related expenses for these revenue streams were $255,853 for account hosting, $519,406 for investment hosting fees, and $26,088 for loan servicing fees, all in compliance with the Loan Servicing Agreement, classified as “General and Administrative Expenses” in the Consolidated Statements of Operations.

Note 15. Deferred underwriter fee

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

The Company made the payment of its first installment of $715,750 and defaulted on the remaining outstanding amounts. The outstanding balance of the note on December 31, 2022 was $1,450,500. On March 13, 2023, the Company and EF Hutton entered into a settlement agreement pursuant to which the Company paid $550,000 to EF Hutton in full settlement of the amount due and the difference of $900,500 has been accounted for in the “Consolidated Statements of Parent-Entity Net Investment and Stockholders’ Equity.”

Note 16. Commitments and Contingencies

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

●	In connection with the Company’s initial public offering (“IPO”), the Company entered into a registration rights agreement dated June 23, 2021 with the Sponsor and the individuals serving as directors and executive officers of the Company at the time of the IPO. Pursuant to this registration rights agreement, the Company has agreed to register for resale upon the expiration of the applicable lock-up period the Company securities acquired by the Sponsor and such individuals in connection with the organization of the Company and the IPO.

●	In connection with the issuance of common stock to Abaca shareholders, the Company commits to registering the stock upon the exercise of Warrants if required by law or regulation to ensure the shares can be sold without restrictive legends, known as the Warrant Registration Requirement. Should this requirement arise, the Company is obliged to file a registration statement with the SEC within 45 calendar days of notification of the Warrant Registration Requirement. The failure to file within this timeframe constitutes an event of default. Moreover, the Company is dedicated to making the registration statement effective as promptly as possible and maintaining its effectiveness, along with a current prospectus, until the Warrants expire according to this Agreement’s terms. In the event a registration statement triggered by a Warrant Registration Requirement is not declared effective by the SEC within one year from its filing date, Warrant holders are entitled to exercise their Warrants on a cashless basis from the 366th day post-filing until the statement becomes effective.

Note 17. Earnings Per Share

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

For year Ended December 31	2023	2022
Net loss	$(17,279,847)	$(35,128,083)
Weighted average shares outstanding – basic	42,574,563	18,988,558
Basic net loss per share	$(0.41)	$(1.85)
Weighted average shares outstanding – diluted	42,574,563	18,988,558
Diluted net loss per share	$(0.41)	$(1.85)

Weighted average shares calculation	December 31, 2023	December 31, 2022
Company public shares	3,926,598	3,926,598
Company initial stockholders	3,403,175	3,403,175
PCCU stockholders	19,977,920	11,386,139
Shares issued for Abaca acquisition	3,155,222	264,654
Restricted stock units issued	999,638	-
Conversion of Preferred stock	11,112,010	7,992
Grand total	42,574,563	18,988,558

Certain share-based equity awards were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

For year Ended December 31	2023	2022
Warrants	12,786,588	7,036,588
Share based payments	2,643,277	2,170,000
Shares to be issued to Abaca shareholders	-	6,433,839
Conversion of preferred stock	880,800	13,443,000
Grand total	16,310,665	29,083,427

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

Note 18. Forward Purchase Agreement

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

●

The trading value of the common stock combined with preferred shareholders electing to convert their preferred shares to common stock triggered a lower reset price embedded in the forward purchase agreement, or FPA. In 2022, the Company had already called a special meeting to lower the make-whole price under the preferred share purchase agreement to $1.25/share.

●

In 2022, an agreement was reached among the Company, its common shareholders, and preferred investors, leading to a reduction in the make-whole price to $1.25 per share. This reset resulted in a significant decrease in the FPA receivable, from $37.9 million as of September 30, 2022, to $4.6 million. In 2023, there were no share transactions by FPA holders, and management identified no additional impacts on the FPA receivable’s value on December 31, 2023.

●	The reconciliation statement of the common stock held by the parties are as follows:

		As at December 31, 2022		Shares sold during the year ended December 31, 2023		As at December 31, 2023
S.no	Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
1	Vellar	971,204	$1,214,005	-	$-	971,204	1.25	$1,214,005
2	Midtown East	1,517,924	1,897,405	-	-	1,517,924	1.25	1,897,405
3	Verdun	1,178,249	1,472,811	-	-	1,178,249	1.25	1,472,811
Grand total		3,667,377	$4,584,221	-	$-	3,667,377		$4,584,221

	On the date of acquisition (September 28, 2022)		Shares sold during the period September 29, 2022 to December 31, 2022		As at December 31, 2022
Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
Vellar	1,025,000	$10,583,246	53,796	$524,472	971,204	1.25	$1,214,005
Midtown East	1,599,496	16,514,986	81,572	832,850	1,517,924	1.25	1,897,405
Verdun	1,180,376	12,187,522	2,127	21,962	1,178,249	1.25	1,472,811
Grand total	3,804,872	39,285,754	137,495	1,379,284	3,667,377		$4,584,221

Note 19. Warrant Liabilities

Public and Private Placement Warrants

As of December 31, 2023, and December 31, 2022, the Company has 5,750,000 Public warrants and 264,088 Private Placement Warrants.

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

PIPE Warrants

As of December 31, 2023, and December 31, 2022, the Company has 1,022,500 PIPE Warrants.

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

Abaca Warrants

As of December 31, 2023, the Company has 5,000,000 Abaca warrants  . As of December 31, 2022, the Company has no Abaca warrants outstanding.

The Abaca 5,000,000 stock warrants have an exercise price of $2.00 per share of Class A Common stock to be paid in Cash. A Warrant may be exercised only during the period commencing 1 year of the Effective Date and terminating five (5) years from the effective date of the registration statement. The Company may, in its sole discretion, settle the Warrant when exercised, in whole or in part, in cash in lieu of issuing shares of Common Stock underlying the Warrant. The Company may elect to pay the Registered Holder in cash in the amount equal to the difference between the fair market value of the Company’s Common Stock on the date of exercise and the warrant price ($2.00) multiplied by the number of shares of Common Stock. The Company commits to promptly registering shares issued upon Warrant exercises if required by law, ensuring these shares can be sold without restrictions. This registration must be filed within 45 days of receiving a notification of such a requirement, with failure to do so constituting a default. The Company will endeavor to keep the registration effective until the Warrants expire. If the registration isn’t effective within one year, Warrant holders may exercise their Warrants on a cashless basis, receiving shares based on a defined fair market value calculation. This process aims to facilitate the straightforward and lawful exercise of Warrants, ensuring the shares issued are readily tradable without the need for restrictive legends.

Note 20. Financial Instruments

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

Private Placement Warrants:

Private Placement Warrants are recorded at fair value on a recurring basis. In 2023, the Company internally assessed the value of these derivatives with Level 3 inputs, which are derived from Black-Scholes model   . This is a change from 2022, when the valuation was based on third-party reports, also utilizing Level 3 inputs for these derivatives. Management believes that this change was necessary to enhance the precision and control over the valuation process, allowing for a more tailored and responsive approach to the unique characteristics of the derivatives and the evolving market conditions.

PIPE Warrants:

PIPE Warrants are recorded at fair value on a recurring basis. In 2023, the Company internally assessed the value of these derivatives with Level 3 inputs, which are derived from Black-Scholes model. This is a change from 2022, when the valuation was based on third-party reports, also utilizing Level 3 inputs for these derivatives. Management believes that this change was necessary to enhance the precision and control over the valuation process, allowing for a more tailored and responsive approach to the unique characteristics of the derivatives and the evolving market conditions.

Abaca Warrants:

Abaca Warrants are recorded at fair value on a recurring basis. The Company internally assessed the value of these derivatives with Level 3 inputs. Level 3 inputs, based on unobservable data derived from Black-Scholes model.

Third anniversary payment consideration:

Third anniversary payment consideration are recorded at fair value on a recurring basis. The Company value these derivatives based on third party reports for Level 3 inputs. Level 3 inputs, based on unobservable data derived from Black Scholes-Merton model.

Forward purchase option derivatives:

Forward purchase option derivatives are recorded at fair value on a recurring basis. In 2022, the Company values these derivatives based on third party reports for Level 3 inputs. In 2023, no significant risk factor changes affecting FPA derivative values were noted. Consequently, management retained the December 31, 2022, valuation for December 31, 2023.

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on December 31, 2023, and December 31,2022:

	December 31, 2023			December 31, 2022
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
PIPE warrants	$273,124	-	273,124	$286,300	-	286,300
Public warrants	$481,850	481,850	-	$361,100	361,100	-
Private placement warrants	$25,070	-	25,070	$19,110	-	19,110
Abaca warrant	$3,384,085	-	3,384,085	$-	-	-
Forward purchase derivative liability	$7,309,580	-	7,309,580	$7,309,580	-	7,309,580
Third anniversary payment consideration	$810,000	-	810,000	$-	-	-

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

At December 31, 2023, the Company’s developed technology asset were measured at fair value on a nonrecurring basis as result of annual impairment testing. In order to evaluate the fair value of the developed technology asset, the annual impairment test employed the Relief from Royalty Method for accurately reflecting market conditions and asset performance (Refer to note 5 - Goodwill and Finite-lived intangible assets).

The following table presents the carrying amounts and fair values of financial instruments measured on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on December 31, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Developed Technology	3,599,754	3,599,754	-	-	3,599,754

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the finite lived intangible assets as of their measurement dates:

As on December 31, 2023	Developed technology
Royalty rate	6.50%
Discount rate	14.25%
Estimated useful life	5.87 years
Tax rate	25%

There were no assets or liabilities recorded at fair value on a nonrecurring basis for the period ended December 31, 2022.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on December 31, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,888,769	$4,888,769	$4,888,769	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	330,579	363,561	-	-	363,561
Liabilities
Deferred consideration	2,889,792	2,889,792	2,889,792	-	-
Senior secured promissory note	14,011,166	12,750,204	-	-	12,750,204
Public warrants	481,850	481,850	481,850	-	-
Private placement warrants	25,070	25,070	-	-	25,070
PIPE warrants	273,124	273,124	-	-	273,124
Abaca warrants	3,384,085	3,384,085	-	-	3,384,085
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580
Third anniversary payment consideration	810,000	810,000	-	-	810,000

	As on December 31, 2022
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,390,195	$8,390,195	$8,390,195	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221		-
Loans	1,301,991	1,241,761	-	-	1,241,761
Liabilities
Deferred consideration	14,359,822	14,359,822	14,359,822	-	-
Due to seller - current portion	25,973,017	25,973,017	25,973,017	-	-
Due to seller - long term position	30,976,783	30,976,783	30,976,783	-	-
Deferred underwriter fee payable	1,450,500	1,450,500	1,450,500	-	-
Public warrants	361,100	361,100	361,100	-	-
Private placement warrants	19,110	19,110	-	-	19,110
PIPE warrants	286,300	286,300	-	-	286,300
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

The change in the assets measured at fair value on a recurring basis for which the Company have utilized Level 3 inputs to determine fair value are presented in the following table:

	For the Year ended December 31, 2023
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance at the beginning of the period	$286,300	-	19,110	-	7,309,580
Issued to Abaca shareholders	-	1,635,407	-	430,000	-
Fair value adjustment	(13,176)	1,740,386	5,960	380,000	-
Balance at the end of the period	$273,124	3,384,085	25,070	810,000	7,309,580

	For the Year ended December 31, 2022
	PIPE Warrants	Private Placement Warrants	Forward Purchase Derivative
Balance at the beginning of the period	$-	$-	$-
Acquired under business combination		203,112	(1,687,530)
Fair value adjustment	286,300	184,002	8,997,110
Balance at the end of the period	$286,300	$19,110	$7,309,580

In 2023, the valuation of private placement warrants, PIPE warrants, and Abaca warrants was carried out using the Black-Scholes model, while the fair value of the Abaca third anniversary payment consideration was determined using the Black Scholes Merton Option pricing model. Contrastingly, in 2022, the fair value assessments for both the private placement warrants and PIPE warrants were conducted using the Black-Scholes model and the Black Scholes-Merton model, respectively. Management believes that the change in method for PIPE warrants was necessary to enhance the precision and control over the valuation process, allowing for a more tailored and responsive approach to the unique characteristics of the derivatives and the evolving market conditions. As of December 31, 2023, and December 31, 2022, these warrants were valued for Level 3 inputs, which are based on observable data to value these derivatives.

In 2022, the fair value of the forward purchase derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework (a special case of the Income Approach). In 2023, no significant risk factor changes affecting FPA derivative values were noted. Consequently, management retained the December 31, 2022, valuation for December 31, 2023.The Company will continue to monitor the fair value of the forward option derivative each reporting period with subsequent revisions to be recorded in the Statements of Operations.

During the fiscal years 2022 and 2023, there were no changes in the classification of financial instruments within Level 2 and Level 3 of the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants and public warrants as of their measurement dates:

		December 31, 2023			December 31, 2022
	PIPE Warrants	Private Warrants	Third anniversary payment consideration	Abaca Warrants	PIPE Warrants	Private Warrants	Third anniversary payment consideration	Abaca Warrants
Exercise price	$5	$11.5	-	$2	$5	$11.5	-	-
Share Price	$1.42	$1.42	$1.42	$1.42	$1.78	$1.78	-	-
Expected term (years)	3.74	3.74	1.76	4.84	4.74	4.74	-	-
Volatility	62.95%	62.95%	62.95%	62.95%	46.00%	46.00%	-	-
Risk-free rate	4.25%	4.25%	4.25%	4.25%	4.00%	3.98%	-	-

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase derivatives as of their measurement dates on December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Reset Price	$1.25	$1.25
Expected term (years)	1.74	2.74
Additional Maturity Consideration per share	$2.00	$2.00
Volatility	46%	46%
Risk-free rate	4.2%	4.2%
Risk-adjusted discount rate	13.4%	13.4%

Note 21. Tax

The major components of income tax expense for the years ended 31 December 2023 and 31 December 2022:

For year ended December 31,	2023	2022
Current income tax:
Current tax on profits	$-	$(3,394)
Deferred tax:
Deferred taxation - current year	$(1,829,701)	$(9,249,499)
Income tax benefit reported in the income statement	$(1,829,701)	$(9,252,893)

A reconciliation follows between tax benefit and the product of accounting profit multiplied by the United States domestic tax rate for the years ended December 31, 2023 and December 31, 2022:

For year ended December 31,	2023	2022
Accounting loss before tax from continuing operations	(19,109,548)	$(44,380,976)
Accounting loss before income tax	(19,109,548)	(44,380,976)
At federal statutory income tax rate of 21%	(4,013,005)	(9,320,005)
State income tax benefit, net of federal benefit	(253,649)	(1,304,510)
Permanent differences, net	2,207,439	1,787,471
Other	229,514	(415,849)
Total	(1,829,701)	$(9,252,893)

Deferred tax:

Deferred taxes are comprised of the following:

	December 31, 2023	December 31, 2022	Change
Loan Loss Reserve	340,982	127,508	(213,473)
Capital Loss Carryover	72,914	-	(72,914)
Stock Option Expense	1,322,890	686,879	(636,011)
Deferred Revenue	5,366	251	(5,115)
Fixed Assets	20,866	(11,444)	(32,310)
Transaction Costs	1,014,922	817,323	(197,599)
Change in Forward Purchase Contract	8,155,953	8,155,953	-
Goodwill	30,631,880	42,551,111	11,919,231
NOL Carryforward	3,210,838	1,862,393	(1,348,445)
ROU Assets	(210,460)	(248,725)	(38,265)
ROU Liabilities	246,716	251,670	4,954
Intangible Assets	(910,934)	(2,599,617)	(1,688,683)
Valuation Allowance	(72,914)	-	72,914
Net deferred tax assets / (liabilities)	43,829,019	51,593,302	7,764,284
Reflected in the statement of financial position as follows:
Deferred tax assets	44,950,413	-
Deferred tax liabilities	(1,121,394)	-
Deferred tax assets net	43,829,019	-

Reconciliation of deferred tax liabilities net:

	Year on year change	December 31, 2022
Opening balance as on December 31, 2022	$51,593,302	$-
Tax Income/(expense) during the period recognized in profit or loss	1,829,701	9,249,499
Acquisitions	(9,593,985)	42,343,803
Closing balance as on December 31, 2023	$43,829,019	$51,593,302

The Company offsets tax assets and liabilities only if it has a legally enforceable right to set off current tax assets and current tax liabilities and the deferred tax assets and deferred tax liabilities relate to income taxes levied by the same tax authority. The Company considers their deferred tax assets to be realizable and has not established a valuation allowance. The Company has US federal tax loss carryovers totaling $13.1 million arising from 2020 through 2023 which have an unlimited carryover period. The Company has State of Colorado loss carryovers arising in 2020 through 2023 of $12.8 million which expire in 2042 and State of Arkansas loss carryovers arising in 2020 through 2022 of $0.2 million which expire in 2028 through 2032. The Company currently has no tax examinations in progress. The Company has open years for examination from Federal and State of Arkansas for the years ending December 31, 2020, forward and from State of Colorado from December 31, 2022. The Company does not have any uncertain tax positions as of December 31, 2022. In both 2022 and 2023, the Company did not make any payments towards federal or state taxes.

Note 22. 401(k) Plan

The Company offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation. The Company’s consolidated matching contributions for the year ended December 31, 2023, amounting to $62,785, and December 31, 2022, amounting to $47,806, respectively.

Note 23. Share based compensation

2022 Equity Incentive Plan

Share-based compensation expense recognized for the years ended December 31, 2023, and 2022 totaled $3.71 million and $2.81 million respectively.

The 2022 Plan was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, stock bonus awards, or performance compensation awards in the year ended December 31, 2023, and December 31, 2022. In conjunction with the 2023 Plan, as of December 31, 2023, the Company had granted stock options and restricted stock units which are described in more detail below.

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

The assumptions used to determine the fair value of options granted in the year ended December 31, 2023, using the Black-Scholes-Merton model are as follows:

Particulars	December 31, 2023	December 31, 2022
Dividend yield	-	-
Risk-free interest rate	3.62 % to 4.23%	3.62 % to 4.23%
Expected volatility (weighted-average and range, if applicable)	100%	100%
Expected term	6.00 to 6.5 years	6.00 to 6.5 years

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

A summary of the Company’s stock option activities and related information for the year ended December 31, 2023, is as follows:

Stock Option	No. of Stock Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
December 31, 2022	2,170,000	5.29	2.02
Granted	336,730	$1.03	1.28
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(220,720)	(2.67)	-
December 31, 2023	2,286,010	$5.43	1.65

On December 31, 2023, there were no unrecognized compensation costs related to non-vested stock options to be recognized. Share based compensation did not impact on Company’s cash flow in year ended December 31, 2023 or year ended December 31, 2022.

Stock Option	No. of Stock Option	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
December 31, 2021	-	-	-
Granted	2,170,000	$5.29	2.02
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	-	-	-
December 31, 2022	2,170,000	$5.29	2.02

The following options were outstanding at their respective exercise price:

Exercise price options outstanding	December 31, 2023	December 31, 2022
$1.56	376,510	87,500
$2.58	350,000	350,000
$4.00	309,500	482,500
$6.67	1,250,000	1,250,000
Total	2,286,010	2,170,000

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the year ended December 31, 2023, is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted-Average Remaining Contractual Life (in Years)
December 31, 2022	-	$-	$-
Granted	1,600,028	0.99	2.0
Exercised	(1,266,228)	(0.90)	-
Expired			-
Cancelled / Forfeited	(10,300)	1.31	-
December 31, 2023	323,500	$0.47	2.0

The following RSU were outstanding at their respective exercise price:

Exercise price RSU outstanding	December 31, 2023	December 31, 2022
$1.31	323,500	-
Total	323,500	-

The fair value as of the respective vesting dates of RSUs that vested during the year ended December 31, 2023, and December 31, 2022 was $1,140,648 and $0. As of December 31, 2023, there is no unrecognized share-based compensation expense related to RSU awards.

Note 24. Subsequent event

For the period subsequent to the reporting date up to the date of filing this report, there have been no significant events that would materially affect the financial position or results of operations as presented in this 10-K.

