Form 10-Q
period 2024-03-31
SHF Holdings, Inc.
filed 2024-05-13
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, there were outstanding 55,431,001 shares of the Company’s Class A Common Stock, $0.0001 par value per share.

SHF HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$5,626,362	$4,888,769
Accounts receivable – trade	153,208	121,875
Accounts receivable – related party	1,111,390	2,095,320
Prepaid expenses – current portion	506,634	546,437
Accrued interest receivable	16,891	13,780
Short-term loans receivable, net	12,620	12,391
Other current assets	-	82,657
Total Current Assets	$7,427,105	$7,761,229
Long-term loans receivable, net	379,863	381,463
Property, plant and equipment, net	45,366	84,220
Operating lease right to use assets	820,777	859,861
Goodwill	6,058,000	6,058,000
Intangible assets, net	3,564,890	3,721,745
Deferred tax asset	44,278,374	43,829,019
Prepaid expenses – long term position	525,000	562,500
Forward purchase receivable	4,584,221	4,584,221
Security deposit	18,875	18,651
Total Assets	$67,702,471	$67,860,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$179,242	$217,392
Accounts payable-related party	125,693	577,315
Accrued expenses	645,635	1,008,987
Contract liabilities	2,692	21,922
Lease liabilities – current	142,863	132,546
Senior secured promissory note – current portion	3,028,738	3,006,991
Deferred consideration – current portion	2,921,257	2,889,792
Other current liabilities	62,160	41,639
Total Current Liabilities	$7,108,280	$7,896,584
Warrant liabilities	2,908,642	4,164,129
Deferred consideration – long term portion	594,000	810,000
Forward purchase derivative liability	7,309,580	7,309,580
Senior secured promissory note—long term portion	10,241,884	11,004,175
Net deferred indemnified loan origination fees	421,907	63,275
Lease liabilities – long term	835,598	875,447
Indemnity liability	1,315,263	1,382,408
Total Liabilities	$30,735,154	$33,505,598
Commitment and Contingencies (Note 13)
Stockholders’ Equity
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 and 1,101 shares issued and outstanding on March 31, 2024, and December 31, 2023, respectively	-	-
Class A common stock, $.0001 par value, 130,000,000 shares authorized, 55,431,001 and 54,563,372 issued and outstanding on March 31, 2024, and December 31, 2023, respectively	5,545	5,458
Additional paid in capital	107,348,166	105,919,674
Retained deficit	(70,386,394)	(71,569,821)
Total Stockholders’ Equity	$36,967,317	$34,355,311
Total Liabilities and Stockholders’ Equity	$67,702,471	$67,860,909

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2024	2023

Revenue	$4,050,799	$4,180,379

Operating Expenses
Compensation and employee benefits	$2,280,038	$3,659,520
General and administrative expenses	984,220	1,538,874
Professional services	460,950	449,246
Rent expense	69,437	87,742
Provision (benefit) for credit losses	(68,787)	66,666
Total operating expenses	$3,725,858	$5,802,048
Operating income/ (loss)	324,941	(1,621,669)
Other (income) expenses
Change in the fair value of deferred consideration	(184,535)	190,943
Interest expense	154,172	643,260
Change in fair value of warrant liabilities	(1,255,487)	(433,148)
Total other (income)/ expenses	$(1,285,850)	$401,055
Net income/ (loss) before income tax	1,610,791	(2,022,724)
Income tax benefit	$438,885	$609,277
Net income/ (loss)	2,049,676	(1,413,447)
Weighted average shares outstanding, basic	55,213,609	25,670,730
Basic net income/ (loss) per share	$0.04	$(0.06)
Weighted average shares outstanding, diluted	56,268,075	25,670,730
Diluted income/ (loss) per share	$0.04	$(0.06)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2023	1,101	$-	54,563,372	$5,458	$105,919,674	$(71,569,821)	$34,355,311
Conversion of PIPE shares	(990)	-	792,000	79	866,170	(866,249)	-
Restricted stock units (net of tax)	-	-	75,629	8	(14,325)	-	(14,317)
Stock compensation cost	-	-	-	-	576,647	-	576,647
Net Income	-	-	-	-	-	2,049,676	2,049,676
Balance, March 31, 2024	111	-	55,431,001	5,545	107,348,166	(70,386,394)	36,967,317

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Preferred Stock		Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	14,616	$1	23,732,889	$2,374	$44,806,031	$(39,695,281)	$5,113,125
Cumulative effect from adoption of CECL	-	-	-	-	-	(581,321)	(581,321)
Conversion of PIPE shares	(3,720)	-	4,726,200	473	5,004,727	(5,005,200)	-
Stock option conversion	-	-	629,728	62	1,570,719	-	1,570,781
Issuance of shares to PCCU (net of tax)	-	-	11,200,000	1,120	38,405,288	-	38,406,408
Reversal of deferred underwriting cost	-	-	-	-	900,500	-	900,500
Net loss	-	-	-	-	-	(1,413,447)	(1,413,447)
Balance, March 31, 2023	10,896	$1	40,288,817	$4,029	$90,687,265	$(46,695,249)	$43,996,046

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$2,049,676	$(1,413,447)
Adjustments to reconcile net income/ (loss) to net cash provided by/ (used in) operating activities:
Depreciation and amortization expense	195,709	751,225
Stock compensation expense	562,330	1,570,781
Amortization of deferred origination fees	(27,970)	(14,104)
Interest expense	-	873,289
(Benefit)/ provision for credit losses	(68,787)	66,666
Amortization of right of use assets	9,552	17,762
Income tax benefit	(438,885)	(609,277)
Change in the fair value of deferred consideration	(184,535)	190,943
Change in fair value of warrant	(1,255,487)	(433,148)
Changes in operating assets and liabilities:
Accounts receivable – Trade	(31,333)	(30,716)
Accounts receivable – related party	983,930	182,824
Contract assets	-	(13,019)
Prepaid expenses	77,303	77,436
Accrued interest receivable	(3,111)	(146,106)
Deferred underwriting payable	-	(550,000)
Other current assets	82,657	150,817
Other current liabilities	10,048	75,000
Accounts payable	(38,153)	(533,945)
Accounts Payable – related party	(451,622)	(65,288)
Accrued expenses	(363,347)	(466,849)
Contract liabilities	(19,230)	78,616
Net deferred indemnified loan origination fees	386,602	8,500
Security deposit	(224)	-
Net cash provided by (used in) operating activities	1,475,123	(232,040)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	-	(548,671)
Net repayment of loans	3,014	1,019,268
Net cash provided by investing activities	3,014	470,597
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of senior secured promissory note	(740,544)	-
Net cash used in financing activities	(740,544)	-

Net increase in cash and cash equivalents	737,593	238,557
Cash and cash equivalents – beginning of period	4,888,769	8,390,195
Cash and cash equivalents – end of period	$5,626,362	$8,628,752
Supplemental disclosure of cash flow information
Interest paid	$156,414	$-
Non-Cash transactions:
Shares issued for the settlement of PCCU debt obligation	$-	$38,406,408
Cumulative effect from adoption of CECL	$-	$581,321

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business Operations

Business Description

SHF Holdings, Inc. (the “Company”) originated as business operations conducted through Partner Colorado Credit Union (“PCCU”), which were transferred to SHF LLC (“SHF”), then an indirect wholly owned subsidiary of PCCU. The Company completed a strategic reorganization on July 1, 2021. This involved transferring select assets and operational activities from Partner Colorado Credit Union (“PCCU”) and its wholly owned subsidiary, Safe Harbor Services, to SHF Holding Co., LLC. Subsequently, these were consolidated into SHF, LLC (“SHF”), with PCCU’s investment managed at the SHF Holding Co., LLC level.

On September 28, 2022, the Company concluded a transaction wherein NLIT (“Northern Lights Acquisition Corp.”) acquired all outstanding membership interests of SHF. This acquisition prompted the renaming of NLIT to SHF Holdings, Inc. As a result, PCCU emerged as the largest shareholder of the Company.

The Company executed the Abaca Merger Agreement on October 31, 2022, facilitating a two-step merger through which Rockview Digital Solutions, Inc. (“Abaca”) became a direct wholly-owned subsidiary. The transaction expanded the Company’s fintech capabilities and market reach.

The Company generates fee income, investment income and loan interest income through providing a variety of services to financial institutions desiring to service the cannabis industry including, among other things, the origination, onboarding, and servicing of cannabis-related deposit business for and on behalf of those partner institutions; Bank Secrecy Act and other regulatory compliance and reporting related to these accounts; onboarding these accounts and responding to account and customer service inquiries; and sourcing, underwriting, and servicing, and administering loans issued to cannabis businesses and related entities. In addition, the Company provides these services to financial institutions under a Safe Harbor Master Program Agreement.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

i. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2024. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2023, included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

The company has made certain immaterial reclassifications to the statements of operations for the three months ended March 31, 2023, to conform to the presentation for the three months ended March 31, 2024. These reclassifications, totaling $190,943, were moved from ‘Interest Expense’ to ‘Change in the Fair Value of Deferred Consideration’. Corresponding adjustments have been made to the statement of cash flows and the applicable notes to the unaudited condensed consolidated financial statements.

The condensed consolidated financial statements include the accounts of SHF Holdings, Inc., its subsidiaries where we have controlling financial interests. All intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

ii. Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Material estimates that are particularly subject to change in the near term include the determination of the allowance for credit losses, indemnification liabilities, useful lives of intangibles and the fair value of financial instruments. Actual results could differ from the estimates.

iii. Liquidity and Going Concern

As of March 31, 2024, the Company had $5,626,362 in cash and net working capital of $318,825, as compared to $4,888,769 in cash and net working capital deficit of $135,355 as of December 31, 2023. The retained deficit was $70,386,394 on March 31, 2024, and $71,569,821 on December 31, 2023. The Company has also generated operating income of $324,941 for the period ended March 31, 2024.

For the period ending March 31, 2024, the Company reported positive operating income and net working capital. However, considering the historical data, where the Company experienced negative operating income and negative net working capital, management acknowledges the need to closely evaluate the financial performance in upcoming quarters to mitigate any going concern risks. As of March 31, 2024, due to these historical trends, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these condensed unaudited consolidated financial statements were issued.

If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The accompanying condensed unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern as a result of this uncertainty.

iv. Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from financial institutions, and investments with maturities of three months or less.

v. Concentrations of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained substantially in accounts at Partner Colorado Credit Union (“PCCU”) which is insured by the National Credit Union Share Insurance Fund (“NCUSIF”) up to regulatory limits. From time to time, cash balances may exceed the NCUSIF insurance limit. The Company has not experienced any credit losses associated with its cash balances in the past.

Currently the Company only services the cannabis industry. Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

Currently the Company substantially relies on PCCU to hold customer deposits and fund its originated loans. As of this time, majority all of the Company’s revenue is generated by deposits and loans hosted by its PCCU pursuant to various services agreements.

The Company had only one loan on its balance sheet as of March 31, 2024, which comprises 100% of the total loan balance. The Company also indemnified 21 loans as of March 31, 2024; three of these indemnified loans were in excess of 10% of the total balance.

vi. Accounts Receivable

Accounts receivable are recorded based on account fee schedules. While fees are generated from accounts for individual cannabis-related businesses (“CRB”) related accounts, amounts are initially collected by the financial institutional partners and remitted in the subsequent month. Accounts receivable - related party represents amounts due from PCCU under related party contracts disclosed in Note 8 to the unaudited condensed consolidated financial statements.

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

Loans are assessed individually for potential charge-off, which typically occurs at the point of foreclosure. Charge offs are executed to reflect the realizable value of loans that are deemed uncollectible.

The determination of a loan’s past-due status is based on its contractual repayment terms. Loans are either placed on nonaccrual status or charged-off ahead of their contractual delinquency dates if the collection of principal and interest is deemed doubtful, ceasing the recognition of interest income on such loans.

viii. Allowance for Credit Losses (ACL)

The Company has adopted Accounting Standards Codification Topic 326 - Financial Instruments - Credit Losses (ASC Topic 326), for estimation of probable credit losses with an expected credit loss methodology that is referred to as the current expected credit loss (“CECL”) methodology.

The ACL is a valuation account that is deducted from the amortized cost basis of financial assets carried at their amortized cost, including loans held for investment, to present the net amount that is expected to be collected throughout the life of the financial asset. The estimated ACL is recorded through a provision for credit losses charged against operations. Management periodically evaluates the adequacy of the ACL to maintain it at a level it believes to be reasonable. The Company uses the same methods used to determine the ACL to assess any reserves needed for off-balance sheet credit risks such as unfunded loan commitments including Indemnified loans to PCCU. These reserves for off-balance sheet credit risks are presented in the liabilities section in the unaudited condensed consolidated balance sheets as an “Indemnity liability.”

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

x. Indemnity Liability

Under the Loan Servicing Agreement and Commercial Alliance Agreement with PCCU, the Company had agreed to indemnify PCCU from all claims related to Company’s cannabis-related business, including but not limited to default-related credit losses as defined in the Loan Servicing Agreement. The indemnification component of the Loan Servicing Agreement and the Commercial Alliance Agreement (refer to Note 8 to the unaudited condensed consolidated financial statements) is accounted for in accordance with accounting standards codification (“ASC”) 460 Guarantees. In determining the applicability of ASC 460, the Company considered that the agreement outlines a broad indemnification of all claims related to the cannabis-related business. The most immediate and potentially significant of these are potential default-related credit losses. In the lending industry, it is inherently anticipated future credit losses will result from currently issued debt. The Company’s indemnity obligation is subordinate to financial institution clients’ other means of collecting on the loans including foreclosure of the collateral, recourse against personal and/or corporate guarantors and other default remedies available in the loan agreements. Since borrowers are not party to the agreement between Company and PCCU, any indemnity payments do not relieve borrowers of their obligation to PCCU nor would such payments preclude PCCU’s right to future recoveries from the debtor. Therefore, as defined in ASC 460, the indemnification clause represents a general loss contingency in that it is an existing condition, situation or set of circumstances involving uncertainty as to possible loss to the Company that will ultimately be resolved when one or more future events occur or fail to occur. SHF’s indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date. The liability is measured and recognized in accordance with our accounting policies for ACL and ALL.

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

xii. Right of Use Assets and Lease Liabilities

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

Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Finance lease interest expense is recognized based on an effective interest method and depreciation of assets is recorded on a straight-line basis over the shorter of the lease term and useful life of the asset. Both operating and finance lease right of use assets are reviewed for impairment, consistent with other finite-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a right of use asset is impaired, any remaining balance of the asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

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

Goodwill is tested for impairment at least annually on the elected impairment test date of December 31 unless any events or circumstances indicate it is more likely than not that the fair value of the goodwill is less than its carrying value.

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

xiv. Stock-based Compensation

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

xv. Fair Value Measurements

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

xvi. Revenue Recognition

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

Revenue is recorded at a point in time when the performance obligation is satisfied, and no contingencies exist. Majority of the revenue consists of fees earned on deposit accounts held at PCCU but serviced by SHF such as bank account charges, onboarding income, account activity fee income and other miscellaneous fees. Under the terms of the Loan Servicing Agreement and the Commercial Alliance Agreement, the Company is responsible for covering account hosting costs associated with the fees generated from deposits held at PCCU. These costs are classified as “General and Administrative Expenses” in the Consolidated Statements of Operations.

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

xvii. Contract Liabilities

The Company recognizes a contract liability if the customer’s payment of consideration precedes the reporting entity’s performance. As of March 31, 2024, the Company recorded contract liabilities amounting to $2,692 from contracts with customers. This compares to contract liabilities of $21,922 as reported on December 31, 2023.

xviii. Warrants Liabilities

The Company has evaluated each of the warrant arrangements separately in accordance with “Distinguishing Liabilities from Equity” (“ASC 480”) and “Derivatives and Hedging” (“ASC 815”), to determine classification as either equity instruments or liabilities based on the specific terms and features of each warrant. Warrants are recognized as equity if they are indexed to our own stock and meet the equity classification criteria in ASC 815-40. These warrants are recorded within stockholders’ equity at their issuance date and are not subsequently remeasured at fair value. Conversely, warrants that do not meet the criteria for equity classification under ASC 815-40 are classified as liabilities. Such warrants are initially recorded at fair value on the issuance date and are subject to remeasurement at each balance sheet date thereafter. Any changes in fair value are recognized in the statement of operations. None of our warrant contracts met criteria to be considered indexed to their own stock, and as a result, have each been accounted for as a liability financial instrument. The fair value of warrants classified as liabilities is determined using appropriate valuation models, such as the Black- Scholes model, which incorporates various inputs, including the current stock price, expected volatility, risk-free interest rate, and the expected term of the warrants.

xix. Deferred consideration

In line with ASC Topic 815, the Company treats the deferred consideration from the Abaca acquisition as a derivative liability, since it does not fulfill the equity classification criteria. As a result, this obligation is recognized as a liability on the balance sheet at fair value and is adjusted to reflect its fair value at the end of each reporting period. The liability will be reassessed at fair value on every balance sheet date until the obligation’s term concludes. Fluctuations in its fair value are recorded in the consolidated statements of operations.

xx. Forward purchase derivative

The Company accounts for the forward purchase derivative assumed in the business combination in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company classifies the forward purchase derivatives as an assets or liabilities carried at their fair value and adjusts the forward purchase derivatives to fair value at each reporting period. This derivative asset or liability is subject to re-measurement at each balance sheet date until the conditions under the forward purchase agreement are exercised or expire, and any change in fair value is recognized in the unaudited condensed consolidated statement of operations. In December 2023, the company calculated its valuation using a Monte Carlo Simulation set within a risk-neutral environment. Initiated in December 2022, this strategy was applied to assess the fair value of the forward purchase agreement (FPA) derivatives, with an underlying assumption that future stock prices would adhere to a Geometric Brownian Motion trajectory. Throughout the first quarter of 2024, there were no transactions by FPA holders, and no considerable shifts in risk factors that could influence the valuation of FPA derivatives were observed.

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

ASC Topic 740 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Troubled Debt Restructurings and Vintage Disclosures

This Accounting Standard Update (ASU 2022-02) eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. For entities that have adopted ASU 2016-13, this ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2023 and the ASU has not had a material impact on the Company’s unaudited condensed consolidated financial statements.

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

This Accounting Standard Update (ASU 2022-03) clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring fair value. Recognizing a contractual restriction on the sale of an equity security as a separate unit of account is not permitted. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2024 and the ASU has not had a material impact on the Company’s unaudited condensed consolidated financial statements.

Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

This Accounting Standard Update (ASU 2022-06) defers the Sunset Date of ASC Topic 848, Reference Rate Reform (Topic 848), which provides temporary optional relief in accounting for the impact of Reference Rate Reform. This ASU is effective upon issuance (December 21, 2022) and generally can be applied through December 31, 2024.This ASU has not had a material impact on the Company’s unaudited condensed consolidated financial statements.

Investments-Equity Method and Joint Ventures

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. The FASB issued final guidance allowing entities to apply the proportional amortization method to equity investments in all tax credit programs that meet the conditions in ASC 323-740, rather than just investments in qualified affordable projects that generate low income housing tax credits, as was required under the legacy guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. This ASU has not had a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires public business entities to disclose in their rate reconciliation table additional categories of information about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This ASU is effective for fiscal years after December 15, 2024. Early adoption would be permitted. The Company does not expect this ASU to have a material impact on its condensed unaudited consolidated financial statements.

ASU 2024-01: Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards

ASU 2024-01 clarifies the scope applications of profits interest awards by adding illustrative guidance to ASC 718 “Compensation-Stock Compensation.” The amendments in the ASU apply to all reporting entities that account for profits interest awards as compensation to employees or non-employees in return for goods or services.

The term “profits interest” is not explicitly defined in US GAAP. Rather, an IRS Revenue Procedure (Rev Proc 93-27) defines a “Profits Interest” as a “partnership interest other than a capital interest.” Unlike a capital interest, which provides rights to existing net assets of an entity, a profits interest only provides rights to future profits and/or equity appreciation of an entity. This distinction, along with other terms, conditions and characteristics of profits interests often complicates accounting decisions for profits interests, leading to diversity in practice whether to account for profits interests under ASC 718 or other US GAAP.

The ASU introduces four (4) illustrative examples of fact patterns that demonstrate how an entity would apply the scope guidance in paragraph 718-10-15-3 to a profits interest or similar award with certain features.

The ASUs are effective for public entities for fiscal years beginning after December 15, 2024, including interim periods within those years. For all other entities, adoption is required for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its unaudited condensed consolidated financial statements.

ASU 2024-02: Codification Improvements—Amendments to Remove References to the Concepts Statements

The ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The Board has a standing project on its agenda to address suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to GAAP. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements. In the Board’s view, removing all references to Concept Statements in the guidance will simplify the codification and draw a distinction between authoritative and non-authoritative literature.

The amendments in the Update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The Company does not expect this ASU to have a material impact on its unaudited condensed consolidated financial statements.

Note 3. Deferred Consideration

Under the revised Abaca Merger Agreement, the Company compensated Abaca with $30 million through a mix of cash and stock. The payment structure included $9 million in cash, distributed in three equal installments, with the first installment occurring at the merger closing and the other installments being paid on the first and second anniversaries of the merger closing. Additionally, the common stock consideration was settled through 2,100,000 shares which represented a monetary equivalent calculated against the closing trading price, alongside deferred stock consideration calculated with a 10-day VWAP formula. Adjustments were made via amendments to redefine the terms and conditions of the deferred stock and cash considerations.

The revised terms, as of the second amendment on October 26, 2023, stipulated new deferred stock consideration of 5,835,822 shares of Class A common stock issued at the first anniversary based on a recalculated value of $2.00 per share. No changes affected the scheduled cash payments. Furthermore, a third-anniversary consideration of $1.5 million was introduced, payable in cash or stock at the Company’s discretion, alongside an issue of 5 million stock warrants at an exercise price of $2.00 each. The adjustments and additional considerations have been valued and recorded according to ASC 815, reflecting changes in the fair value of deferred consideration in the consolidated statements of operations for the periods ending December 31, 2023.

The change in the amount of deferred consideration from January 1, 2023, to March 31, 2024, is as follows:

	Stock consideration	Cash consideration	Third Anniversary Consideration Payment
January 1, 2023	$11,456,639	$5,650,775	$-
Less: Working capital adjustment	(108,691)	-	-
Less: Issuance of shares and payment to shareholders	(4,085,075)	(3,000,000)	-
Less: Issuance of Abaca warrants	(1,643,699)	-	-
Less: Issuance of third anniversary payment consideration	(430,000)	-	430,000
Less: Gain recognized in the consolidated statements of operations	(5,645,107)	-	-
Add: Fair value adjustment	455,933	239,017	380,000
December 31, 2023	-	2,889,792	810,000
Add: Fair value adjustment	-	31,465	(216,000)
March 31, 2024	$-	$2,921,257	$594,000

Note 4. Goodwill and Finite-lived Intangible Assets

The Company’s goodwill was derived from the Abaca acquisition transaction executed on November 15, 2022, where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually, or more frequently if a triggering event occurs.

In 2023, the Company conducted an interim impairment assessment on June 30, 2023, and found that the carrying value of goodwill exceeded its fair value, leading to the recognition of a $13.21 million non-cash goodwill impairment charge in the Company’s consolidated statements of operations. The December 31, 2023, annual impairment test resulted in no additional impairment change recognized, as the fair value did not surpass the carrying value. As of March 31, 2024, and December 31, 2023, the carrying value of the company’s goodwill was $6,058,000.

As of March 31, 2024, the Company has not conducted an interim impairment assessment of its assets, due to the absence of any triggering events. Therefore, no additional impairment charges have been recognized in this reporting period.

As of March 31, 2024, and December 31, 2023, the Company’s accumulated goodwill impairment was $13,208,276.

Finite-lived intangible assets

The Company reviews its finite-lived intangible assets for impairment at least annually on December 31st unless any events or circumstances indicate it is more likely than not that the fair value of the finite-lived intangible assets is less than its carrying value.

In 2023, following a triggering event in the second quarter, the Company performed an interim goodwill analysis. In accordance with our established policy, an annual review was also conducted on December 31, 2023. The finite-lived intangible assets evaluated include market-related intangibles, customer relationships, and developed technologies. The interim analysis resulted in an impairment charge of $3,680,463, attributed to the carrying values of market-related intangibles and customer relationships surpassing their fair values. The annual review further identified an impairment charge of $2,019,000 related to developed technologies.

As of March 31, 2024, the Company has not conducted an interim impairment assessment of its assets, due to the absence of any triggering events. Therefore, no additional impairment changes have been recognized in this reporting period.

Following is a summary of the Company’s finite-lived intangible assets as of March 31, 2024 and December 31, 2023:

	Remaining Useful life in Years	December 31, 2023 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	March 31, 2024 (A+B-C-D)
Market related intangible assets	6.62 Years	$65,216	$-	$2,540	$-	$62,676
Customer relationships	8.62 Years	56,775	-	1,687	-	55,088
Developed technology	5.62 Years	3,599,754	-	152,628	-	3,447,126
Total intangible assets		$3,721,745	$-	$156,855	$-	$3,564,890

	Remaining Useful life in Years	December 31, 2022 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	December 31, 2023 (A+B-C-D)
Market related intangible assets	6.87 Years	$2,066,918	$-	$136,034	1,865,668	$65,216
Customer relationships	8.87 Years	1,974,795	-	103,225	1,814,795	56,775
Developed technology	5.87 Years	6,579,374	-	960,619	2,019,001	3,599,754
Total intangible assets		$10,621,087	$-	$1,199,878	5,699,464	$3,721,745

During the three months ended March 31, 2023, amortization expense and impairment of finite lived intangible assets were $354,911 and $0 respectively.

Note 5. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	March 31, 2024	December 31, 2023
Commercial real estate loans receivable, gross	$401,564	$404,577
Allowance for credit losses	(9,081)	(10,723)
Commercial real estate loans receivable, net	392,483	393,854
Current portion	(12,620)	(12,391)
Noncurrent portion	$379,863	$381,463

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed to be sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the loan portfolio. The Company’s estimated the allowance for credit losses on the reporting date in accordance with the credit loss policy described in Note 2 to the unaudited condensed consolidated financial statements.

The allowance for credit losses consists of the following activity for the three months ended March 31, 2024 and three months ended March 31, 2023:

	March 31, 2024	March 31, 2023
Allowance for credit losses
Beginning balance	$10,723	$21,488
Cumulative effect from adoption of CECL	-	14,980
Charge-offs	-	-
Recoveries	-	(15,390)
Benefit	(1,642)	-
Ending balance	$9,081	$21,078

Loans receivable:
Individually evaluated for an allowance for credit loss	$-	$-
Collectively evaluated for an allowance for credit loss	401,564	413,292
	$401,564	$413,292
Allowance for credit losses:
Individually evaluated for an allowance for credit loss	$-	$-
Collectively evaluated for an allowance for credit loss	9,081	21,078
	$9,081	$21,078

On March 31, 2024 and December 31, 2023, no loans were past due or classified as non-accrual.

Credit quality of loans:

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. The Company continuously evaluates the credit quality of each indemnified loan by assessing the risk factors and assigning a risk rating based on a variety of factors. The detailed breakdown of risk factors described in Note 6 to the unaudited condensed consolidated financial statements.

The carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating is as follows:

Risk rating	March 31, 2024	December 31, 2023
4	$401,564	$404,577
Grand total	$401,564	$404,577

Note 6. Indemnification Liability

As discussed at Note 8 to the unaudited condensed consolidated financial statements, and pursuant to the Commercial Alliance Agreement with PCCU, PCCU funds loans through a third-party vendor. SHF earns the associated interest and pays PCCU a loan hosting payment at an annual rate of 0.35% of the outstanding loan principal funded and serviced by PCCU and 0.25% of the outstanding loan principle serviced by SHF. The below schedule details outstanding amounts funded by PCCU and categorized as either collateralized loans or unsecured loans and lines of credit.

	March 31, 2024	December 31, 2023
Secured term loans	$57,737,288	$55,215,013
Unsecured loans and lines of credit	431,640	431,640
Total loans funded by PCCU	$58,168,928	$55,646,653

Secured loans contained an interest rate ranging from 7.35% to 15.25%. Unsecured loans and lines of credit contain variable rates ranging from Prime +1.50% to Prime +6.00%. Unsecured lines of credit had incremental availability of $525,000 and $996,958 on March 31, 2024 and December 31, 2023.

SHF has agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date. The Company’s estimated indemnity liability on the reporting date was calculated in accordance with the allowance for credit loss policy described in Note 2 to the unaudited condensed consolidated financial statements.

The indemnity liability activity are as follows:

	Three Months ended March 31, 2024	Three Months ended March 31, 2023
Beginning balance	$1,382,408	$499,465
Cumulative effect from adoption of CECL	-	566,341
Charge-offs	-	-
Recoveries	-	-
(Benefit)/ Provision	(67,145)	82,026
Ending balance	$1,315,263	$1,147,832

As of March 31, 2024, all loans within the Company’s portfolio were current and performing. This is in contrast to the situation as of December 31, 2023, when one loan was under nonaccrual status. The Company successfully negotiated an amendment agreement on December 29, 2023, which brought this loan back to current status through the payment of all overdue amounts. Under the terms of the amendment, the loan’s maturity date was extended to November 1, 2024. Interest income from this loan is now recognized on a cash basis. Given that the loan was delinquent for over 300 days, it has been incorporated into the Company’s Current Expected Credit Losses (CECL) methodology, which aids in estimating credit losses for this particular loan and the overall loan portfolio collectively.

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

The carrying value, excluding the CECL Reserve, of the Company’s indemnified loans held at carrying value within each risk rating is as follows:

Risk rating	March 31, 2024	December 31, 2023
3	$9,988,588	$10,100,000
4	3,425,158	3,431,640
5	30,553,007	28,115,013
6	10,900,000	10,900,000
7	-	3,100,000
8	3,302,175	-
Grand total	$58,168,928	$55,646,653

The provision for credit losses on the statement of operations consists of the following activity for the period ended March 31, 2024 and March 31, 2023:

	March 31, 2024			March 31, 2023
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$(1,642)	(67,145)	(68,787)	$(15,390)	82,056	66,666

Note 7. Property and Equipment, Net

Property and equipment consist of the following:

	March 31, 2024	December 31, 2023
Equipment	$45,397	$45,397
Software	51,692	51,692
Improvement	71,635	71,635
Office furniture	215,504	215,504
	384,228	384,228
Less: accumulated depreciation	(338,862)	(300,008)
Property and equipment, net	$45,366	$84,220

Note 8. Related Party Transactions

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

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits:

	March 31, 2024 (Unaudited)	December 31, 2023 (Unaudited)
CRB related deposits	$106,692,488	$129,350,998
Capacity at 60%	64,015,493	77,610,599
PCCU net worth	83,739,916	81,087,746
Capacity at 1.3125	109,908,640	106,670,306
Limiting capacity	64,015,493	77,610,599
PCCU loans funded	57,737,287	55,660,039
Amounts available under lines of credit	775,000	525,000
Incremental capacity	$5,503,206	$21,425,560

The revenue from the PCCU Agreements recognized in the statements of operations consists of the following for the three months ended March 31, 2024, and March 31, 2023:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Account servicing agreement	$-	$3,261,284
Commercial alliance agreement	3,585,856	-
Total	$3,585,856	$3,261,284

The operating expense from the PCCU Agreements recognized in the statements of operations consists of the following for the three months ended March 31, 2024, and March 31, 2023:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Support services agreement	$-	$378,730
Loan servicing agreement	-	11,929
Commercial alliance agreement	300,261	-
Total	$300,261	$390,659

Issuance of shares to PCCU

On March 29, 2023, the Company and PCCU entered into the following definitive transaction documents to settle and restructure the deferred obligation:

●	A five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company.

●	A Securities Issuance Agreement, pursuant to which the Company issued 11,200,000 shares of the Company’s Class A Common Stock to PCCU. Following the issuance of the Shares, PCCU own 46.39% of the outstanding Class A Common Stock. In connection with the Securities Issuance Agreement, the parties also entered into a Registration Rights Agreement and a Lock-Up Agreement.

●	The Registration Rights Agreement requires the Company to register the Shares for resale pursuant to the Securities Act of 1933, as amended (the “Securities Act”); and the Lock-Up Agreement restricts PCCU from transferring the Shares until the earlier of (i) six (6) months after the date of the Securities Issuance Documents or (ii) the consummation of a transaction with an unaffiliated third party in which all of the Company’s stockholders have the right to exchange their shares of Class A Common Stock for cash, securities, or other property; and

●	A Commercial Alliance Agreement that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU which supersedes the Loan Servicing Agreement, as well as the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement.

The outstanding balances associated with the PCCU disclosed in the balance sheet are as follows:

	March 31, 2024	December 31, 2023
Accounts receivable	$1,111,390	$2,095,320
Accounts payable	125,693	577,315
Senior Secured Promissory Note (Refer to Note 9 to the unaudited condensed consolidated financial statements)	13,270,622	14,011,166

Of the $5.6 million and $8.6 million of cash and cash equivalents on March 31, 2024 and December 31, 2023, $5 million and $4.6 million of the cash and cash equivalents were held in deposit accounts at PCCU as a related party.

Note 9. Senior Secured Promissory Note

	March 31, 2024	December 31, 2023
Senior Secured Promissory Note (Current)	$3,028,738	$3,006,991
Senior Secured Promissory Note (long term)	10,241,884	11,004,175
	$13,270,622	$14,011,166

On March 29, 2023, the Company and PCCU entered into definitive transaction documents to settle and restructure the deferred obligation related to business Combination under which the Company has issued the five-year Senior Secured Promissory Note (the “Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company.

The Note amount will be paid in 54 installments of principal and interest of $295,487 each starting from November 5, 2023 and for the period between March 29, 2023, to October 05, 2023, the Company has paid the interest portion.

The repayment schedule of the outstanding principal amount on March 31, 2024, is as follows:

Year of payment
2024	$2,266,449
2025	3,138,931
2026	3,274,966
2027	3,416,896
2028	1,173,380
Grand total	$13,270,622

Note 10. Leases

The Company has non-cancellable operating leases for facility space with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms between one to seven years and may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of March 31, 2024, and December 31, 2023, net assets recorded under operating leases were $820,777 and $859,861 on, respectively, and net lease liabilities were $978,461 and $1,007,993, respectively.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the three months ended March 31, 2024 and March 31, 2023, included in Unaudited Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Operating lease cost	$-	$-
Short-term lease cost	69,437	87,742
Total Lease Cost	$69,437	$87,742

	March 31, 2024	December 31, 2023
ROU assets that are related to lease properties are presented as follows:
Beginning balance	$859,861	$1,016,198
Additions to right-of-use assets	-	-
Amortization charge for the period	(39,084)	(156,337)
Lease modifications	-	-
Ending balance	$820,777	$859,861

Further information related to leases is as follows:
Weighted-average remaining lease term	3.17 Years	3.42 Years
Weighted-average discount rate	6.87%	6.87%

Future minimum lease payments as of March 31, 2024, and December 31, 2023, are as follows:

Year
2024	$151,111	$197,520
2025	217,925	217,925
2026	222,275	222,275
2027	226,705	226,705
2028	231,216	231,216
Thereafter	117,710	117,710
Total future minimum lease payments	$1,166,942	$1,213,351
Less: Imputed interest	188,481	205,358
Operating lease liabilities	978,461	1,007,993
Less: Current portion	142,863	132,546
Non-current portion of lease liabilities	$835,598	$875,447

Note 11. Revenue

Disaggregated revenue

Revenue by type are as follows:

	Three months ended March 31
	2024	2023
Deposit, activity, onboarding income	$1,620,994	$2,245,831
Safe Harbor Program income	19,230	51,103
Investment income	773,819	1,417,152
Loan interest income	1,636,756	466,293
Total Revenue	$4,050,799	$4,180,379

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

Under our Commercial Alliance Agreement, we are obligated to remit 25% of the investment hosting fees to PCCU based on this income which is classified as “General and Administrative Expenses” in the Consolidated Statements of Operations. In 2024, PCCU’s contributions to the Company’s revenues included $1,217,675 from deposits, activities, and client onboarding, $731,425 from investment income, and $1,636,756 from loan interest income. The associated expenses for these revenues were $104,259 for account hosting, $160,101 for investment hosting fees, and $35,901 for loan servicing fees, all in accordance with the Loan Servicing Agreement and the Commercial Alliance Agreement, classified as “General and Administrative Expenses” in the Consolidated Statements of Operations. In first quarter March 2023, contributed to the Company’s revenues with $2,245,831 from deposits, activities, and client onboarding, $1,417,152 from investment income, and $466,293 from loan interest income. The related expenses for these revenue streams were $55,425 for account hosting, $323,305 for investment hosting fees, and $11,929 for loan servicing fees, all in compliance with the Loan Servicing Agreement, classified as “General and Administrative Expenses” in the Consolidated Statements of Operations.

Note 12. Deferred Underwriter Fee

In connection with the business combination, the Company executed a note on September 28, 2022 with EF Hutton related to PIPE financing under which the Company was obligated to pay the principal sum of $2,166,250 on the following schedule: (i) $715,750 on October 14, 2022, and (ii) $362,625 on each of October 31, 2022, November 30, 2022, December 31, 2022, and January 31, 2023.

The Company made the payment of its first installment of $715,750 and defaulted on the remaining outstanding amounts. The outstanding balance of the note on December 31, 2022 was $1,450,500. On March 13, 2023, the Company and EF Hutton entered into a settlement agreement pursuant to which the Company paid $550,000 to EF Hutton in full settlement of the amount due and the difference of $900,500 has been accounted for in the “Unaudited Condensed Consolidated Statements of Stockholders’ Equity.”

Note 13. Commitments and contingencies

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

Note 14. Earnings Per Share

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

For the three month period ended March 31	2024	2023
Net Income/ (loss)	$2,049,676	$(1,413,447)
Weighted average shares outstanding – basic	55,213,609	25,670,730
Basic net income/ (loss) per share	$0.04	$(0.06)
Weighted average shares outstanding – diluted	56,268,075	25,670,730
Diluted net income/ (loss) per share	$0.04	$(0.06)

	Three months ended March 31
Weighted average shares calculation - basic	2024	2023
Company public shares	3,926,598	3,926,598
Company initial stockholders	3,403,175	3,403,175
PCCU stockholders	22,586,139	11,759,472
Shares issued for abaca acquisition	7,935,800	2,099,977
Restricted stock units issued	1,308,089	566,755
Conversion of preferred stock	16,053,808	3,914,753
Grand total	55,213,609	25,670,730

	Three months ended March 31
Weighted average shares calculation - diluted	2024	2023
Shares used in computation of basic earnings per share	55,213,609	-
Shares to be issued to Abaca shareholders	750,000	-
Share based payments	215,666	-
Conversion of preferred stock	88,800	-
Grand total	56,268,075	-

Certain share-based equity awards and warrants were excluded from the computation of dilutive earnings/ (loss) per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

	March 31, 2024	March 31, 2023
Warrants	12,036,588	7,036,588
Share based payments	2,284,080	2,775,655
Shares to be issued to Abaca shareholders	-	6,433,839
Conversion of preferred stock	-	10,896,000
Grand total	14,320,668	27,142,082

The holders of Series A Convertible preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series A Convertible preferred stock equal (on an as-if-converted-to-Class-A-common stock basis) to and in the same form as dividends actually paid on shares of the Class A common stock when, as and if such dividends are paid on shares of the Class A common stock. No other dividends shall be paid on shares of Series A convertible preferred stock.

Note 15. Forward Purchase Agreement

On June 16, 2022, the Company entered into a Forward Purchase Agreement with Midtown East Management NL, LLC (“Midtown East”). Subsequent to entering into the Forward Purchase Agreement, the Company and Midtown East entered into assignment and novation agreements with Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”), pursuant to which Midtown East assigned its obligations as to 1,666,666 shares of the shares of Class A Stock to be purchased under the Forward Purchase Agreement to each of Verdun and Vellar. As contemplated by the Forward Purchase Agreement:

●	Prior to the closing, Midtown East, Verdun and Vellar purchased approximately 3.8 million shares of Class A common stock directly from investors at market price in the public market. Midtown East and other counter parties waived their redemption rights with respect to the acquired shares;

●	One business day following the closing, the Company paid approximately $39.3 million from the cash held in its trust account to Midtown East; Verdun and Vellar for the shares purchased and approximately $0.3 million in related expense amounts.

●	At the Maturity Date, Midtown East, Verdun and Vellar shall be entitled to (1) the product of the shares then held by them multiplied by the Forward Price, and (2) an amount, in cash or shares at the sole discretion of the Company, equal to (a) in the case of cash, the product of (i)(x) 3.8 million shares less (y) the number of Terminated Shares and (ii) $2.00 (the “Maturity Cash Consideration”) and (b) in the case of shares, (i) the Maturity Cash Consideration divided by (ii) the VWAP Price for the 30 Scheduled Trading Days prior to the Maturity Date.

●	At any time prior to the Maturity Date (defined as the earlier of i) the third anniversary of the Closing of the Business Combination, ii) the shares are delisted from The Nasdaq Stock Market or (iii) during any 30 consecutive Scheduled Trading Day-period following the closing of the Business Combination, the Volume Weighted Average Share Price (VWAP) Price for 20 Scheduled Trading Days during such period shall be less than $3.00 per share), Midtown East, Verdun and Vellar may elect an optional early termination to sell some or all of the shares (the “Terminated Shares”) of Class A Stock in the open market. If Midtown East, Verdun and Vellar sell any shares prior to the Maturity Date, the pro-rata portion of the Reset Price will be released from the escrow account and paid to SHF. Midtown East, Verdun and Vellar shall retain any proceeds in excess of the Reset Price that is paid to SHF.

●	In 2022, an agreement was reached among the Company, its common shareholders, and preferred investors, leading to a reduction in the make-whole price to $1.25 per share. This reset resulted in a significant decrease in the FPA receivable, from $37.9 million as of September 30, 2022, to $4.6 million. During the year 2023 and the first quarter of 2024, there were no share transactions by FPA holders, and management identified no additional impacts on the FPA receivable’s value on December 31, 2023 and March 31, 2024.

The reconciliation statement of the Class A common stock held by the parties are as follows:

		As at December 31, 2023		Shares sold during the three months ended March 31, 2024		As at March 31, 2024
S.no	Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
1	Vellar	971,204	$1,214,005	-	$-	971,204	1.25	$1,214,005
2	Midtown East	1,517,924	1,897,405	-	-	1,517,924	1.25	1,897,405
3	Verdun	1,178,249	1,472,811	-	-	1,178,249	1.25	1,472,811
Grand total		3,667,377	$4,584,221	-	$-	3,667,377		$4,584,221

Note 16. Warrant Liabilities

Public and Private Placement Warrants

As of March 31, 2024, and December 31, 2023, the Company has 5,750,000 Public warrants and 264,088 Private Placement Warrants.

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

PIPE Warrants

As of March 31, 2024 and December 31, 2023, the Company has 1,022,500 PIPE Warrants.

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

Abaca Warrants

As of March 31,2024, and December 31, 2023, the Company has 5,000,000 Abaca warrants.

The Abaca 5,000,000 warrants have an exercise price of $2.00 per share of Class A common stock to be paid in cash. An Abaca Warrant may be exercised only during the period commencing 1 year of the Effective Date and terminating five (5) years from the effective date of the registration statement. The Company may, in its sole discretion, settle the Abaca Warrant when exercised, in whole or in part, in cash in lieu of issuing shares of common stock underlying the Warrant. The Company may elect to pay the Registered Holder in cash in the amount equal to the difference between the fair market value of the Company’s Class A common stock on the date of exercise and the warrant price ($2.00) multiplied by the number of shares of Class A common stock. The Company commits to promptly registering shares of Class A common stock issued upon Abaca Warrant exercises if required by law, ensuring these shares can be sold without restrictions. This registration must be filed within 45 days of receiving a notification of such a requirement, with failure to do so constituting a default. The Company will endeavor to keep the registration effective until the Warrants expire. If the registration isn’t effective within one year, Abaca Warrant holders may exercise their Warrants on a cashless basis, receiving shares based on a defined fair market value calculation. This process aims to facilitate the straightforward and lawful exercise of the Abaca Warrants, ensuring the shares issued are readily tradable without the need for restrictive legends.

Note 17. Financial Instruments

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

Private Placement Warrants:

Private Placement Warrants are recorded at fair value on a recurring basis. In the first quarter of 2024, the Company internally assessed the value of these derivatives with Level 3 inputs, which are derived from Black-Scholes model. This is a change from the first quarter of 2023, when the valuation was based on third-party reports, also utilizing Level 3 inputs for these derivatives. Management believes that this change was necessary to enhance the precision and control over the valuation process, allowing for a more tailored and responsive approach to the unique characteristics of the derivatives and the evolving market conditions.

PIPE Warrants:

PIPE Warrants are recorded at fair value on a recurring basis. In the first quarter of 2024, the Company internally assessed the value of these derivatives with Level 3 inputs, which are derived from Black-Scholes model. This is a change the first quarter of 2023, when the valuation was based on third-party reports, also utilizing Level 3 inputs for these derivatives. Management believes that this change was necessary to enhance the precision and control over the valuation process, allowing for a more tailored and responsive approach to the unique characteristics of the derivatives and the evolving market conditions.

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

Forward Purchase Option Derivatives:

Forward purchase option derivatives are recorded at fair value on a recurring basis. In 2022, the Company values these derivatives based on third party reports for Level 3 inputs. In 2023 and 2024, no significant risk factor changes affecting FPA derivative values were noted.

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
PIPE warrants	$189,220	-	189,220	$273,124	-	273,124
Public warrants	$430,675	430,675	-	$481,850	481,850	-
Private placement warrants	$20,315	-	20,315	$25,070	-	25,070
Abaca warrant	$2,268,432	-	2,268,432	$3,384,085	-	3,384,085
Forward purchase derivative liability	$7,309,580	-	7,309,580	$7,309,580	-	7,309,580
Third anniversary payment consideration	$594,000	-	594,000	$810,000	-	810,000

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

There were no assets or liabilities recorded at fair value on a nonrecurring basis for the period ended March 31, 2024 and March 31, 2023.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on March 31, 2024
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,626,362	$5,626,362	$5,626,362	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	392,483	362,671			362,671
Liabilities
Deferred consideration	2,921,257	2,921,257	2,921,257	-	-
Senior Secured Promissory note	13,270,622	12,137,875	-	-	12,137,875
Indemnity liability	1,315,263	1,315,263	1,315,263	-	-
Public warrants	430,675	430,675	430,675	-	-
Private placement warrants	20,315	20,315	-	-	20,315
PIPE Warrants	189,220	189,220	-	-	189,220
Abaca Warrants	2,268,432	2,268,432	-	-	2,268,432
Third anniversary payment consideration	594,000	594,000	-	-	594,000
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

	As on December 31, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,888,769	$4,888,769	$4,888,769	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	330,579	363,561	-	-	363,561
Liabilities
Deferred consideration	2,889,792	2,889,792	2,889,792	-	-
Senior secured promissory note	14,011,166	12,750,204	-	-	12,750,204
Public warrants	481,850	481,850	481,850	-	-
Private placement warrants	25,070	25,070	-	-	25,070
PIPE warrants	273,124	273,124	-	-	273,124
Abaca warrants	3,384,085	3,384,085	-	-	3,384,085
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580
Third anniversary payment consideration	810,000	810,000	-	-	810,000

The change in the assets measured at fair value on a recurring basis for which the Company have utilized Level 3 inputs to determine fair value are presented in the following table:

	For the period ended March 31, 2024
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third Anniversary Payment Consideration	Forward Purchase Derivative
Balance at the beginning of the period	$273,124	$3,384,085	$25,070	$810,000	$7,309,580
Issued to Abaca shareholders	-	-	-	-	-
Fair value adjustment	(83,904)	(1,115,653)	(4,755)	(216,000)	-
Balance at the end of the period	$189,220	$2,268,432	$20,315	$594,000	$7,309,580

	For the period ended March 31, 2023
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third Anniversary Payment Consideration	Forward Purchase Derivative
Balance at the beginning of the period	$286,300	$-	$19,110	$-	$7,309,580
Fair value adjustment	(211,538)	-	(11,157)	-	-
Balance at the end of the period	$74,762	$-	$7,953	$-	$7,309,580

As of March 31, 2024 and on December 31, 2023, the valuation of private placement warrants, PIPE warrants, and Abaca warrants was carried out using the Black-Scholes model, while the fair value of the Abaca third anniversary payment consideration was determined using the Black Scholes Merton Option pricing model. Contrastingly, in the first quarter of 2023, the fair value assessments for both the private placement warrants and PIPE warrants were conducted using the Black-Scholes model and the Black Scholes-Merton model, respectively. Management believes that the change in method for PIPE warrants was necessary to enhance the precision and control over the valuation process, allowing for a more tailored and responsive approach to the unique characteristics of the derivatives and the evolving market conditions. As of March 31, 2024 and December 31, 2023, these warrants were valued for Level 3 inputs, which are based on observable data to value these derivatives.

As of December 31, 2023, the Company assessed the fair value of its forward purchase agreement (FPA) derivative utilizing a Monte Carlo Simulation within a risk-neutral setting, which is a particular instance of the Income Approach, based on calculations from December 31, 2022. Throughout the first quarters of both 2023 and 2024, there were no notable alterations in risk factors that would impact the valuation of the FPA derivative. Consequently, management retained the December 31, 2022, valuation for December 31, 2023 and March 31, 2024. The Company will continue to monitor the fair value of the forward option derivative each reporting period with subsequent revisions to be recorded in the Statements of Operations.

During the first quarters of both 2023 and 2024, there were no changes in the classification of financial instruments within Level 2 and Level 3 of the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants and public warrants as of their measurement dates:

		March 31, 2024			December 31, 2023
	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants
Exercise price	$5	11.5	-	2	$5	11.5	-	2
Share Price	$0.97	0.97	0.97	0.97	$1.42	1.42	1.42	1.42
Expected term (years)	3.49	3.49	1.51	4.57	3.74	3.74	1.76	4.84
Volatility	76.00%	76.00%	76.00%	76.00%	62.95%	62.95%	62.95%	62.95
Risk-free rate	4.26%	4.26%	4.26%	4.36%	4.25%	4.25%	4.25%	4.25

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase derivatives as of their measurement dates on March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Reset Price	$1.25	$1.25
Expected term (years)	1.49	1.74
Additional Maturity Consideration per share	$2.00	$2.00
Volatility	46%	46%
Risk-free rate	4.2%	4.2%
Risk-adjusted discount rate	13.4%	13.4%

Note 18. Tax

For the three months ended March 31, 2024, the Company recorded income tax benefit of $438,885 for continuing operations. The effective tax rate of 28.14% for the three months ended March 31, 2024, varied from the statutory United States federal income tax rate of 21.0% primarily because of state income taxes, net of the federal benefit, and adjustments to the fair market value of warrant liabilities. The Company has net deferred tax assets of $44,278,374 and $43,829,019 as of March 31, 2024, and December 31, 2023, respectively. The Company considers their deferred tax assets to be realizable and has not established a valuation allowance, as it is considered more likely than not that the Company will utilize deferred tax assets in future periods through future taxable income.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both March 31, 2024, and December 31, 2023, the Company has no unrecognized income tax benefits.

Note 19. 401(k) Plan

The Company offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation. The Company’s consolidated matching contributions for the three months ended March 31, 2024, amounting to $35,233, and March 31, 2023, amounting to $20,663, respectively.

Note 20. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2024, there were 111 Class A preferred shares issued and outstanding and 1,101 preferred shares issued and outstanding on December 31, 2023. The holders of preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal(on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $ 10.00 per share of Class A Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $2.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price. Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders, the stockholders approved a reduction in the floor conversion price of the outstanding preferred stock from $ 2.00 per share to $ 1.25 per share.

Common Stock

The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 55,431,001 and 54,563,372 shares of Class A Common Stock issued or outstanding. As of March 31, 2024 and December 31, 2023, 3,667,377 Class A Common Stock are held by the purchasers under forward purchase agreement dated June 16, 2022, by and among the Company and such purchasers.

2022 Equity Incentive Plan

Share-based compensation expense recognized for the three months ended March 31, 2024 and March 31, 2023 totaled $0.6 million and $1.6 million, respectively.

The 2022 Plan was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the three months ended March 31, 2024 and March 31, 2023. In conjunction with the 2024 Plan, as of March 31, 2024, the Company had granted stock options and restricted stock units which are described in more detail below.

Stock Options

Stock options are awarded to encourage ownership of the Company’s Class A common stock by employees and to provide increased incentive for employees to render services and to exert maximum effort for the success of the Company. The Company’s incentive stock options generally permit net-share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the administrator (person appointed by board to administer the stock plans) of the applicable plan. The Company’s stock options generally have a 10-year contractual term.

The assumptions used to determine the fair value of options granted in the three months ended March 31, 2024, using the Black-Scholes-Merton model are as follows:

Dividend yield	0%
Risk-free interest rate	3.62 % to 4.23%
Expected volatility (weighted-average and range, if applicable)	100%
Expected term	6 to 6.5 years

The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The shares of the Company were listed on the stock exchange for a limited period of the time and the share price has also dropped significantly from the date of listing. Based on these factors Management has considered the expected volatility at 100% for the current period. The risk-free interest rate used is the current yield on US Treasury notes with a term equal to the expected term of the options at the grant date. The expected dividend yield is based on annualized dividends on the underlying share during the expected term of the option.

A summary of the Company’s stock option activities and related information for the three months ended March 31, 2024 is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2023	2,286,010	$5.43	1.65
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(1,930)	1.56	-
March 31, 2024	2,284,080	$5.43	1.40

A summary of the Company’s stock option activities and related information for the three months ended March 31, 2023 is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2022	2,170,000	$3.53	2.02
Granted	336,730	1.03	2.76
Exercised	-	-	-
Expired	-	-
Cancelled / Forfeited	(64,875)	3.13	-
March 31, 2023	2,441,855	$3.20	2.39

The following options were outstanding at their respective exercise price:

Exercise price options outstanding	March 31, 2024	March 31, 2023
$1.56	374,580	359,355
$2.58	350,000	350,000
$4.00	309,500	482,500
$6.67	1,250,000	1,250,000
Total	2,284,080	2,441,855

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the three months ended March 31, 2024 is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2023	323,500	$1.31	2.00
Granted	-	-	-
Vested	(107,833)	1.31	-
Expired	-	-	-
Cancelled / Forfeited	-	-	-
March 31, 2024	215,667	$1.31	1.75

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2022	-	$-	-
Granted	963,528	1.31	2.76
Vested	-	-	-
Expired	-	-	-
Cancelled / Forfeited	-	-	-
March 31, 2023	963,528	$1.31	2.76

The following RSU were outstanding at their respective vest price:

Vest price RSU outstanding	March 31, 2024	March 31, 2023
$1.31	215,667	963,528
Total	215,667	963,528

Note 21. Subsequent events

On April 5, 2024, the Company received a letter from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the last 30 consecutive business days, the Company did not maintain a minimum closing bid price of $1.00 per share for its common stock, as required by Nasdaq Marketplace Rule 5550(a)(2). The Company has been granted a period of 180 days, ending on October 2, 2024, to regain compliance with this requirement. If the Company does not regain compliance by October 2, 2024, the Company may be eligible for second compliance period for up to an additional 180 days. In connection with any extension periods, if it appears that the Company will not be able to regain compliance with Nasdaq Marketplace Rule 5550(a)(2), or if the Company is not otherwise eligible, the Nasdaq staff will provide notice to the Company that its securities will be subject to delisting. At that time, the Company may appeal any such delisting determination to a Hearings Panel. If the Company’s Class A common stock maintains a closing bid price of at least $1.00 for 10 consecutive business days at any point before the deadline, Nasdaq will confirm compliance, and the matter will be resolved. The Company’s Class A common stock will continue to be listed and traded on The Nasdaq Capital Market under the symbol “SHFS” during this period. There is no assurance that the Company will achieve compliance within the given timeframe or maintain compliance with other Nasdaq Listing Rules thereafter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this section to “we,” “us,” or “our” refer to SHF Holdings, Inc (herein referred to as the “Company”). References to “management” refer to our officers and board of managers. The following discussion and analysis of our financial performance and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements.

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

Key Metrics

In addition to the measures presented in our condensed unaudited consolidated financial statements, our management regularly monitors certain measures in the operation of our business. These key metrics are discussed below.

Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income before taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net income (the most directly comparable U.S. GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.

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

EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are as follows:

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

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net loss and our other U.S. GAAP results.

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2024	2023
Net income/(loss)	$2,049,676	$(1,413,447)
Interest expense	154,172	643,260
Depreciation and amortization	195,709	396,314
Taxes	(438,885)	(609,277)
EBITDA	$1,960,672	$(983,150)

Other adjustments –
(Benefit)/ Provision for credit losses	(68,787)	66,666
Change in the fair value of warrants	(1,255,487)	(433,148)
Change in the fair value of deferred consideration	(184,535)	190,943
Stock based compensation	612,124	1,570,782
Loan origination fees and costs	23,373	(2,175)
Adjusted EBITDA	$1,087,360	$409,918

For the period ended March 31, 2024, our EBITDA income improved primarily as a result of lower General and Administrative expenses and reduced stock-based compensation. Additionally, the increase in adjusted EBITDA income during this period was mainly attributed to the decrease in General and Administrative expenses. This reduction was driven by lower investment hosting fees, decreased amortization and depreciation expenses, and reduced business insurance costs. Additionally, there were decreases in compensation, employee benefits, marketing expenses, and other insurance costs. These factors contributing to our financial performance are further discussed in the “Discussion of our Results of Operations” section below. Other adjustments include estimated future credit losses not yet realized, including amounts indemnified to PCCU for loans funded by them. The Company had entered into a Commercial alliance agreement with PCCU, pursuant to which the Company agreed to indemnify PCCU for claims associated with CRB activities including any loan default related losses for loans funded by PCCU. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

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

Three months Ended March 31		2024	2023	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$135,467,105	222,857,256	(87,390,151)	-39.21%
Account fees	(2)	$1,303,133	2,120,187	(817,054)	-38.54%
Average active accounts	(3)	744	1,018	(274)	-26.88%
Average account balance	(4)	$181,998	218,917	(36,919)	-16.86%
Average fees per account	(4)	$1,751	2,083	(332)	-15.95%

(1)	Represents the average of monthly ending account balances

(2)	Reported account activity fee revenue

(3)	Represents the average of monthly ending active accounts

(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

For the period ending March 31, 2024, there was a decline in the average number of accounts and fees compared to the previous period, primarily due to a decrease in clientele following the termination of an agreement with the Central Bank. We expect this trend to shift as we lead with our lending program typically requiring borrowers to place deposits with financial institutions with which we have relationships.

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

Operating expenses

Operating expenses consist of compensation and benefits, professional services, rent expense, provisions for credit losses and other general and administrative expenses.

Compensation and benefits consist of employee wages and associated benefits while professional services consist of legal, general consulting and accounting fees.

The Company reports a provision for credit losses both as it relates to loans funded internally and those carried by PCCU or other financial institutions. The Company indemnifies PCCU and other financial institutions for losses on loans to borrowers sourced by the Company and funded by PCCU and other financial institutions. The Company anticipates comparable arrangements with other financial institutions that fund loans to borrowers sourced by the Company.

Other general and administrative expenses consist of various miscellaneous items including account hosting fees, insurance expense, advertising and marketing, travel meals and entertainment and other office and operating expense.

Discussion of our Results of Operations —2024 Compared to 2023 (Three Months Ended March 31)

Revenue

Three Months Ended March 31,	2024	2023	Change ($)	Change (%)
Deposit, activity, onboarding income	$1,620,994	$2,245,831	(624,837)	(27.82)%
Safe Harbor Program income	19,230	51,103	(31,873)	(62.37)%
Investment income	773,819	1,417,152	(643,333)	(45.40)%
Loan interest income	1,636,756	466,293	1,170,463	251.01%
Total Revenue	$4,050,799	$4,180,379	(129,580)	(3.10)%

Account fee income consists of deposit account fees, activity fees and onboarding income. We receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis.

The decrease in deposit, activity and onboarding income was primarily attributable to the decrease in the number of accounts related to the Abaca acquisition. In period ended March 2024, PCCU accounted for $1,217,675 of the revenue generated from deposits, activities, and client onboarding. Related to this revenue, the Company recognized $104,259 in account hosting expenses, in accordance with the Commercial Alliance Agreement. In period ended March 2023, PCCU contributed $1,377,839 to the revenue from similar sources, with account hosting expenses amounting to $55,425 as per the Loan Servicing Agreement provisions. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

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

We have agreements with PCCU (related party) and Five Star Bank (FSB) where our financial institution clients pay us interest on the daily account balance as per the rates in the agreements. Under our Commercial Alliance Agreement with PCCU, we pay 25% of the investment income as a hosting fee based on this income. In period ended March 2024, the income derived from investment income associated with PCCU totaled $731,425. In relation to this income, the Company incurred $160,101 in investment hosting fees, consistent with the stipulations of the Commercial Alliance Agreement. In period ended March 2023, PCCU’s contribution to investment income amounted to $1,417,152, against which the Company recorded investment hosting fees of $323,305, as governed by the terms of the Loan Servicing Agreement. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

We had a Loan Servicing Agreement with PCCU (related party) where our financial institution carries the loan balances on their financial statement; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. The loan interest income reflects our share of loan interest on issued loans. We are obligated to pay 0.35% on the total outstanding principal of each loan that is funded and serviced by PCCU. Loan interest earned on the Company’s direct loans and the indemnified loans grew as the Company increased its focus on lending. For the quarter ended March 31, 2024, SHF serviced twenty two loans, as compared to eight loans in the quarter ended March 31, 2023. In quarter ended March 2024, the Company recognized $1,636,756 in loan interest income attributable to PCCU activities. Related expenses for this income included $35,901 in loan servicing fees, in compliance with both the Loan Servicing Agreement and the Commercial Alliance Agreement. In quarter ended March 2023, loan interest income from PCCU operations amounted to $466,293, with associated loan servicing fees totaling $11,929, pursuant to the same agreements. These expenses were categorized under” General and administrative expenses” in the Consolidated Statements of Operations.

Operating expenses

Three months Ended March 31,	2024	2023	Change ($)	Change (%)
Compensation and employee benefits	$2,280,038	$3,659,520	$(1,379,482)	(37.70)%
General and administrative expenses	984,220	1,538,874	(554,654)	(36.04)%
Professional services	460,950	449,246	11,704	2.61%
Rent expense	69,437	87,742	(18,305)	(20.86)%
(Benefit)/provision for credit losses	(68,787)	66,666	(135,453)	(203.18)%
Total operating expenses	$3,725,858	$5,802,048	$(2,076,190)	(35.78)%

Compensation and employee benefits decreased on account of stock-based compensation and also the decrease in the head count.

Rent expenses has been decreased due to reduction in the number of lease properties.

(Benefit)/ Provision for credit losses has decreased due to decrease in the loss rate.

General and administrative expenses decreased across various categories including: (i) approximately $163,204 in investment hosting fees, (ii) approximately $54,169 in advertising and marketing, (iii) $198,056 in amortization and depreciation, and (iv) $46,378 in business insurance.

Financial Condition

Cash and cash equivalents

Cash and cash equivalents totaled $5,626,362 and $4,888,769 as of March 31, 2024 and December 31, 2023, respectively.

Cash flows

For the three months ended March 31, 2024, the Company generated $1,475,123 in cash from operations, compared to cash used of $232,040 for the three months ended March 31, 2023. This improvement was mainly due to lower operating expenses and the greater number of performing loans at better rates than the previous period.

For the three months ended March 31, 2024, the Company generated $3,014 in cash from investing activities, compared to $470,597 for the three months ended March 31, 2023. The decrease was primarily due to the repayment of loans by customers in the previous period.

For the three months ended March 31, 2024, the Company used $740,544 in cash for financing activities, compared to zero cash flow in the corresponding period of 2023. This was mainly due to the repayments on the senior secured promissory note during 2024, which was not in place during the three months ended March 31, 2023.

Liquidity and going concern

Liquidity refers to our capacity to fulfill anticipated cash demands, encompassing obligations to settle debt, sustain assets and operations, distribute earnings to shareholders, and cover other typical business expenditures. Our cash outflows predominantly settle towards repaying debt principal and interest, distributing dividends to shareholders, and financing our operational activities. The main contributors to our liquidity are the cash inflows from our operational performance. As of the end of the fiscal year on March 31, 2024, the Company reports no significant commitments to capital investments.

As of March 31, 2024, the Company had $5,626,362 in cash and net working capital of $318,825, as compared to $4,888,769 in cash and net working capital deficit of $135,355 as at December 31, 2023. The retained deficit was $70,386,394 on March 31, 2024, and $71,569,821 on December 31, 2023. The Company has also generated operating income of $324,941 for the period ended March 31, 2024.

For the period ending March 31, 2024, the Company reported positive operating income and net working capital. However, considering the historical data from the four preceding quarters, where the Company experienced negative operating income and negative net working capital, management acknowledges the need to closely evaluate the financial performance in upcoming quarters to mitigate any going concern risks. As of March 31, 2024, due to these historical trends, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

If the Company is not able to sustain its present level of operations, it may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned expansion programs. Any of these actions could materially harm the Company’s business, results of operations and future prospects.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result should the Company not continue as a going concern as a result of this uncertainty

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S GAAP. Preparing unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as disclosure of contingent assets and liabilities. An appreciation of our critical accounting policies is necessary to understand our financial results. In some cases, we could reasonably use different accounting policies and estimates, and changes in our estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates, and our financial condition or results of operations could be affected. We base our estimates on our experience and other assumptions that we believe are reasonable, and we evaluate these estimates on an ongoing basis. We refer to the following accounting estimates as critical accounting estimates, based on their importance to the financial reporting and potential for changes in future periods:

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

Indemnity liability

The indemnification component of the Loan Servicing Agreement is accounted for in accordance with ASC 460 Guarantees, which follows guidance in ASC 326 – Financial Instruments – Credit Losses (ASC Topic 326), for estimating expected credit losses under the current expected credit loss (“CECL”) methodology, presented in the liabilities section in the consolidated balance sheets as an” Indemnity liability”. The Company accounts for the indemnification component of the Commercial Alliance Agreement for claims related to cannabis-related businesses, with a particular emphasis on default-related credit losses. The Company’s indemnity is secondary to other recovery methods like foreclosure or guarantor recourse. Indemnity payments don’t absolve borrowers of their obligations, maintaining PCCU’s rights to recoveries. The indemnification is considered a general loss contingency under ASC 460 due to uncertainties that could lead to losses, resolved by future events. The Company’s liability for indemnity is based on management’s estimation of probable credit losses at the balance sheet date, influenced by individual loan risk ratings and economic assumptions in the estimation model. These risk ratings are re-evaluated quarterly. The indemnity liability for the pooled component is derived from an estimate of expected credit losses primarily using an expected loss methodology that incorporates risk parameters such as probability of default (“PD”) and loss given default (“LGD”) which are derived from internally developed model estimation approaches for smaller homogenous loans. The PD is quantified by analyzing historical data to determine the rate at which loans have defaulted within the portfolio, relative to the total outstanding loans as of the end of the reporting period. This rate is expressed as a percentage and serves as a key indicator of the likelihood of default across the loan pool. LGD assessments are conducted to estimate the potential loss amount in the event of a default, considering the recoverable value from the collateral liquidation against the remaining loan balance. This involves a detailed analysis of two primary components: the loss on principal, which arises from the gap between the collateral’s liquidation value and the unpaid principal balance of the loan; and the loss associated with various ancillary costs to recover, including, but not limited to, foregone interest, transaction costs, legal and administrative fees, and expenses related to the maintenance and renovation of the property. Changes in the PD and LGD directly affect the estimated indemnity liability. An increase in PD, indicating a higher likelihood of defaults, necessitates a larger indemnity liability to cover potential losses, impacting the company’s financial reserves. Conversely, a decrease in PD would lower the required indemnity liability, reflecting a more favorable risk outlook. Similarly, a rise in LGD, due to reduced collateral values or higher recovery costs, increases the estimated loss per default, requiring a higher indemnity liability. Conversely, a reduction in LGD suggests more loss recoveries, allowing for a decrease in the indemnity liability.

Stock-based compensation

In conjunction with the 2022 Plan, as of March 31, 2024, the Company had granted stock options and restricted stock units which are described in more detail below:

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

Forward Purchase Agreement

The Company, under a Forward Purchase Agreement (FPA) with Midtown East, which was later reassigned to Verdun and Vellar, involved complex transactions around Class A common stock. Initially, about 3.8 million shares were acquired from the market. Post-business combination, the Company disbursed $39.6 million for these shares and associated costs. The FPA allows for an early termination sale of shares by the assignees, with proceeds above the reset price going to them and the rest to the Company. The final settlement at the Maturity Date includes a cash or share payment based on the Forward Price and a Maturity Cash Consideration. In 2022, the reset price adjustment, influenced by the common stock’s trading value and preferred share conversions, significantly reduced the FPA receivable from $37.9 million to $4.6 million. No further transactions or value changes were noted for the period ended March 31, 2024 and year ended December 31, 2023, maintaining the FPA receivable’s value. The value of the forward purchase agreement could diminish if the Company issues any securities at a price below the reset price of $1.25 per share before the agreement expires.

Forward Purchase Derivative

The Company records the forward purchase derivative from a business combination as per ASC 815, marking it as an asset or liability at fair value, adjusted each reporting period. Fair value adjustments are recognized in the consolidated statement of operations. The Monte-Carlo Simulation, applying Geometric Brownian Motion for stock price projections, was utilized for valuation in the year ended December 31, 2022. In 2022, the company fully accounted for the maximum contractual liability. Through March 31, 2024, there were no notable shifts in risk factors that would impact the values of FPA derivatives.

Warrants Liabilities

The Company’s accounting for warrants, including Public, Private Placement, PIPE, and Abaca warrants, constitutes a critical accounting estimate due to the significant judgments and assumptions involved in their valuation and the potential impact on our financial statements. These warrants are recorded at fair value on a recurring basis, requiring the use of observable market data and valuation techniques that involve significant estimates and assumptions. For Public warrants, the Company utilizes Level 1 inputs, relying on exchange-traded prices which provide a transparent and observable market valuation. This approach minimizes the level of estimation uncertainty associated with these warrants. For the fiscal year ending December 31, 2023, and the first quarter ending March 31, 2024, the Company shifted its approach to valuing Private Placement and PIPE (Private Investment in Public Equity) Warrants from relying on external third-party reports to conducting in-house evaluations. This internal assessment strategy utilizes Level 3 inputs, which are based on data that is not observable in the market, contrasting with the method used in the quarter ending March 31, 2023, where the valuation was grounded on third-party reports. This shift aims to enhance the precision of the valuation process, allowing for adjustments reflective of the unique characteristics of these warrants and prevailing market conditions. Key assumptions in this valuation include the expected volatility of our stock, the risk-free interest rate, the expected life of the warrants, and the dividend yield. Variability in these assumptions could significantly impact the fair value estimates of these warrants. For Abaca Warrants, the Company also utilizes an internal assessment approach with Level 3 inputs. The valuation assumptions include, but are not limited to, the exercise price, the fair market value of the underlying Class A Common Stock, the expected term of the warrants, and the risk-free interest rate. Future variations in these critical assumptions could arise from changes in market conditions, such as fluctuations in the volatility of the Company’s stock, alterations in the risk-free interest rate reflecting broader economic shifts, or adjustments in the expected life of the warrants due to changes in the holders’ exercise behavior. Additionally, regulatory changes or shifts in the market perception of the Company could also necessitate adjustments to these assumptions. Changes in these assumptions could lead to significant variations in the recorded fair value of the warrants, impacting the Company’s financial position and results of operations. The Company closely monitors these assumptions and market conditions to ensure that the warrant valuations accurately reflect their fair market value on reporting date.

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

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the three months ended March 31, 2024, the Company has identified two (2) material weaknesses within our internal controls associated with Revenue Recognition and Complex Financial Instrument. Refer to Item 9A of this Quarterly Report on Form 10-Q for additional details.

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

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits on March 31, 2024 and December 31, 2023.

	March 31, 2024 (Unaudited)	December 31, 2023 (Unaudited)
CRB related deposits	$106,692,488	$129,350,998
Capacity at 60%	64,015,493	77,610,599
PCCU net worth	83,739,916	81,087,746
Capacity at 1.3125	109,908,640	106,670,306
Limiting capacity	64,015,493	77,610,599
PCCU loans funded	57,737,287	55,660,039
Amounts available under lines of credit	775,000	525,000
Incremental capacity	$5,503,206	$21,425,560

The revenue from operation on the statement of operations consists of the following agreement mentioned above for the three months ended March 31, 2024, and March 31, 2023:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Account Servicing Agreement	$-	$3,261,284
Commercial Alliance Agreement	3,585,856	-
Total	$3,585,856	$3,261,284

The operating expense on the statement of operations consists of the following agreement mentioned above for the three months ended March 31, 2024, and March 31, 2023:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Support Services Agreement	$-	$378,730
Loan Servicing Agreement	-	11,929
Commercial Alliance Agreement	300,261	-
Total	$300,261	$801,347

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required with respect to market risk.

Item 4. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2024.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Prior to March 31, 2024, the Company has the following material weakness outstanding which we consider remediated as of and during the three-month ended March 31, 2024:

Credit Losses: As of March 31, 2023, the Company did not update its provision for credit losses correctly. The initial shortcomings included a lack of supportive documentation for the model used in our calculations and an error in applying the modified retrospective adoption method. Specifically, adjustments were made through the Consolidated Statements of Operations instead of the Consolidated Stockholders’ Equity on January 1, 2023. To address this material weakness, from June 30, 2023, to December 31, 2023, the Company improved the documentation for its allowance model. Additionally, a robust quarterly process was established, featuring enhanced management review controls for performing and reviewing the Current Expected Credit Loss (CECL) calculations. These processes and calculations are now regularly reviewed by senior management, ensuring accuracy in documentation and disclosures. On March 31, 2024, these corrective actions successfully remediated the identified material weakness.

We consider the following material weaknesses to be outstanding as of March 31, 2024:

Revenue Recognition: During the three months ended March 31, 2024 and March 31, 2023, the Company’s revenue was earned through certain related party contracts with PCCU that define contractually the revenue earned by the Company from PCCU for account servicing. The Company has identified a material weakness in our internal control over financial reporting related to the need to enhance the design and operating effectiveness of internal controls over the review of revenue recognition from allocations that occurs on a monthly basis between the Company and PCCU.

To remediate this material weakness, the Company has implemented a monthly process with enhanced management review controls to perform and review revenue recognition. The analysis and disclosures are assessed by senior management of the Company performing review of the documentation and disclosures.

Complex Financial Instruments: During the three months ended March 31, 2024 and March 31, 2023, the Company had a material weakness with regard to the ineffectiveness in management review controls of the accounting, disclosure and valuation of complex financial instruments (warrants, deferred consideration, forward purchase agreement, and stock-based compensation).

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

Changes in Internal Control over Financial Reporting

Other than as noted above in the March 31, 2024 material weaknesses, there was no changes in our internal control over financial reporting that occurred during the period ended March 31, 2024 covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for their mediation of the material weaknesses and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors disclosed by us under Part I, Item 1A except the notice related to the Nasdaq Listing Qualifications Department, mentioned as follows:

We have been notified by The Nasdaq Stock Market LLC of our failure to comply with certain continued listing requirements and, if we are unable to regain compliance with all applicable continued listing requirements and standards of Nasdaq, our Class A common stock and redeemable warrants could be delisted from Nasdaq, which would have an adverse impact on the trading, liquidity, and market price of our Class A common stock and redeemable warrants.

On April 5, 2024, the Company received a letter from Nasdaq Stock Market LLC (“Nasdaq”) that the Company did not maintain a minimum closing bid price of $1 per share for its common stock, as required by Nasdaq listing rule 5550(a)(2). The Company had 180 calendar days, or until October 2, 2024, to regain compliance.

The notification has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “SHFS” at this time. The Company has a period of an additional 180 calendar days, or until October 2, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before October 2, 2024, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance and the matter will be closed.

There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. However, the Company intends to actively monitor the closing bid price for its common stock and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. If the Company chooses to implement a reverse stock split, we must complete the reverse stock split no later than 10 business days prior to the expiration date of the additional compliance period on October 2, 2024 in order to timely regain compliance.

With respect to the Risk Factors contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None, except as previously disclosed in the Company’s Current Reports on Form 8-K.

(b) Use of Proceeds from the Public Offering

None.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1	Form of Code of Ethics and Business Conduct
2.1 †	Unit Purchase Agreement dated February 11, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2022).
2.2	First Amendment to Unit Purchase Agreement dated September 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).
2.3	Second Amendment to Unit Purchase Agreement dated September 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).
2.4	Third Amendment to Unit Purchase Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2022).
2.5†	Agreement and Plan of Merger, dated October 31, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
2.6	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 16, 2022).
2.7	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
2.8*	First amendment to second amendment to agreement and plan of merger warrant agreement and lock-up agreement
3	Amended and Restated - 2022 Equity Incentive Plan
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Certificate of Designation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
4	Form SHF Holdings, Inc. Stock Option Agreement
4.1	Warrant Agreement, dated June 23, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
4.2	Registration Rights Agreement, dated March 29, 2023, by and between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 2 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023).
4.3	Security Agreement, dated March 29, 2023, by and between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023).
4.4	Senior Secured Promissory Note, dated March 29, 2023, by and between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023)
4.5	Securities Issuance Agreement, dated March 29, 2023, by and among the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 5 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023).
4.5	Warrant Agreement, dated October 26, 2023, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
4.6	Description of Registered Securities

5	Form of SHF Holdings, Inc. Restricted Stock Unit Agreement
7	By Laws
10.1	Letter Agreement, dated June 23, 2021, among the Company, its officers and directors and 5AK, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.2 †	Registration Rights Agreement, dated June 23, 2021, by and among the Company and certain securityholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2021).
10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
10.4	Forward Purchase Agreement dated June 16, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 17, 2022).
10.5	Registration Rights Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.6 †	Lock-Up Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.7	Non-Competition Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.8†	Form of Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
10.9	SHF Holdings, Inc. 2022 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 4, 2022).
10.10	Forbearance Agreement, dated as of October 27, 2022 by and between SHF Holdings, Inc., Partner Colorado Credit Union and Luminous Capital USA Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on November 1, 2022).
10.11	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 16, 2022).
10.12	Executive Employment Agreement, dated January 10, 2023, by and between the Company and Donnie Emmi (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K, filed on April 14, 2023).
10.13	Executive Employment Agreement, dated January 10, 2023, by and between the Company and James H. Dennedy (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K, filed on April 14, 2023).
10.14	Commercial Alliance Agreement, dated March 29, 2023, between the Company and Partner Colorado Credit Unit (incorporated by reference to Exhibit 1 of the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2023).
10.15	Executive Employment Agreement, dated August 16, 2023, by and between the Company and Tyler Beuerlein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on August 22, 2023).
21.1	Subsidiaries of the Registrant
23.1	Consent of Marcum LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback policy
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Sundie Seefried	Chief Executive Officer (Principal Executive Officer)	May 13th, 2024
Sundie Seefried

/s/ James H. Dennedy	Chief Financial Officer (Principal Financial and Accounting Officer)	May 13th, 2024
James H. Dennedy

