Form 10-Q
period 2024-06-30
SHF Holdings, Inc.
filed 2024-08-14
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were outstanding 55,431,001 shares of the Company’s Class A Common Stock, $0.0001 par value per share.

SHF HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$6,111,982	$4,888,769
Accounts receivable – trade	302,749	121,875
Accounts receivable – related party	1,003,251	2,095,320
Prepaid expenses – current portion	378,102	546,437
Accrued interest receivable	23,250	13,780
Short-term loans receivable, net	12,853	12,391
Other current assets	-	82,657
Total Current Assets	$7,832,187	$7,761,229
Long-term loans receivable, net	376,809	381,463
Property, plant and equipment, net	7,430	84,220
Operating lease right to use assets	781,693	859,861
Goodwill	6,058,000	6,058,000
Intangible assets, net	3,408,036	3,721,745
Deferred tax asset	43,793,536	43,829,019
Prepaid expenses – long term position	487,500	562,500
Forward purchase receivable	4,584,221	4,584,221
Security deposit	19,102	18,651
Total Assets	$67,348,514	$67,860,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$154,445	$217,392
Accounts payable-related party	103,258	577,315
Accrued expenses	949,686	1,008,987
Contract liabilities	66,795	21,922
Lease liabilities – current	153,357	132,546
Senior secured promissory note – current portion	3,072,871	3,006,991
Deferred consideration – current portion	2,952,722	2,889,792
Other current liabilities	77,315	41,639
Total Current Liabilities	$7,530,449	$7,896,584
Warrant liabilities	1,822,356	4,164,129
Deferred consideration – long term portion	351,000	810,000
Forward purchase derivative liability	7,309,580	7,309,580
Senior secured promissory note—long term portion	9,450,788	11,004,175
Net deferred indemnified loan origination fees	410,035	63,275
Lease liabilities – long term	795,062	875,447
Indemnity liability	1,218,263	1,382,408
Total Liabilities	$28,887,533	$33,505,598
Commitment and Contingencies (Note 13)
Stockholders’ Equity
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 and 1,101 shares issued and outstanding on June 30, 2024, and December 31, 2023, respectively	-	-
Class A common stock, $.0001 par value, 130,000,000 shares authorized, 55,431,001 and 54,563,372 issued and outstanding on June 30, 2024, and December 31, 2023, respectively	5,545	5,458
Additional paid in capital	107,900,303	105,919,674
Retained deficit	(69,444,867)	(71,569,821)
Total Stockholders’ Equity	$38,460,981	$34,355,311
Total Liabilities and Stockholders’ Equity	$67,348,514	$67,860,909

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Revenue	$4,037,535	$4,572,508	$8,088,334	$8,752,887

Operating Expenses
Compensation and employee benefits	$2,264,931	$2,540,331	$4,544,969	$6,199,851
General and administrative expenses	1,001,764	1,852,589	1,985,984	3,391,463
Impairment of goodwill	-	13,208,276	-	13,208,276
Impairment of finite-lived intangible assets	-	3,680,463	-	3,680,463
Professional services	503,727	620,735	964,677	1,069,981
Rent expense	64,198	71,001	133,635	158,743
Provision (benefit) for credit losses	(97,248)	511,880	(166,035)	578,546
Total operating expenses	$3,737,372	$22,485,275	$7,463,230	$28,287,323
Operating income/ (loss)	$300,163	$(17,912,767)	$625,104	$(19,534,436)
Other income /(expenses)
Change in the fair value of deferred consideration	211,535	(193,065)	396,070	(384,008)
Interest expense	(168,830)	(160,671)	(323,002)	(803,931)
Change in fair value of warrant liabilities	1,086,286	9,789	2,341,773	442,937
Total other income/ (expenses)	$1,128,991	$(343,947)	$2,414,841	$(745,002)
Net income/ (loss) before income tax	1,429,154	(18,256,714)	3,039,945	(20,279,438)
Income tax benefit/ (expense), net	(487,627)	652,147	(48,742)	1,261,424
Net income/ (loss)	$941,527	$(17,604,567)	$2,991,203	$(19,018,014)
Weighted average shares outstanding, basic	55,431,001	43,859,305	55,321,711	34,815,264
Basic net income/ (loss) per share	$0.02	$(0.40)	$0.05	$(0.55)
Weighted average shares outstanding, diluted	56,485,467	43,859,305	56,376,177	34,815,264
Diluted income / (loss) per share	$0.02	$(0.40)	$0.05	$(0.55)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2024	111	$-	55,431,001	$5,545	$107,348,166	$(70,386,394)	$36,967,317
Conversion of PIPE shares	-	-	-	-	-	-	-
Restricted stock units (net of tax)	-	-	-	-	35,478	-	35,478
Stock compensation cost	-	-	-	-	516,659	-	516,659
Net Income	-	-	-	-	-	941,527	941,527
Balance, June 30, 2024	111	-	55,431,001	$5,545	$107,900,303	$(69,444,867)	$38,460,981

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Preferred Stock			Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2023	10,896		$1	40,288,817	$4,029	$90,687,265	$(46,695,249)	$43,996,046
Conversion of PIPE shares	(6,675)		(1)	5,340,000	534	6,277,642	(6,278,174)	-
Stock option conversion	-		-	-	-	605,953	-	605,953
Restricted stock units	-		-	636,500	64	352,244	-	352,308
Net loss	-		-	-	-	-	(17,604,567)	(17,604,567)
Balance, June 30, 2023	4,221	$		46,265,317	$4,627	$97,923,103	$(70,577,990)	$27,349,740

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	1,101	$-	54,563,372	$5,458	$105,919,674	$(71,569,821)	$34,355,311
Conversion of PIPE shares	(990)	-	792,000	79	866,170	(866,249)	-
Restricted stock units (net of tax)	-	-	75,629	8	21,153	-	21,161
Stock compensation cost	-	-	-	-	1,093,306	-	1,093,306
Net Income	-	-	-	-	-	2,991,203	2,991,203
Balance, June 30, 2024	111	-	55,431,001	5,545	107,900,303	(69,444,867)	38,460,981

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Preferred Stock		Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	14,616	$1	23,732,889	$2,374	$44,806,031	$(39,695,281)	$5,113,125
Cumulative effect from adoption of CECL	-	-	-	-	-	(581,321)	(581,321)
Conversion of PIPE shares	(10,395)	(1)	10,066,200	1,006	11,282,369	(11,283,374)	-
Stock option conversion	-	-	-	-	1,319,204	-	1,319,204
Restricted stock units	-	-	1,266,228	127	1,209,711	-	1,209,838
Reversal of deferred underwriting cost	-	-	-	-	900,500	-	900,500
Issuance of shares to PCCU (net of tax)	-	-	11,200,000	1,120	38,405,288	-	38,406,408
Net loss	-	-	-	-	-	(19,018,014)	(19,018,014)
Balance, June 30, 2023	4,221	$-	46,265,317	$4,627	$97,923,103	$(70,577,990)	$27,349,740

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$2,991,203	$(19,018,014)
Adjustments to reconcile net income/ (loss) to net cash provided by/ (used in) operating activities:
Depreciation and amortization expense	390,499	797,664
Stock compensation expense (net of RSU tax adjustment)	1,114,467	2,529,042
Amortization of net deferred indemnified loan origination fees	(55,842)	(27,923)
Interest expense	-	803,931
(Benefit)/ provision for credit losses	(166,035)	578,546
Lease expense	18,594	107,943
Impairment of goodwill	-	13,208,276
Impairment of finite-lived intangible assets	-	3,680,463
Deferred tax expense/(benefit), net	45,953	(1,261,424)
Change in the fair value of deferred consideration	(396,070)	384,008
Change in fair value of warrant	(2,341,773)	(442,937)
Changes in operating assets and liabilities:
Accounts receivable – trade	(180,874)	(113,122)
Accounts receivable – related party	1,092,069	89,372
Contract assets	-	19,190
Prepaid expenses	243,335	78,045
Accrued interest receivable	(9,469)	3,036
Deferred underwriting payable	-	(550,000)
Other current assets	82,657	150,817
Other current liabilities	25,203	-
Accounts payable	(62,950)	(1,597,740)
Accounts payable – related party	(474,057)	(6,342)
Accrued expenses	(59,296)	(440,503)
Contract liabilities	44,873	59,386
Net deferred indemnified loan origination fees	402,601	8,500
Security deposit	(451)	(5,000)
Net cash provided by (used in) operating activities	2,704,637	(964,786)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	-	(208,434)
Net repayment of loans	6,083	1,022,120
Net cash provided by investing activities	6,083	813,686
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of senior secured promissory note	(1,487,507)	-
Net cash used in financing activities	(1,487,507)	-

Net increase in cash and cash equivalents	1,223,213	(151,100)
Cash and cash equivalents – beginning of period	4,888,769	8,390,195
Cash and cash equivalents – end of period	$6,111,982	$8,239,095
Supplemental disclosure of cash flow information
Interest paid	$325,327	$104,678
Non-Cash transactions:
Shares issued for the settlement of PCCU debt obligation	$-	$38,406,408
Cumulative effect from adoption of CECL	-	581,321
Reversal of deferred underwriting cost	-	900,500

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business Operations

Business Description

SHF Holdings, Inc. (the “Company”), based in Golden, Colorado, specializes in financial technology designed to facilitate banking service solutions tailored to the cannabis industry. Initially, the Company’s operations were developed as a credit union service organization, and asset of Partner Colorado Credit Union (“PCCU”). A strategic reorganization on July 1, 2021 consolidated select assets and activities from PCCU into SHF LLC (“SHF”) under SHF Holding Co., LLC. On September 28, 2022, Northern Lights Acquisition Corp. (“NLIT”) acquired SHF, changing its name from Northern Lights Acquisition Corp. to SHF Holdings, Inc., (the “Business Combination”). The Business Combination aimed to enhance the Company’s financial services and market footprint in the cannabis sector.

Further expanding its capabilities, the Company acquired Rockview Digital Solutions, Inc. d/b/a Abaca (“Abaca”) on October 31, 2022. This merger, executed in two steps, positioned Abaca as a wholly-owned subsidiary, bolstering the Company’s fintech offerings and market reach.

The Company facilitates a range of financial services through its financial institution partners using a proprietary technology platform for deposit compliance and ongoing deposit activity compliance with banking regulations and regulators. These include access to business checking and savings accounts, cash management, commercial lending, courier services, remote deposit services, ACH payments, and wire payments. These services enable cannabis businesses to manage their finances effectively while ensuring regulatory compliance. The company generates revenue from fee income, investment income, loan interest income and by offering compliance services to certain financial institutions serving the cannabis industry.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

i. Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”).

Refer to Note 2 to the Company’s Annual Report on Form 10-K for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report.

ii. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2024 or other interim periods. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023, included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

The Company has made certain immaterial reclassifications to the statements of operations for the three and six months ended June 30, 2023, to conform to the presentation for the three and six months ended June 30, 2024. These reclassifications, totaling $193,065 and $384,008 for the three and six months ended June 30, 2023 respectively, were moved from ‘Interest Expense’ to ‘Change in the Fair Value of Deferred Consideration’. Corresponding adjustments have been made to the statement of cash flows and the applicable notes to the unaudited condensed consolidated financial statements.

The condensed consolidated financial statements include the accounts of SHF Holdings, Inc., its subsidiaries where the Company have controlling financial interests. All intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

iii. Concentrations of Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash. Cash balances are maintained substantially in accounts at PCCU, which are insured by the National Credit Union Share Insurance Fund (“NCUSIF”) up to regulatory limits. From time to time, cash balances may exceed the NCUSIF insurance limit. The Company has not experienced any credit losses associated with its cash balances in the past.

In addition to providing compliance and related services for its financial institution partners, the Company offers services to businesses operating primarily in the cannabis industry as well as businesses offering cannabis adjacent services. Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in our inability to execute our business plan.

Currently the Company substantially relies on PCCU to hold customer deposits and fund its originated loans. The majority of the Company’s revenue is generated by deposits and loans hosted by PCCU pursuant to a commercial alliance agreement dated March 29, 2023 between PCCU and the Company, as previously disclosed as an exhibit to the Form 10-K for the fiscal year ended December 31, 2023 (the “Commercial Alliance Agreement”).

The Company had only one loan on its balance sheet as of June 30, 2024, which comprises 100% of the total loan balance. The Company also indemnified twenty-four loans as of June 30, 2024; of which three of these indemnified loans were in excess of 10% of the total balance.

iv. Use of Estimates

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

v. Liquidity and Going Concern

As of June 30, 2024, the Company had $6,111,982 in cash and net working capital of $301,738, as compared to $4,888,769 in cash and net working capital deficit of $135,355 as of December 31, 2023. The retained deficit was $69,444,867 on June 30, 2024, and $71,569,821 on December 31, 2023. The Company has also generated operating income of $300,163 and $625,104 for the three and six months ended June 30, 2024 respectively.

For the six months ended June 30, 2024, the Company reported positive operating income and net working capital. However, considering the historical data, where the Company experienced negative operating income and negative net working capital, management acknowledges the need to closely evaluate the financial performance in upcoming quarters to mitigate any going concern risks. As of June 30, 2024, due to these historical trends, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

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

vi. Recently Issued Accounting Standards

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

Current Expected Credit Losses (“CECL”)

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

CECL Transition Impact:

Assets	December 31, 2022	Transition Adjustment	January 1, 2023
Loans receivable, gross	$1,432,560	$-	$1,432,560
Less: Allowance for credit loss	(21,488)	(14,980)	(36,468)
	$1,411,072	$(14,980)	$1,396,092

Liabilities & Equity	December 31, 2022	Transition Adjustment	January 1, 2023
Indemnity liability	$499,465	$566,341	$1,065,806
Retained deficit	(39,695,281)	(581,321)	(40,276,602)
	$(39,195,816)	$(14,980)	$(39,210,796)

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

Disclosure Improvements, “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.”

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative”. This ASU amends the disclosure or presentation requirements related to various subtopics in the FASB codification.

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

ASU 2024-02: Codification Improvements—Amendments to Remove References to the Concepts Statements

The ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The FASB has a standing project on its agenda to address suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to US GAAP. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements. In the Board’s view, removing all references to Concept Statements in the guidance will simplify the codification and draw a distinction between authoritative and non-authoritative literature.

The amendments in the Update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The Company does not expect this ASU to have a material impact on its unaudited condensed consolidated financial statements.

Note 3. Deferred Consideration

On November 11, 2022, as provided in Exhibit 2.1 of the Current Report of Form 8-K on November 14, 2022, the Company entered into the first Amendment to the Merger Agreement and Plan of Merger to that certain Agreement and Plan of Merger, dated as of October 29, 2022, by and among the Parent, SHF Merger Sub I, a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub I”), SHF Merger Sub II, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Parent (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Company Security Holders (collectively with the “Merger Agreement”). The Merger Agreement provided for payment of $30 million through a mix of cash and stock. The payment structure included $9 million in cash, distributed in three equal installments, with the first installment occurring at the merger closing and the other installments being paid on the first and second anniversaries of the merger closing. Additionally, the Class A Common Stock consideration was settled through 2,100,000 Class A Common Stock which represented a monetary equivalent calculated against the closing trading price, alongside deferred stock consideration calculated with a 10-day VWAP formula. Adjustments were made via amendments to redefine the terms and conditions of the deferred stock and cash considerations. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement attached as Exhibit 2.1 to the Current Report on Form 8-K.

Under the Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., a Delaware corporation, Merger Sub I, a Delaware corporation, [Merger Sub II], a Delaware limited liability corporation, Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders as referenced in Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023 (the “Amended Abaca Merger Agreement”)The revised terms, provides for deferred stock consideration of 5,835,822 shares of Class A Common Stock issued at the first anniversary of the Abaca Merger Agreement based on a recalculated value of $2.00 per share. No changes affected the scheduled cash payments. Furthermore, a third-anniversary consideration of $1.5 million was introduced, payable in cash or Class A Common Stock at the Company’s discretion, alongside an issue of 5,000,000 stock warrants at an exercise price of $2.00 per share of Class A Common Stock. The adjustments and additional considerations have been valued and recorded according to ASC 815, reflecting changes in the fair value of deferred consideration in the consolidated statements of operations for the year ended December 31, 2023.

The change in the amount of deferred consideration from January 1, 2023, to June 30, 2024, is as follows:

	Stock consideration	Cash consideration	Third Anniversary Consideration Payment
January 1, 2023	$11,456,639	$5,650,775	$-
Less: Working capital adjustment	(108,691)	-	-
Less: Issuance of shares and payment to shareholders	(4,085,075)	(3,000,000)	-
Less: Issuance of Abaca warrants	(1,643,699)	-	-
Less: Issuance of third anniversary payment consideration	(430,000)	-	430,000
Less: Gain recognized in the consolidated statements of operations	(5,645,107)	-	-
Add: Fair value adjustment	455,933	239,017	380,000
December 31, 2023	-	2,889,792	810,000
Add: Fair value adjustment	-	62,930	(459,000)
June 30, 2024	$-	$2,952,722	$351,000

Note 4. Goodwill and Finite-lived Intangible Assets

Goodwill

The Company’s goodwill was derived from the Abaca Merger , where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually, or more frequently if a triggering event occurs.

In 2023, the Company conducted an interim goodwill and intangible impairment assessment on June 30, 2023, and found that the carrying value of goodwill exceeded its fair value, leading to the recognition of a $13,208,276 non-cash goodwill impairment charge in the Company’s consolidated statements of operations. The December 31, 2023, annual impairment test resulted in no additional impairment change recognized, as the fair value did not surpass the carrying value. As of June 30, 2024, and December 31, 2023, the carrying value of the company’s goodwill was $6,058,000.

As of June 30, 2024, the Company has not conducted an interim impairment assessment of its assets, due to the absence of any triggering events. Therefore, no additional impairment charges have been recognized in this reporting period.

As of June 30, 2024, and December 31, 2023, the Company’s accumulated goodwill impairment was $13,208,276.

Finite-lived intangible assets

The Company reviews its finite-lived intangible assets for impairment at least annually on December 31 unless any events or circumstances indicate it is more likely than not that the fair value of the finite-lived intangible assets is less than its carrying value.

In 2023, following a triggering event in the second quarter, the Company performed an interim goodwill and intangible asset impairment assessment. In accordance with our established policy, an annual review was also conducted on December 31, 2023. The finite-lived intangible assets evaluated include market-related intangibles, customer relationships, and developed technologies. The interim analysis resulted in an impairment charge of $3,680,463, attributed to the carrying values of market-related intangibles and customer relationships surpassing their fair values. The annual review further identified an impairment charge of $2,019,000 related to developed technologies.

As of June 30, 2024, the Company has not conducted an interim impairment assessment of its assets, due to the absence of any triggering events. Therefore, no additional impairment changes have been recognized in this reporting period.

Following is a summary of the Company’s finite-lived intangible assets as of June 30, 2024 and December 31, 2023:

	Remaining Useful Life in Years	December 31, 2023 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	June 30, 2024 (A+B-C-D)
Market related intangible assets	6.37 Years	$65,216	$-	$4,733	$-	$60,483
Customer relationships	8.37 Years	56,775	-	3,192	-	53,583
Developed technology	5.37 Years	3,599,754	-	305,783	-	3,293,970
Total intangible assets		$3,721,745	$-	$313,708	$-	$3,408,036

	Remaining Useful Life in Years	December 31, 2022 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	December 31, 2023 (A+B-C-D)
Market related intangible assets	6.87 Years	$2,066,918	$-	$136,034	1,865,668	$65,216
Customer relationships	8.87 Years	1,974,795	-	103,225	1,814,795	56,775
Developed technology	5.87 Years	6,579,374	-	960,619	2,019,001	3,599,754
Total intangible assets		$10,621,087	$-	$1,199,878	5,699,464	$3,721,745

During the six months ended June 30, 2024, amortization expense and impairment of finite-lived intangible assets were $313,708 and $0, respectively, compared to $709,882 and $3,680,463, respectively, for the six months ended June 30, 2023.

Note 5. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	June 30, 2024	December 31, 2023
Commercial real estate loans receivable, gross	$398,495	$404,577
Allowance for credit losses	(8,833)	(10,723)
Commercial real estate loans receivable, net	389,662	393,854
Current portion	(12,853)	(12,391)
Noncurrent portion	$376,809	$381,463

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed to be sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the loan portfolio. The Company’s estimated the allowance for credit losses on the reporting date in accordance with the credit loss policy described in Note 2 to the 2023 Form 10-K.

The allowance for credit losses consists of the following activity for the three and six months ended June 30, 2024 and June 30, 2023:

Three months ended June 30,	2024	2023
Allowance for credit losses
Beginning balance	$9,081	$21,078
Charge-offs	-	-
Recoveries	-	-
Benefit	(248)	(1,909)
Ending balance	$8,833	$19,169

Six months ended June 30,	2024	2023
Allowance for credit losses
Beginning balance	$10,723	$21,488
Cumulative effect from adoption of CECL	-	14,980
Charge-offs	-	-
Recoveries	-	-
Benefit	(1,890)	(17,299)
Ending balance	$8,833	$19,169

	June 30, 2024	June 30, 2023
Loans receivable:
Individually evaluated for an allowance for credit loss	$-	$-
Collectively evaluated for an allowance for credit loss	398,495	410,440
	398,495	$410,440
Allowance for credit losses:
Individually evaluated for an allowance for credit loss	$-	$-
Collectively evaluated for an allowance for credit loss	8,833	19,169
	8,833	$19,169

On June 30, 2024 and December 31, 2023, no loans were past due or classified as non-accrual.

Credit quality of loans:

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. The Company continuously evaluates the credit quality of each indemnified loan by assessing the risk factors and assigning a risk rating based on a variety of factors. The detailed breakdown of risk factors are described in Note 6 to the unaudited condensed consolidated financial statements.

The carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating is as follows:

Risk rating	June 30, 2024	December 31, 2023
4	$398,495	$404,577
Grand total	$398,495	$404,577

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

	June 30, 2024	December 31, 2023
Secured term loans	$54,059,933	$55,215,013
Unsecured loans and lines of credit	900,000	431,640
Total loans funded by PCCU	$54,959,933	$55,646,653

Secured loans contained an interest rate ranging from 8.00% to 13.00%. Unsecured loans and lines of credit contain an interest rate ranging from 10.00% to 12.50%. Unsecured lines of credit had incremental availability of $231,052 and $996,958 on June 30, 2024 and December 31, 2023, respectively.

SHF has agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement at the balance sheet date. The Company’s estimated indemnity liability on the reporting date was calculated in accordance with the allowance for credit loss and indemnity liability policies described in Note 2 to the Company’s 2023 Form 10-K.

The indemnity liability activity are as follows:

	Six months ended June 30,
	2024	2023
Beginning balance	$1,382,408	$499,465
Cumulative effect from adoption of CECL	-	566,341
Charge-offs	-	-
Recoveries	-	-
(Benefit)/ Provision	(164,145)	595,845
Ending balance	$1,218,263	$1,661,651

As of June 30, 2024, the company’s entire loan portfolio was current and performing. However, as of December 31, 2023, one loan had been classified as nonaccrual. On December 29, 2023, the company successfully negotiated an amendment agreement to the nonaccrual loan agreement, resulting in the payment of all overdue amounts and restoring the loan to current status. During the second quarter of 2024, the company received the full principal amount of the loan, along with all accrued interest.

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

The carrying value, excluding the CECL Reserve, of the Company’s indemnified loans held at carrying value within each risk rating is as follows:

Risk rating	June 30, 2024	December 31, 2023
3	$9,885,795	$10,100,000
4	2,987,716	3,431,640
5	26,084,464	28,115,013
6	11,800,000	10,900,000
7	4,201,958	3,100,000
Grand total	$54,959,933	$55,646,653

The provision (benefit) for credit losses on the statement of operations consists of the following activity for the three months ended June 30, 2024 and June 30, 2023:

	June 30, 2024			June 30, 2023
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$(248)	(97,000)	(97,248)	$(1,909)	$513,789	$511,880

The provision (benefit) for credit losses on the statement of operations consists of the following activity for the six months ended June 30, 2024 and June 30, 2023:

	June 30, 2024			June 30, 2023
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$(1,890)	(164,145)	(166,035)	$(17,299)	$595,845	$578,546

Note 7. Property and Equipment, Net

Property and equipment consist of the following:

	June 30, 2024	December 31, 2023
Equipment	$45,397	$45,397
Software	51,692	51,692
Improvement	71,635	71,635
Office furniture	215,504	215,504
	384,228	384,228
Less: accumulated depreciation	(376,798)	(300,008)
Property and equipment, net	$7,430	$84,220

Note 8. Related Party Transactions

Commercial Alliance Agreement

On March 29, 2023, the Company and PCCU entered into the Commercial Alliance Agreement. This Agreement sets forth the terms and conditions governing the relationship between the Company and PCCU. The Commercial Alliance Agreement sets forth the application, underwriting, loan approval, and foreclosure process for loans from PCCU to borrowers that are cannabis-related businesses and the loan servicing and monitoring responsibilities provided by the Company and PCCU. In particular, the Commercial Alliance Agreement provides for procedures to be followed upon the default of a loan to ensure that neither the Company nor PCCU will take title to or possession of any cannabis-related assets, including real property, that may be collateral for a loan funded by PCCU pursuant to the Commercial Alliance Agreement. Under the Commercial Alliance agreement, PCCU has the right to receive monthly fees for managing loans. For CRB loans, which are funded by PCCU but primarily managed by the Company, a yearly fee of 0.25% of the remaining loan balance is applied. On the other hand, loans both funded and serviced by the PCCU are charged a yearly fee of 0.35% on their outstanding balance. These fees are calculated using the average daily balance of each loan for the preceding month. In addition, the Company’s is obligated by the Commercial Alliance Agreement to indemnify PCCU from certain default-related loan losses (as defined in the Commercial Alliance Agreement).

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

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits:

	June 30, 2024 (Unaudited)	December 31, 2023 (Unaudited)
CRB related deposits	$90,562,105	$129,350,998
Capacity at 60%	54,337,263	77,610,599
PCCU net worth	83,299,448	81,087,746
Capacity at 1.3125	109,330,526	106,670,306
Limiting capacity	54,337,263	77,610,599
PCCU loans funded	54,209,933	55,660,039
Amounts available under lines of credit	750,000	525,000
Incremental capacity*	$(622,670)	$21,425,560

*	If the loans funded by PCCU exceed the limiting capacity, the Commercial Alliance Agreement specifies that PCCU will be unable to fund additional loans until the incremental capacity is positive.

The revenue from the Commercial Alliance Agreement recognized in the statements of operations consists of the following for the periods ended June 30, 2024, and June 30, 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Account servicing agreement	$-	$-	$-	$3,261,284
Commercial Alliance Agreement	3,478,251	3,411,218	7,064,107	3,411,218
Total	$3,478,251	$3,411,218	$7,064,107	$6,672,502

The operating expenses from the Commercial Alliance Agreement recognized in the statements of operations consists of the following for the periods ended June 30, 2024, and June 30, 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Support services agreement	$-	$-	$-	$378,730
Loan servicing agreement	-	-	-	11,929
Commercial Alliance Agreement	274,884	459,001	575,145	459,001
Total	$274,884	$459,001	$575,145	$849,660

The outstanding balances associated with PCCU disclosed in the balance sheet are as follows:

	June 30, 2024	December 31, 2023
Accounts receivable	$1,003,251	$2,095,320
Accounts payable	103,258	577,315
Senior Secured Promissory Note (Refer to Note 9 to the unaudited condensed consolidated financial statements)	12,523,659	14,011,166

Of the $6.1 million and $4.89 million of cash and cash equivalents on June 30, 2024 and December 31, 2023, respectively, $5.1 million and $4.6 million of the cash and cash equivalents, respectively, were held in deposit accounts at PCCU as a related party.

Note 9. Senior Secured Promissory Note

	June 30, 2024	December 31, 2023
Senior Secured Promissory Note (current)	$3,072,871	$3,006,991
Senior Secured Promissory Note (long term)	9,450,788	11,004,175
	$12,523,659	$14,011,166

On March 29, 2023, the Company and PCCU entered into definitive transaction documents to settle and restructure the deferred obligation following the Business Combination under which the Company has issued the five-year Senior Secured Promissory Note (the “PCCU Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement, as referenced in Exhibit 3 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023, pursuant to which the Company will grant, as collateral for the PCCU Note, a first priority security interest in substantially all of the assets of the Company.

The PCCU Note amount will be paid in 54 installments of principal and interest of $295,487 each starting from November 5, 2023 and for the period between March 29, 2023, to October 5, 2023, the Company has paid the interest portion.

The repayment schedule of the outstanding principal amount of the PCCU Note as of June 30, 2024, is as follows:

Year of payment
2024	$1,519,485
2025	3,138,931
2026	3,274,966
2027	3,416,896
2028	1,173,381
Grand total	$12,523,659

Note 10. Leases

The Company has non-cancellable operating leases for facility space with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms between one to seven years and may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of June 30, 2024, and December 31, 2023, net assets recorded under operating leases were $781,693 and $859,861 respectively, and net lease liabilities were $948,419 and $1,007,993, respectively.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the three and six months ended June 30, 2024 and June 30, 2023, included in Unaudited Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$-	$-	$-	$-
Short-term lease cost	64,198	71,001	133,635	158,743
Total Lease Cost	$64,198	$71,001	$133,635	$158,743

	June 30, 2024	December 31, 2023
ROU assets that are related to lease properties are presented as follows:
Beginning balance	$859,861	$1,016,198
Additions to right-of-use assets	-	-
Amortization charge for the period	(78,168)	(156,337)
Lease modifications	-	-
Ending balance	$781,693	$859,861

Further information related to leases is as follows:
Weighted-average remaining lease term	2.92 Years	3.42 Years
Weighted-average discount rate	6.87%	6.87%

Future minimum lease payments as of June 30, 2024, and December 31, 2023, are as follows:

	June 30,	December 31,
	2024	2023
Year
2024	$104,699	$197,520
2025	217,925	217,925
2026	222,275	222,275
2027	226,705	226,705
2028	231,216	231,216
Thereafter	117,710	117,710
Total future minimum lease payments	$1,120,530	$1,213,351
Less: Imputed interest	172,111	205,358
Operating lease liabilities	948,419	1,007,993
Less: Current portion	153,357	132,546
Non-current portion of lease liabilities	$795,062	$875,447

Note 11. Revenue

Disaggregated revenue

Revenue by type are as follows:

	Three months ended June 30,
	2024	2023
Deposit, activity, onboarding income	$1,681,596	$2,557,410
Safe Harbor Program income (expense)	19,230	(10,275)
Investment income	500,617	1,420,542
Loan interest income	1,836,092	604,831
Total Revenue	$4,037,535	$4,572,508

	Six months ended June 30,
	2024	2023
Deposit, activity, onboarding income	$3,302,590	$4,803,241
Safe Harbor Program income	38,460	40,828
Investment income	1,274,436	2,837,694
Loan interest income	3,472,848	1,071,124
Total Revenue	$8,088,334	$8,752,887

Account fee income to the Company are derived from the businesses holding accounts with our financial institution partners and consists of deposit account fees, account activity fees, and onboarding income, each of which is recognized on a periodic basis as per the fee schedule with financial institution partners. The Company also receives income related to outsourced support of financial institutions providing banking to the cannabis industry whose income is recognized on the basis of usage as per the agreements. Loan interest income consist of interest earned on both direct and indemnified loans pursuant to the Commercial Alliance Agreement. Investment income consists of interest earned on the daily deposits balances of the cannabis businesses held with the Company’s financial institution partners.

Under the Company’s Commercial Alliance Agreement, the Company is obligated to remit 25% of the investment hosting fees to PCCU based on income which is classified as “General and Administrative Expenses” in the Consolidated Statements of Operations. During the three and six months ended June 30, 2024, PCCU’s contributions to the Company’s revenues included $1,206,922 and $2,424,598, respectively from deposits, activities, and client onboarding, $435,238 and $1,166,663, respectively, from investment income, and $1,836,092 and $3,472,848, respectively, from loan interest income. The associated expenses for these revenues were $121,108 and $225,367, respectively, for account hosting, $117,620 and $277,721, respectively, for investment hosting fees, and $36,156 and $72,057, respectively, for loan servicing fees, all in accordance with the Commercial Alliance Agreement, classified as “General and Administrative Expenses” in the Consolidated Statements of Operations. During the three and six month ended June 30, 2023, PCCU’s contributions to the Company’s revenues included $1,385,845 and $2,763,684, respectively, from deposits, activities, and client onboarding, $1,420,542 and $2,837,694, respectively, from investment income, and $604,831 and $1,071,124, respectively, from loan interest income. The related expenses for these revenue streams were $60,833 and $116,258, respectively, for account hosting, $381,427 and $704,732, respectively, for investment hosting fees, and $16,741 and $28,670, respectively, for loan servicing fees, all in compliance with the Loan Servicing Agreement, classified as “General and Administrative Expenses” in the Consolidated Statements of Operations.

Note 12. Commitments and contingencies

●	The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings.

●	In connection with the issuance of Class A Common Stock to Abaca shareholders, the Company commits to registering the stock upon the exercise of Abaca Warrants if required by law or regulation to ensure the shares can be sold without restrictive legends, known as the Warrant Registration Requirement. Should this requirement arise, the Company is obliged to file a registration statement with the SEC within 45 calendar days of notification of the Warrant Registration Requirement. The failure to file within this timeframe constitutes an event of default. Moreover, the Company is dedicated to making the registration statement effective as promptly as possible and maintaining its effectiveness, along with a current prospectus, until the Warrants expire according to this Agreement’s terms. In the event a registration statement triggered by a Warrant Registration Requirement is not declared effective by the SEC within one year from its filing date, Warrant holders are entitled to exercise their Warrants on a cashless basis from the 366th day post-filing until the statement becomes effective.

Note 13. Earnings Per Share

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

For the three month period ended June 30,	2024	2023
Net Income/ (loss)	$941,527	$(17,604,567)
Weighted average shares outstanding – basic	55,431,001	43,859,305
Basic net income/ (loss) per share	$0.02	$(0.40)
Weighted average shares outstanding – diluted	56,485,467	43,859,305
Diluted net income/ (loss) per share	$0.02	$(0.40)

For the six month period ended June 30,	2024	2023
Net Income/ (loss)	$2,991,203	$(19,018,014)
Weighted average shares outstanding – basic	55,321,711	34,815,264
Basic net income/ (loss) per share	$0.05	$(0.55)
Weighted average shares outstanding – diluted	56,376,177	34,815,264
Diluted net income/ (loss) per share	$0.05	$(0.55)

Weighted average shares calculation – basic	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Company public shares	3,926,598	3,926,598	3,926,598	3,926,598
Company initial stockholders	3,403,175	3,403,175	3,403,175	3,403,175
PCCU stockholders	22,586,139	22,586,139	22,586,139	17,202,714
Shares issued for abaca acquisition	7,935,799	2,099,977	7,935,799	2,099,977
Restricted stock units issued	1,308,090	1,000,437	1,308,090	784,794
Conversion of preferred stock	16,271,200	10,842,979	16,161,910	7,398,006
Grand total	55,431,001	43,859,305	55,321,711	34,815,264

Weighted average shares calculation - diluted	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Shares used in computation of basic earnings per share	55,431,001	43,859,305	55,321,711	34,815,264
Shares to be issued to Abaca shareholders	750,000	-	750,000	-
Restricted stock units	215,666	-	215,666	-
Conversion of preferred stock	88,800	-	88,800	-
Grand total	56,485,467	43,859,305	56,376,177	34,815,264

Certain share-based equity awards and warrants were excluded from the computation of dilutive earnings/ (loss) per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Warrants	12,786,588	7,036,588	12,786,588	7,036,588
Share based payments	2,284,080	2,775,655	2,284,080	2,775,655
Shares to be issued to Abaca shareholders	-	6,433,839	-	6,433,839
Conversion of preferred stock	-	4,221,000	-	4,221,000
Grand total	15,070,668	20,467,082	15,070,668	20,467,082

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

Note 14. Forward Purchase Agreement

On June 16, 2022, the Company entered into a Forward Purchase Agreement (“FPA”) with Midtown East Management NL, LLC (“Midtown East”), which subsequently assigned obligations to purchase 1,666,666 shares of Class A Stock each to Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”) through assignment and novation agreements. The collective acquisition involved 3.8 million Class A shares, with Midtown East, Verdun, and Vellar waiving their redemption rights. The Company incurred costs totaling $39.6 million, comprising $39.3 million for the shares and an additional $0.3 million in related expenses post-closing. At the maturity of the FPA, the parties will receive the value of their shares multiplied by the Forward Price, as referenced in Exhibit 10.1 of the Company’s Report on Form 8-K filed on June 17, 2022. They will also receive an additional amount in cash or shares, at the Company’s discretion. An early termination clause allows for the shares to be sold on the open market, with any proceeds exceeding the Reset Price, as referenced in Exhibit 10.1 of the Company’s Report on Form 8-K filed on June 17, 2022, retained by the sellers. Following a price reset in 2022 to $1.25 per share, the FPA receivable was reduced from $37.9 million to $4.6 million. As of June 30, 2024, there have been no transactions by the FPA holders, and the value of the FPA receivable has remained unchanged. The reconciliation statement of the Class A Common Stock held by the parties are as follows:

		As at December 31, 2023		Shares sold during the six months ended June 30, 2024		As at June 30, 2024
S.no	Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
1	Vellar	971,204	$1,214,005	-	$-	971,204	1.25	$1,214,005
2	Midtown East	1,517,924	1,897,405	-	-	1,517,924	1.25	1,897,405
3	Verdun	1,178,249	1,472,811	-	-	1,178,249	1.25	1,472,811
Grand total		3,667,377	$4,584,221	-	$-	3,667,377		$4,584,221

Note 15 Warrant Liabilities

Public and Private Placement Warrants

As of June 30, 2024 and December 31, 2023, the Company had 5,750,000 Public Warrants and 264,088 Private Placement Warrants.

The Public and Private Placement Warrants may only be exercised for a whole number of Class A Common Stock.

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

PIPE Warrants

As of June 30, 2024 and December 31, 2023, the Company had 1,022,500 PIPE Warrants, as referenced in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on October 4, 2022.

The PIPE Warrants have an adjusted exercise price of $5.00 per share of Class A Common Stock to be paid in cash (except if the shares underlying the warrants are not covered by an effective registration statement after the six-month anniversary of the closing date, in which case cashless exercise is permitted. The PIPE Warrants are also subject to adjustment for other customary adjustments for stock dividends, stock splits and similar corporate actions. The PIPE Warrants are exercisable for a period of five years following the Closing, or September 28, 2027. After exercise of a PIPE Warrant, the Company may be required to pay certain penalties if it fails to deliver the Class A Common Stock within a specified period of time.

Abaca Warrants

As of June 30, 2024, and December 31, 2023, the Company issued 5,000,000 Abaca warrants, as referenced in Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on October 27, 2023.

The 5,000,000 Abaca warrants have an exercise price of $2.00 per share of Class A Common Stock to be paid in cash. An Abaca Warrant may be exercised only during the period commencing 1 year of the Effective Date and terminating five (5) years from the effective date of the registration statement. The Company may, in its sole discretion, settle the Abaca Warrant when exercised, in whole or in part, in cash in lieu of issuing shares of common stock underlying the Warrant. The Company may elect to pay the Registered Holder in cash in the amount equal to the difference between the fair market value of the Company’s Class A Common Stock on the date of exercise and the warrant price ($2.00) multiplied by the number of shares of Class A Common Stock. The Company commits to promptly registering shares of Class A Common Stock issued upon Abaca Warrant exercises if required by law, ensuring these shares can be sold without restrictions. This registration must be filed within 45 days of receiving a notification of such a requirement, with failure to do so constituting a default. The Company will endeavor to keep the registration effective until the Warrants expire. If the registration isn’t effective within one year, Abaca Warrant holders may exercise their Warrants on a cashless basis, receiving shares based on a defined fair market value calculation. This process aims to facilitate the straightforward and lawful exercise of the Abaca Warrants, ensuring the shares issued are readily tradable without the need for restrictive legends.

Note 16. Financial Instruments

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

Private Placement Warrants:

Private Placement Warrants are recorded at fair value on a recurring basis based upon an internal Company assessed value of these derivatives with Level 3 inputs, which are derived from the Black-Scholes model.

PIPE Warrants:

PIPE Warrants are recorded at fair value on a recurring basis based upon an internal Company assessed value of these derivatives with Level 3 inputs, which are derived from the Black-Scholes model.

Abaca Warrants:

Abaca Warrants are recorded at fair value on a recurring basis. The Company assessed the value of these derivatives with Level 3 inputs. Level 3 inputs, based on unobservable data derived from the Black-Scholes model.

Third Anniversary Payment Consideration:

Third anniversary payment consideration are recorded at fair value on a recurring basis. The Company values these derivatives based on third party reports for Level 3 inputs. Level 3 inputs are based on unobservable data derived from the Black Scholes-Merton model.

Forward Purchase Option Derivatives:

Forward purchase option derivatives are recorded at fair value on a recurring basis. In 2022, the Company values these derivatives based on third party reports for Level 3 inputs. In 2023 and 2024, no significant risk factor changes affecting forward purchase option derivative values were noted.

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
PIPE warrants	$122,419	-	122,419	$273,124	-	273,124
Public warrants	$345,000	345,000	-	$481,850	481,850	-
Private placement warrants	$16,301	-	16,301	$25,070	-	25,070
Abaca warrant	$1,338,636	-	1,338,636	$3,384,085	-	3,384,085
Forward purchase derivative liability	$7,309,580	-	7,309,580	$7,309,580	-	7,309,580
Third anniversary payment consideration	$351,000	-	351,000	$810,000	-	810,000

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

At December 31, 2023, the Company’s developed technology asset were measured at fair value on a nonrecurring basis as result of annual impairment testing. In order to evaluate the fair value of the developed technology asset, the annual impairment test employed the Relief from Royalty Method for accurately reflecting market conditions and asset performance.

The following table presents the carrying amounts and fair values of financial instruments measured on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on December 31, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Developed Technology	$3,599,754	3,599,754	-	-	3,599,754

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the finite lived intangible assets as of their measurement dates:

As on December 31, 2023	Developed technology
Royalty rate	6.50%
Discount rate	14.25%
Estimated useful life	5.87 years
Tax rate	25%

There were no assets or liabilities recorded at fair value on a nonrecurring basis for the period ended June 30, 2024.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on June 30, 2024
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,111,982	$6,111,982	$6,111,982	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	351,272	361,700	-	-	361,700
Liabilities
Deferred consideration	2,952,722	2,952,722	2,952,722	-	-
Senior Secured Promissory note	12,523,659	11,513,532	-	-	11,513,532
Public warrants	345,000	345,000	345,000	-	-
Private placement warrants	16,301	16,301	-	-	16,301
PIPE Warrants	122,419	122,419	-	-	122,419
Abaca Warrants	1,338,636	1,338,636	-	-	1,338,636
Third anniversary payment consideration	351,000	351,000	-	-	351,000
Forward purchase derivative	7,309,580	7,309,580		-	7,309,580

	As on December 31, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,888,769	$4,888,769	$4,888,769	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	330,579	363,561	-	-	363,561
Liabilities
Deferred consideration	2,889,792	2,889,792	2,889,792	-	-
Senior secured promissory note	14,011,166	12,750,204	-	-	12,750,204
Public warrants	481,850	481,850	481,850	-	-
Private placement warrants	25,070	25,070	-	-	25,070
PIPE warrants	273,124	273,124	-	-	273,124
Abaca warrants	3,384,085	3,384,085	-	-	3,384,085
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580
Third anniversary payment consideration	810,000	810,000	-	-	810,000

The change in the assets measured at fair value on a recurring basis for which the Company have utilized Level 3 inputs to determine fair value are presented in the following table:

	For the period ended June 30, 2024
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third Anniversary Payment Consideration	Forward Purchase Derivative
Balance as at December 31, 2023	$273,124	$3,384,085	$25,070	$810,000	$7,309,580
Fair value adjustment	(83,904)	(1,115,653)	(4,755)	(216,000)	-
Balance as at the March 31, 2024	$189,220	$2,268,432	$20,314	$594,000	$7,309,580
Fair value adjustment	(66,801)	(929,796)	(4,014)	(243,000)	-
Balance at the June 30, 2024	$122,419	$1,338,636	$16,301	$351,000	$7,309,580

	For the period ended June 30, 2023
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third Anniversary Payment Consideration	Forward Purchase Derivative
Balance as at December 31, 2022	$286,300	$-	$19,110	$-	$7,309,580
Fair value adjustment	(211,538)	-	(11,157)	-	-
Balance as at the March 31, 2023	$74,762	$-	$7,953	$-	$7,309,580
Fair value adjustment	(5,931)	-	(1,158)	-	-
Balance at the June 30, 2023	$68,831	-	$6,795	-	$7,309,580

As of June 30, 2024 and on December 31, 2023, the valuation of private placement warrants, PIPE warrants, and Abaca warrants was carried out using the Black-Scholes model, while the fair value of the Abaca third anniversary payment consideration was determined using the Black Scholes Merton Option pricing model. As of June 30, 2024 and December 31, 2023, these warrants were valued using Level 3 inputs.

As of December 31, 2023, the Company assessed the fair value of its forward purchase agreement (FPA) derivative utilizing a Monte Carlo Simulation within a risk-neutral setting, which is a particular instance of the Income Approach, based on calculations from December 31, 2022. Throughout the periods ended June 30, of 2023 and 2024, there were no notable alterations in risk factors that would impact the valuation of the FPA derivative. Consequently, management retained the December 31, 2022, valuation for December 31, 2023 and June 30, 2024. The Company will continue to monitor the fair value of the forward option derivative each reporting period with subsequent revisions to be recorded in the Statements of Operations.

During the period ended June 30, of 2023 and 2024, there were no changes in the classification of financial instruments within Level 2 and Level 3 of the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants and public warrants as of their measurement dates:

		June 30, 2024			December 31, 2023
	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants
Exercise price	$5	11.50	-	$2.00	$5	11.5	-	2
Share Price	$0.54	0.54	0.54	0.54	$1.42	1.42	1.42	1.42
Expected term (years)	3.24	3.24	1.26	4.32	3.74	3.74	1.76	4.84
Volatility	98.00%	98.00%	98.00%	98.00%	62.95%	62.95%	62.95%	62.95%
Risk-free rate	4.23%	4.23%	4.23%	4.34%	4.25%	4.25%	4.25%	4.25%

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase derivatives as of their measurement dates on June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Reset Price	$1.25	$1.25
Expected term (years)	1.24	1.74
Additional Maturity Consideration per share	$2.00	$2.00
Volatility	46%	46%
Risk-free rate	4.2%	4.2%
Risk-adjusted discount rate	13.4%	13.4%

Note 17. Tax

For the six months ended June 30, 2024, the Company recorded income tax expense of $48,742 for continuing operations. The effective tax rate of 1.6% for the six months ended June 30, 2024, varied from the statutory United States federal income tax rate of 21.0% primarily because of state income taxes, net of the federal benefit, and adjustments to the fair market value of warrant liabilities The Company has net deferred tax assets of $43,793,536 and $43,829,019 as of June 30, 2024, and December 31, 2023, respectively. The Company considers their deferred tax assets to be realizable and has not established a valuation allowance, as it is considered more likely than not that the Company will utilize deferred tax assets in future periods through future taxable income.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both June 30, 2024, and December 31, 2023, the Company has no unrecognized income tax benefits.

Note 18. 401(k) Plan

The Company offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation. The Company’s consolidated matching contributions for the three and six months ended June 30, 2024, amounted to $28,714 and $63,947, respectively, and for the three and six months ended June 30, 2023 amounted to $13,426 and $34,089, respectively.

Note 19. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,250,000 preferred shares with a par value of $0.0001 per share with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2024, there were 111 Class A preferred shares issued and outstanding, and 1,101 Class A preferred shares issued and outstanding on December 31, 2023. The holders of preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal(on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $10.00 per share of Class A Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $2.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price. Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders, the stockholders approved a reduction in the floor conversion price of the outstanding preferred stock from $2.00 per share to $1.25 per share.

Common Stock

The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock with a par value of $.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 55,431,001 and 54,563,372 shares of Class A Common Stock issued and outstanding, respectively. As of June 30, 2024 and December 31, 2023, 3,667,377 Class A Common Stock are held by the purchasers under forward purchase agreement dated June 16, 2022, by and among the Company and such purchasers.

2022 Equity Incentive Plan

Share-based compensation expense recognized six months ended June 30, 2024 and June 30, 2023 totaled $1,164,261 and $2,529,042, respectively.

Share-based compensation expense recognized three months ended June 30, 2024 and June 30, 2023 totaled $552,137 and $958,260, respectively.

The 2022 Equity Incentive Plan was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the six months ended June 30, 2024 and June 30, 2023.

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

The assumptions used to determine the fair value of options granted in the six months ended June 30, 2024, using the Black-Scholes-Merton model are as follows:

Dividend yield	-%
Risk-free interest rate	3.62 % to 4.23%
Expected volatility (weighted-average and range, if applicable)	100%
Expected term	6.00 to 6.50 years

The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The shares and the redeemable warrants of the Company were listed on the stock exchange for a limited period of the time and the share price has also dropped significantly from the date of listing. Based on these factors Management has considered the expected volatility at 100% for the current period. The risk-free interest rate used is the current yield on US Treasury notes with a term equal to the expected term of the options at the grant date. The expected dividend yield is based on annualized dividends on the underlying share during the expected term of the option.

A summary of the Company’s stock option activities and related information for the six months ended June 30, 2024 is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2023	2,286,010	$5.43	1.65
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(1,930)	1.56	-
June 30, 2024	2,284,080	5.43	1.15

A summary of the Company’s stock option activities and related information for the six months ended June 30, 2023 is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2022	2,170,000	$3.53	2.02
Granted	336,730	1.03	2.76
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(64,875)	3.13	-
June 30, 2023	2,441,855	$3.20	2.15

The following options were outstanding at their respective exercise price:

Exercise price options outstanding	June 30, 2024	June 30, 2023
$1.56	374,580	359,355
$ 2.58	350,000	350,000
$ 4.00	309,500	482,500
$ 6.67	1,250,000	1,250,000
Total	2,284,080	2,441,855

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the six months ended June 30, 2024 is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2023	323,500	$1.31	2.00
Granted	-	-	-
Vested	(107,834)	1.31	-
Expired	-	-	-
Cancelled / Forfeited	-	-	-
June 30, 2024	215,666	$1.31	1.50

A summary of the Company’s RSU activities and related information for the six months ended June 30, 2023 is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2022	-	$-	-
Granted	963,528	1.31	2.76
Vested	-	-	-
Expired	-	-	-
Cancelled / Forfeited	-	-	-
June 30, 2023	963,528	$1.31	2.50

The following RSU were outstanding at their respective vest price:

Vest price RSU outstanding	June 30, 2024	June 30, 2023
$1.31	215,666	963,528
Total	215,666	963,528

Note 20. Subsequent events

There were not any material subsequent events that occurred after the balance sheet date of June 30, 2024 through the date of this report.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this section to “we,” “us,” or “our” refer to SHF Holdings, Inc and subsidiaries (herein referred to as the “Company”). References to “management” refer to our officers and board of managers. The following discussion and analysis of our financial performance and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements.

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

Overview

We provide services to a variety of cannabis-industry participants in 41 states, including financial institutions that support business banking, private banking and commercial banking services to their customers, particularly those customers conducting business in or adjacent to the cannabis industry. Our services include, among other things:

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

Financial Services Platform

The Company has developed and commercialized a software based services platform for financial institutions providing banking services to cannabis-related businesses (“CRBs”). Our software enabled services access and maintain reliable financial information to enable both our financial institution clients and our the CRB clients to meet regulatory requirements. Our platform has been streamlined and fine-tuned for the past nine years which enables the Company’s staff to efficiently guide financial institution clients and the CRBs desiring banking services through the onboarding, validation and monitoring process. Our automated platform provides for an efficient and effective management tool allowing our employees to provide continuity of service while enabling compliance staff to monitor BSA activities.

Through the Company’s financial services platform, our financial institution clients have the ability to provide CRBs with access to traditional financial services including wires, debit, ACH, remote deposit capture, business checking and savings accounts, courier and vaulting services, cash management accounts and commercial lending. We believe our services have been implemented consistent with applicable law and regulations, ensuring our financial institution clients will be able to provide CRBs with reliable access to these services. We feel our history of developing processes that satisfy regulatory standards has resulted in a solid reputation with related authorities and solidifies our ability to continue to grow existing services and reduces barriers in expanding into new service offerings.

CRB Deposits

The Company maintains relationships with PCCU and other financial institutions in which CRBs’ funds are deposited and monetary transactions are performed. The Company’s agreements with the financial institution allow the Company’s platform to interface with the financial institution’s core banking systems and extract data necessary to monitor the deposit accounts onboarded by the Company’s transactions, such as funds transmissions to or from the accounts, occur through PCCU’s and other financial institution client’s infrastructure.

The Company earns income on deposit activity and onboarding fees, which have historically been the majority of our revenue, based on CRB client’s initial onboarding and continuing deposit activity we facilitate between the CRB and our financial institution clients. When we help establish a new relationship between a CRB or ancillary service provider with our financial institution clients for which the Company provides its onboarding services, an initial onboarding fee is assessed based on the type and complexity of the business. Onboarding is an important part of the KYC requirements set forth in federal guidance. The onboarding process can require a great deal of time depending on the business complexity and the fee we assess is based upon the complexity and required time to complete the process. Additionally, the Company assesses fees monthly based on the frequency and amount of deposit activity fees of our CRB client.. These fees are also based on business type and size. Monitoring and validating deposit activity is paramount to the success of the Company’s platform. We believe our compliance-first focus reassures regulators and law enforcement that the Company continues to focus on the safety and soundness of the financial system.

The Company earns investment income based on the balances maintained on deposit by our CRB clients with our financial institution clients. Our financial institution clients invest the deposits of our CRB clients principally in US Treasury Federal Overnight Securities. We recognize revenue pursuant to the interest earned on these deposit balances and incur a cost of revenue we owe to the financial institution for facilitating the investment activity. Under our Commercial Alliance Agreement with PCCU, the Company pays 25% of the investment income as a hosting cost of revenue fee to PCCU based on the earned investment income from the CRB deposit balances maintained at PCCU. Through its relationship with PCCU, depository amounts invested are typically restricted to low-risk assets with high liquidity and modest returns. The investment income is significantly influenced by the levels of CRB deposits and the prevailing interest rate environment for cash and similar assets. We believe that fees based on deposits that we onboard and interest on the daily balance less cash used to collateralize our loan portfolios maintained with financial institutions will represent a significant portion of our revenue by 2024.

Commercial Lending Program

We earn interest income from lending activity we facilitate between our CRB clients and our financial institution clients. The robust CRB deposits onboarded by the Company and held at PCCU provide a strong foundation for lending capacity. In 2020, the Company launched a commercial lending program, that has developed to be our largest revenue component by value and percentage. The program focuses on senior secured lending, with smaller unsecured loans also being considered. Collateral types include real estate, equipment, and other business assets. The commercial lending program is built on:

- Stringent collateral package requirements with substantial loan-to-value coverage;

- Rigorous underwriting of collateral and borrower creditworthiness;

- In-depth knowledge of the industry, borrowers’ operations, and the cannabis industry business cycle.

Currently, lending is primarily funded through PCCU using CRB deposits balances onboarded by the Company. The Company is seeking relationships with additional financial institutions and other sources of working capital to directly fund the loans. The Company’s lending program is tailored to the unique needs of CRBs, achieving strong returns on high-quality loans. The Company in collaboration with third parties manages loan underwriting and loan servicing. As the program develops, the Company intends to establish a full-service internal lending function to perform a larger percentage of the underwriting and servicing activities, improve efficiency and increase profitability of this revenue element.

We believe our creative and methodical approach in building the Company’s platform has enabled national business scaling. The platform’s policies, training, monitoring, and processes are well established and supported by expert talent. We anticipate this combination of intellectual property plus human capital talent will provide a competitive advantage as we focus on continued growth.

Key Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, our management regularly monitors certain measures in the operation of our business. These key metrics are discussed below.

Non-GAAP Measures

We use certain non-GAAP measures, referenced in this MD&A. These measures are not recognized measures under GAAP and do not have a standardized meaning prescribed by GAAP and therefore may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation from nor as a substitute for our financial information reported under GAAP. We use non-GAAP measures including EBITDA, Adjusted EBITDA and Adjusted EBITDA margin which may be calculated differently by other companies. These non-GAAP measures and metrics are used to provide investors with supplemental measures of our operating performance and liquidity and thus highlight trends in our business that may not otherwise be apparent when relying solely on GAAP measures. These supplemental non-GAAP financial measures should not be considered superior to, as a substitute for, or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. We also recognize that securities analysts, investors and other interested parties frequently use non-GAAP measures in the evaluation of companies within our industry.

Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net income before taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net (loss)/income (the most directly comparable U.S. GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.

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

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss)/income	$941,527	$(17,604,567)	$2,991,203	$(19,018,014)
Interest expense	168,830	160,671	323,002	803,931
Depreciation and amortization	194,790	401,350	390,499	797,664
Taxes	487,627	(652,147)	48,742	(1,261,424)
EBITDA	$1,792,774	$(17,694,693)	$3,753,446	$(18,677,843)

Other adjustments –
(Benefit)/ Provision for credit losses	(97,248)	511,880	(166,035)	578,546
Change in the fair value of warrants	(1,086,286)	(9,789)	(2,341,773)	(442,937)
Change in the fair value of deferred consideration	(211,535)	193,065	(396,070)	384,008
Stock based compensation	552,137	958,260	1,164,261	2,529,042
Impairment of goodwill and finite-lived intangible assets	-	16,888,739	-	16,888,739
Loan origination fees and costs	23,800	2,922	47,173	747
Adjusted EBITDA	$973,642	$850,384	$2,061,002	$1,260,302

For the period six months and three months ended June 30, 2024, our EBITDA income improved primarily as a result of decrease in General and Administrative expenses. This reduction was driven by lower investment hosting fees, decreased amortization and depreciation expenses, and reduced business insurance costs. Additionally, there were decreases in compensation, employee benefits, marketing expenses, and other insurance costs. These factors contributing to our financial performance are further discussed in the “Discussion of our Results of Operations” section below. Other adjustments include estimated future credit losses not yet realized, including amounts indemnified to PCCU for loans funded by them. The Company has entered into a Commercial Alliance Agreement with PCCU, pursuant to which the Company agreed to indemnify PCCU for claims associated with CRB activities including any loan default related losses for loans funded by PCCU. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

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

Six months ended June 30,		2024	2023	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$125,852,436	$226,798,931	(100,946,495)	(44.51)%
Average account fees	(2)	$432,888	$717,945	(285,057)	(39.70)%
Average active accounts	(3)	752	1,010	(258)	(25.51)%
Average account balance	(4)	$167,283	$224,553	(57,270)	(25.50)%
Average fees per account	(4)	$575	$711	(136)	(19.07)%

Three months ended June 30,		2024	2023	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$116,237,767	$230,740,605	(114,502,838)	(49.62)%
Average Account fees	(2)	$431,399	$729,160	(297,761)	(40.84)%
Average active accounts	(3)	760	1,002	(242)	(24.12)%
Average account balance	(4)	$152,877	$230,280	(77,403)	(33.61)%
Average fees per account	(4)	$567	$728	(161)	(22.06)%

(1)	Represents the average of monthly ending account balances

(2)	Reported account activity fee revenue

(3)	Represents the average of monthly ending active accounts

(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

For the six months ended June 30, 2024, there was a decline in the average number of accounts and fees compared to the previous period, primarily due to a decrease in clientele following the termination of an agreement with the Central Bank. We expect this trend to shift as we lead with our lending program typically requiring borrowers to place deposits with financial institutions with which we have relationships.

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

Discussion of our Results of Operations —2024 Compared to 2023 (Six Months Ended June 30)

Revenue

Six Months Ended June 30,	2024	2023	Change ($)	Change (%)
Deposit, activity, onboarding income	$3,302,590	$4,803,241	(1,500,651)	(31.24)%
Safe Harbor Program income	38,460	40,828	(2,368)	(5.80)%
Investment income	1,274,436	2,837,694	(1,563,258)	(55.09)%
Loan interest income	3,472,848	1,071,124	2,401,724	224.22%
Total Revenue	$8,088,334	$8,752,887	(664,553)	(7.59)%

Account fee income consists of deposit account fees, activity fees and onboarding income. We receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis.

The decrease in deposit, activity and onboarding income was primarily attributable to the decrease in the number of accounts related to the Abaca acquisition. In the six months ended June 30, 2024, PCCU accounted for $2,424,598 of the revenue generated from deposits, activities, and client onboarding. Related to this revenue, the Company recognized $277,721 in account hosting expenses, in accordance with the Commercial Alliance Agreement. In the six months ended June 30, 2023, PCCU contributed $2,763,684 to the revenue from similar sources, with account hosting expenses amounting to $116,258 as per the Loan Servicing Agreement provisions. These expenses were categorized under “General and Administrative Expenses” in the Consolidated Statements of Operations.

The Company provides similar account services and outsourced support to other financial institutions providing banking services to the cannabis industry.

Under our Commercial Alliance Agreement with PCCU, we pay 25% of the investment income as a hosting fee based on this income. In the six months ended June 30, 2024, the income derived from investment income associated with PCCU totaled $1,166,663. In relation to this income, the Company incurred $277,721 in investment hosting fees, consistent with the stipulations of the Commercial Alliance Agreement. In the six months ended June 30, 2023, PCCU’s contribution to investment income amounted to $2,837,694, against which the Company recorded investment hosting fees of $704,732, as governed by the terms of the Loan Servicing Agreement. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

We previously had a Loan Servicing Agreement with PCCU (related party) which has since been superseded by the Commercial Alliance Agreement. The loan interest income reflects our share of loan interest on issued loans. We are obligated to pay 0.35% on the total outstanding principal of each loan that is funded and serviced by PCCU. Loan interest earned on the Company’s direct loans and the indemnified loans grew as the Company increased its focus on lending. For the six months ended June 30, 2024, SHF serviced twenty-four loans, as compared to twelve loans in the six months ended June 30, 2023. In six months ended June 2024, the Company recognized $3,472,848 in loan interest income attributable to PCCU activities. The related expenses for this income included $72,057 in loan servicing fees, in compliance with both the Loan Servicing Agreement and the Commercial Alliance Agreement. In six months ended June 2023, loan interest income from PCCU operations amounted to $1,071,124, with associated loan servicing fees totaling $28,670, pursuant to the same agreements. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

Operating expenses

Six months ended June 30,	2024	2023	Change ($)	Change (%)
Compensation and employee benefits	$4,544,969	$6,199,851	$(1,654,882)	(26.69)%
General and administrative expenses	1,985,984	3,391,463	(1,405,479)	(41.44)%
Professional services	964,677	1,069,981	(105,304)	(9.84)%
Impairment of goodwill	-	13,208,276	(13,208,276)	(100.00)%
Impairment of finite lived intangible assets	-	3,680,463	(3,680,463)	(100.00)%
Rent expense	133,635	158,743	(25,108)	(15.82)%
(Benefit)/provision for credit losses	(166,035)	578,546	(744,581)	(128.70)%
Total operating expenses	$7,463,230	$28,287,323	$(20,824,093)	(73.62)%

Compensation and employee benefits decreased in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 on account of stock-based compensation and also related to a reduction in force.

Rent expenses decreased in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to reduction in the number of lease properties.

(Benefit)/ Provision for credit losses decreased in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to a decrease in the estimated loss rate.

For the six months ended June 30, 2024, general and administrative expenses decreased across various categories including: i) approximately $632,675 in investment hosting fees due to a reduction in investment income and ii) approximately $407,165 in amortization and depreciation due to the reduction in the gross value of intangible assets from impairment recorded in 2023.

Discussion of our Results of Operations —2024 Compared to 2023 (Three Months Ended June 30)

Revenue

Three Months Ended June 30,	2024	2023	Change ($)	Change (%)
Deposit, activity, onboarding income	$1,681,596	$2,557,410	(875,814)	(34.25)%
Safe Harbor Program income	19,230	(10,275)	29,505	287.15%
Investment income	500,617	1,420,542	(919,925)	(64.76)%
Loan interest income	1,836,092	604,831	1,231,261	203.57%
Total Revenue	$4,037,535	$4,572,508	(534,973)	(11.70)%

Account fee income consists of deposit account fees, activity fees and onboarding income. We receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis.

The decrease in deposit, activity and onboarding income was primarily attributable to the decrease in the number of accounts related to the Abaca acquisition. In the three months ended June 30, 2024, PCCU accounted for $1,206,922 of the revenue generated from deposits, activities, and client onboarding. Related to this revenue, the Company recognized $121,108 in account hosting expenses, in accordance with the Commercial Alliance Agreement. In the three months ended June 30, 2023, PCCU contributed $1,385,845 to the revenue from similar sources, with account hosting expenses amounting to $60,833 as per the Loan Servicing Agreement provisions. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

The Company provides similar account services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement.

We have agreements with PCCU (related party) and Five Star Bank (FSB) where our financial institution clients pay us interest on the daily account balance as per the rates in the agreements. Under our Commercial Alliance Agreement with PCCU, we pay 25% of the investment income as a hosting fee based on this income. In the three months ended June 30, 2024, the income derived from investment income associated with PCCU totaled $435,238. In relation to this income, the Company incurred $117,620 in investment hosting fees, consistent with the stipulations of the Commercial Alliance Agreement. In three months ended June 30, 2023, PCCU’s contribution to investment income amounted to $1,420,542, against which the Company recorded investment hosting fees of $381,427, as governed by the terms of the Loan Servicing Agreement. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

We had a Loan Servicing Agreement with PCCU (related party) where our financial institution carries the loan balances on their financial statement; the Loan Servicing Agreement has since been superseded by the Commercial Alliance Agreement. The loan interest income reflects our share of loan interest on issued loans. We are obligated to pay 0.35% on the total outstanding principal of each loan that is funded and serviced by PCCU. Loan interest earned on the Company’s direct loans and the indemnified loans grew as the Company increased its focus on lending. For the quarter ended June 30, 2024, SHF serviced twenty-four loans, as compared to twelve loans in the quarter ended June 30, 2023. In the quarter ended June 30, 2024, the Company recognized $1,836,093 in loan interest income attributable to PCCU activities. Related expenses for this income included $36,156 in loan servicing fees, in compliance with both the Loan Servicing Agreement and the Commercial Alliance Agreement. In the quarter ended June 30, 2023, loan interest income from PCCU operations amounted to $604,831, with associated loan servicing fees totaling $16,741, pursuant to the same agreements. These expenses were categorized under “General and Administrative Expenses” in the Consolidated Statements of Operations.

Operating expenses

Three months ended June 30,	2024	2023	Change ($)	Change (%)
Compensation and employee benefits	$2,264,931	$2,540,331	$(275,400)	(10.84)%
General and administrative expenses	1,001,764	1,852,589	(850,825)	(45.93)%
Professional services	503,727	620,735	(117,008)	(18.85)%
Impairment of goodwill	-	13,208,276	(13,208,276)	(100.00)%
Impairment of finite lived intangible assets	-	3,680,463	(3,680,463)	(100.00)%
Rent expense	64,198	71,001	(6,803)	(9.58)%
(Benefit)/provision for credit losses	(97,248)	511,880	(609,128)	(119.00)%
Total operating expenses	$3,737,372	$22,485,275	$(1,859,164)	(83.38)%

Compensation and employee benefits decreased in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 on account of stock-based compensation and the decrease in the headcount.

Rent expenses decreased in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to reduction in the number of lease properties.

(Benefit)/ Provision for credit losses decreased in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to a decrease in the loss rate.

For the three months ended June 30, 2024, general and administrative expenses decreased across various categories including: i) approximately $345,271 in investment hosting fees due to a reduction in investment income , and (ii) approximately $206,560 in amortization and depreciation due to the reduction in the gross value of intangible assets from impairment recorded in 2023.

Financial Condition

Cash and cash equivalents

Cash and cash equivalents totaled $6,111,982 and $4,888,769 as of June 30, 2024 and December 31, 2023, respectively.

Cash flows

For the six months ended June 30, 2024, the Company generated $2,704,637 in cash from operations, compared to cash used of $964,786 for the six months ended June 30, 2023. This improvement was mainly due to lower operating expenses and the greater number of performing loans at better interest rates than the previous period.

For the six months ended June 30, 2024, the Company generated $6,083 in cash from investing activities, compared to $813,686 for the six months ended June 30, 2023. The decrease was primarily due to the repayment of loans by customers in the previous period.

For the six months ended June 30, 2024, the Company used $1,487,507 in cash for financing activities, compared to zero cash flow in the corresponding period of 2023. This was mainly due to the repayments on the senior secured promissory note during 2024, which was not in place during the three months ended June 30, 2023.

Liquidity and going concern

Liquidity refers to our capacity to fulfill anticipated cash demands, encompassing obligations to settle debt, sustain assets and operations, distribute earnings to shareholders, and cover other typical business expenditures. Our cash outflows predominantly settle towards repaying debt principal and interest, distributing dividends to shareholders, and financing our operational activities. The main contributors to our liquidity are the cash inflows from our operational performance. As of June 30, 2024, the Company reports no significant commitments to capital investments.

As of June 30, 2024, the Company had $6,111,982 in cash and net working capital of $301,738, as compared to $4,888,769 in cash and net working capital deficit of $135,355 as at December 31, 2023. The retained deficit was $69,444,867 on June 30, 2024, and $71,569,821 on December 31, 2023. The Company has also generated operating income of $300,163 and $625,104 for the three months and six months period ended June 30, 2024.

For the six months ended June 30, 2024, the Company reported positive operating income and net working capital. However, considering the historical data from the four preceding quarters, where the Company experienced negative operating income and negative net working capital, management acknowledges the need to closely evaluate the financial performance in upcoming quarters to mitigate any going concern risks. As of June 30, 2024, due to these historical trends, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

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

As of June 30, 2024, there were no significant changes in the application or the nature of accounting estimates that are considered critical in nature from those presented in our Annual Report on Form 10-K.

Emerging Growth Company Status

We are an “emerging growth company,” or “EGC,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period, for as long as it is available. We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act (June 23, 2026) or (b) in which we have total annual gross revenue of at least $1.07 billion, (2) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning provided in the JOBS Act.

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the six months ended June 30, 2024, the Company has identified two (2) material weaknesses within our internal controls associated with Revenue Recognition and Complex Financial Instruments. Refer to Item 4 of this Quarterly Report on Form 10-Q for additional details.

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

The below schedule demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits:

	June 30, 2024 (Unaudited)	December 31, 2023 (Unaudited)
CRB related deposits	$90,562,105	$129,350,998
Capacity at 60%	54,337,263	77,610,599
PCCU net worth	83,299,448	81,087,746
Capacity at 1.3125	109,330,526	106,670,306
Limiting capacity	54,337,263	77,610,599
PCCU loans funded	54,209,933	55,660,039
Amounts available under lines of credit	750,000	525,000
Incremental capacity*	$(622,670)	$21,425,560

* If the loans funded by PCCU exceed the limiting capacity, the CAA specifies that PCCU will be unable to fund additional loans until the incremental capacity is positive.

The revenue from the PCCU Agreements recognized in the statements of operations consists of the following for the periods ended June 30, 2024, and June 30, 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Account servicing agreement	$-	$-	$-	$3,261,284
Commercial alliance agreement	3,478,251	3,411,218	7,064,107	3,411,218
Total	$3,478,251	$3,411,218	$7,064,107	$6,672,502

The operating expense from the PCCU Agreements recognized in the statements of operations consists of the following for the periods ended June 30, 2024, and June 30, 2023:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Support services agreement	$-	$-	$-	$378,730
Loan servicing agreement	-	-	-	11,929
Commercial alliance agreement	274,884	459,001	575,145	459,001
Total	$274,884	$459,001	$575,145	$849,660

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2024.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Prior to March 31, 2024, the Company has the following material weakness outstanding which we consider remediated as of and during the period ended March 31, 2024:

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

We consider the following material weaknesses to be outstanding as of June 30, 2024:

Revenue Recognition: During the six months ended June 30, 2024 and June 30, 2023, the Company’s revenue was earned through certain related party contracts with PCCU that define contractually the revenue earned by the Company from PCCU for account servicing. The Company has identified a material weakness in our internal control over financial reporting related to the need to enhance the design and operating effectiveness of internal controls over the review of revenue recognition from allocations that occurs on a monthly basis between the Company and PCCU.

To remediate this material weakness, the Company has implemented a monthly process with enhanced management review controls to perform and review revenue recognition. The analysis and disclosures are assessed by senior management of the Company performing review of the documentation and disclosures.

Complex Financial Instruments: During the six months ended June 30, 2024 and June 30, 2023, the Company had a material weakness with regard to the ineffectiveness in management review controls of the accounting, disclosure and valuation of complex financial instruments (warrants, deferred consideration, forward purchase agreement, and stock-based compensation).

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

Changes in Internal Control over Financial Reporting

Other than as noted above in the June 30, 2024 material weaknesses, there was no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024 covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, Management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in the risk factors disclosed under Part I, Item 1A of our Form 10-Q for the period ended March 31, 2024.

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

(b) Use of Proceeds from the Public Offering

None.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated October 31, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
2.2	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 16, 2022).
2.3	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
2.4	First Amendment to Second Amendment to Agreement and Plan of Merger Warrant Agreement and Lock-up Agreement (incorporated by reference to Exhibit 2.8 of the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2024).
10.1	Amendment to Employment Agreement dated April 2, 2024 between the Company and James Dennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
10.2	Amendment to Employment Agreement dated April 2, 2024 between the Company and Donald Emmi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Sundie Seefried	Chief Executive Officer (Principal Executive Officer)	August 14, 2024
Sundie Seefried

/s/ James H. Dennedy	Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2024
James H. Dennedy

