Form 10-Q
period 2024-09-30
SHF Holdings, Inc.
filed 2024-11-12
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were outstanding 55,673,327 shares of the Company’s Class A Common Stock, $0.0001 par value per share.

SHF HOLDINGS, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$5,861,475	$4,888,769
Accounts receivable – trade	237,757	121,875
Accounts receivable – related party	966,643	2,095,320
Prepaid expenses – current portion	492,375	546,437
Accrued interest receivable	15,601	13,780
Forward purchase receivable	4,584,221	-
Short-term loans receivable, net	13,091	12,391
Other current assets	-	82,657
Total Current Assets	$12,171,163	$7,761,229
Long-term loans receivable, net	374,429	381,463
Property, plant and equipment, net	5,151	84,220
Operating lease right to use assets	742,609	859,861
Goodwill	6,058,000	6,058,000
Intangible assets, net	3,249,459	3,721,745
Deferred tax asset	43,802,927	43,829,019
Prepaid expenses – long term position	450,000	562,500
Forward purchase receivable	-	4,584,221
Security deposit	19,333	18,651
Total Assets	$66,873,071	$67,860,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$125,281	$217,392
Accounts payable-related party	106,593	577,315
Accrued expenses	788,052	1,008,987
Contract liabilities	47,565	21,922
Lease liabilities – current	159,408	132,546
Senior secured promissory note – current portion	3,105,906	3,006,991
Deferred consideration – current portion	2,984,533	2,889,792
Forward purchase derivative liability	7,309,580	-
Other current liabilities	64,686	41,639
Total Current Liabilities	$14,691,604	$7,896,584
Warrant liabilities	1,408,084	4,164,129
Deferred consideration – long term portion	388,000	810,000
Forward purchase derivative liability	-	7,309,580
Senior secured promissory note—long term portion	8,662,724	11,004,175
Net deferred indemnified loan origination fees	390,739	63,275
Lease liabilities – long term	753,800	875,447
Indemnity liability	1,225,660	1,382,408
Total Liabilities	$27,520,611	$33,505,598
Commitment and Contingencies (Note 13)
Stockholders’ Equity
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 and 1,101 shares issued and outstanding on September 30, 2024, and December 31, 2023, respectively	-	-
Class A common stock, $.0001 par value, 130,000,000 shares authorized, 55,673,327 and 54,563,372 issued and outstanding on September 30, 2024, and December 31, 2023, respectively	5,569	5,458
Additional paid in capital	108,437,941	105,919,674
Retained deficit	(69,091,050)	(71,569,821)
Total Stockholders’ Equity	$39,352,460	$34,355,311
Total Liabilities and Stockholders’ Equity	$66,873,071	$67,860,909

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Revenue	$3,482,630	$4,332,974	$11,570,964	$13,085,861

Operating Expenses
Compensation and employee benefits	$1,839,244	$2,069,910	$6,384,213	$8,269,761
General and administrative expenses	929,406	1,482,792	2,915,390	4,874,255
Impairment of goodwill	-	-	-	13,208,276
Impairment of finite-lived intangible assets	-	-	-	3,680,463
Professional services	463,452	361,804	1,428,129	1,431,785
Rent expense	66,170	87,951	199,805	246,694
Provision (benefit) for credit losses	7,449	(200,932)	(158,586)	377,614
Total operating expenses	$3,305,721	$3,801,525	$10,768,951	$32,088,848
Operating income/ (loss)	$176,909	$531,449	$802,013	$(19,002,987)
Other income /(expenses)
Change in the fair value of deferred consideration	(68,811)	(197,307)	327,259	(581,315)
Interest expense	(161,716)	(159,533)	(484,718)	(963,464)
Change in fair value of warrant liabilities	414,272	(860,735)	2,756,045	(417,798)
Total other income/ (expenses)	$183,745	$(1,217,575)	$2,598,586	$(1,962,577)
Net income/ (loss) before income tax	360,654	(686,126)	3,400,599	(20,965,564)
Income tax benefit/ (expense), net	(6,837)	(61,941)	(55,579)	1,199,483
Net income/ (loss)	$353,817	$(748,067)	$3,345,020	$(19,766,081)
Weighted average shares outstanding, basic	55,501,354	49,257,988	55,382,066	38,725,273
Basic net income/ (loss) per share	$0.01	$(0.02)	$0.06	$(0.51)
Weighted average shares outstanding, diluted	56,550,287	49,257,988	56,430,999	38,725,273
Diluted income / (loss) per share	$0.01	$(0.02)	$0.06	$(0.51)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	111	-	55,431,001	$5,545	$107,900,303	$(69,444,867)	$38,460,981
Issuance of equity for marketing services	-	-	242,326	24	149,976	-	150,000
Restricted stock units (net of tax)	-	-	-	-	33,127	-	33,127
Stock compensation cost	-	-	-	-	354,535	-	354,535
Net income	-	-	-	-	-	353,817	353,817
Balance, September 30, 2024	111	-	55,673,327	$5,569	$108,437,941	$(69,091,050)	$39,352,460

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Preferred Stock		Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2023	4,221	$-	46,265,317	$4,627	$97,923,103	$(70,577,990)	$27,349,740
Conversion of PIPE shares	(410)	-	328,000	33	358,717	(358,750)	-
Stock option conversion	-	-	-	-	388,559	-	388,559
Restricted stock units	-	-	-	-	33,735	-	33,735
Net loss	-	-	-	-	-	(748,067)	(748,067)
Balance, September 30, 2023	3,811	$-	46,593,317	$4,660	$98,704,114	$(71,684,807)	$27,023,967

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	1,101	$-	54,563,372	$5,458	$105,919,674	$(71,569,821)	$34,355,311
Conversion of PIPE shares	(990)	-	792,000	79	866,170	(866,249)	-
Issuance of equity for marketing services	-	-	242,326	24	149,976	-	150,000
Restricted stock units (net of tax)	-	-	75,629	8	54,280	-	54,288
Stock compensation cost	-	-	-	-	1,447,841	-	1,447,841
Net Income	-	-	-	-	-	3,345,020	3,345,020
Balance, September 30, 2024	111	-	55,673,327	5,569	108,437,941	(69,091,050)	39,352,460

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Preferred Stock		Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	14,616	$1	23,732,889	$2,374	$44,806,031	$(39,695,281)	$5,113,125

Cumulative effect from adoption of CECL	-	-	-	-	-	(581,321)	(581,321)
Conversion of PIPE shares	(10,805)	(1)	10,394,200	1,039	11,641,086	(11,642,124)	-
Stock option conversion	-	-	-	-	1,707,763	-	1,707,763
Restricted stock units	-	-	1,266,228	127	1,243,446	-	1,243,573
Reversal of deferred underwriting cost	-	-	-	-	900,500	-	900,500
Issuance of shares to PCCU (net of tax)	-	-	11,200,000	1,120	38,405,288	-	38,406,408
Net loss	-	-	-	-	-	(19,766,081)	(19,766,081)

Balance, September 30, 2023	3,811	$-	46,593,317	$4,660	$98,704,114	(71,684,807)	$27,023,967

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$3,345,020	$(19,766,081)
Adjustments to reconcile net income/ (loss) to net cash provided by/ (used in) operating activities:
Depreciation and amortization expense	551,356	1,086,535
Marketing expense settled via equity	25,000	-
Stock compensation expense (net of RSU tax adjustment)	1,502,129	2,951,336
Amortization of net deferred indemnified loan origination fees	(75,135)	-
Interest expense	-	963,464
(Benefit)/ provision for credit losses	(158,586)	377,614
Lease expense	22,467	110,273
Impairment of goodwill	-	13,208,276
Impairment of finite-lived intangible assets	-	3,680,463
Deferred tax expense/(benefit), net	36,562	(1,199,483)
Change in the fair value of deferred consideration	(327,259)	581,315
Change in fair value of warrant	(2,756,045)	417,798
Changes in operating assets and liabilities:
Accounts receivable – trade	(115,882)	10,858
Accounts receivable – related party	1,128,677	78,079
Contract assets	-	19,055
Prepaid expenses	291,562	84,478
Accrued interest receivable	(1,824)	(83,017)
Deferred underwriting payable	-	(550,000)
Other current assets	82,657	150,817
Other current liabilities	12,574	61,621
Accounts payable	(92,114)	(1,874,633)
Accounts payable – related party	(470,722)	(43,105)
Accrued expenses	(220,930)	(552,395)
Contract liabilities	25,643	62,406
Net deferred indemnified loan origination fees	402,601	-
Security deposit	(682)	(706)
Net cash provided by (used in) operating activities	3,207,069	(225,032)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Purchase of property and equipment	-	(208,434)
Net repayment of loans	8,173	991,914
Net cash provided by investing activities	8,173	783,480
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of senior secured promissory note	(2,242,536)	-
Net cash used in financing activities	(2,242,536)	-

Net increase in cash and cash equivalents	972,706	558,449
Cash and cash equivalents – beginning of period	4,888,769	8,390,195
Cash and cash equivalents – end of period	$5,861,475	$8,948,644
Supplemental disclosure of cash flow information
Interest paid	$416,852	$-
Non-Cash transactions:
Marketing expense settled via common stock	$125,000	$-
Shares issued for the settlement of PCCU debt obligation	-	38,406,408
Cumulative effect from adoption of CECL	-	581,321
Interest payment on senior secured promissory note	-	260,007
Reversal of deferred underwriting cost	-	900,500

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

Refer to Note 2 to the Company’s Annual Report on Form 10-K for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes, or (iii) the Company views as critical as of the date of this report.

ii. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2024 or other future interim periods. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC (the “2023 Form 10-K”).

The Company has made certain immaterial reclassifications to the statements of operations for the three and nine months ended September 30, 2023, to conform to the presentation for the three and nine months ended September 30, 2024. These reclassifications, totaling $197,307 and $581,315 for the three and nine months ended September 30, 2023 respectively, were moved from ‘Interest Expense’ to ‘Change in the Fair Value of Deferred Consideration’. Corresponding adjustments have been made to the statement of cash flows and the applicable notes to the unaudited condensed consolidated financial statements.

The condensed consolidated financial statements include the accounts of SHF Holdings, Inc. and its subsidiaries where the Company have controlling financial interests. All intercompany balances and transactions have been eliminated.

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

In addition to providing compliance and related services for its financial institution partners, the Company offers services to businesses operating primarily in the cannabis industry as well as businesses offering cannabis adjacent services. Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis would likely result in the Company inability to execute our business plan.

Currently the Company substantially relies on PCCU to hold customer deposits and fund its originated loans. The majority of the Company’s revenue is generated by deposits and loans hosted by PCCU pursuant to a commercial alliance agreement dated March 29, 2023 between PCCU and the Company, as previously disclosed as an exhibit to the Form 10-K for the fiscal year ended December 31, 2023 (the “PCCU CAA”).

The Company had only one loan on its balance sheet as of September 30, 2024, which comprises 100% of the total loan balance. The Company also indemnified twenty-four loans as of September 30, 2024; of which three of these indemnified loans were in excess of 10% of the total balance.

iv. Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Material estimates that are particularly subject to change in the near term include the determination of the allowance for credit losses, indemnification liabilities, useful lives of intangibles and the fair value of financial instruments. Actual results could differ from the estimates.

v. Segments

We have determined that our Chief Executive Officer (“CEO”) serves as the Chief Operating Decision Maker (“CODM”), who regularly reviews the financial performance of the business on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The Company operates as one reportable segment and one operating segment, which focuses on providing financial services, particularly tailored to the cannabis industry.

In making this determination, we consider factors such as the nature of our operating activities, the organizational and reporting structure, and the information reviewed by the CODM to evaluate and allocate resources effectively. All of our assets are located within the United States.

vi. Liquidity and Going Concern

As of September 30, 2024, the Company had $5,861,475 in cash and net working capital deficit of $2,520,441, as compared to $4,888,769 in cash and net working capital deficit of $135,355 as of December 31, 2023. The retained deficit was $69,091,050 on September 30, 2024, and $71,569,821 on December 31, 2023. The Company has also generated operating income of $176,909 and $802,013 for the three and nine months ended September 30, 2024 respectively.

For the nine months ended September 30, 2024, the Company reported positive operating income. However, considering the historical data, where the Company experienced negative operating income and negative net working capital, management acknowledges the need to closely evaluate the financial performance in upcoming quarters to mitigate any going concern risks. As of September 30, 2024, due to these historical trends, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

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

vii. Recently Issued Accounting Standards

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

The term “profits interest” is not explicitly defined in U.S. GAAP. Rather, an IRS Revenue Procedure (Rev Proc 93-27) defines a “Profits Interest” as a “partnership interest other than a capital interest.” Unlike a capital interest, which provides rights to existing net assets of an entity, a profits interest only provides rights to future profits and/or equity appreciation of an entity. This distinction, along with other terms, conditions and characteristics of profits interests often complicates accounting decisions for profits interests, leading to diversity in practice whether to account for profits interests under ASC 718 or other U.S. GAAP.

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

ASU 2024-02: Codification Improvements—Amendments to Remove References to the Concepts Statements

The ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The FASB has a standing project on its agenda to address suggestions received from stakeholders on the Accounting Standards Codification and other incremental improvements to U.S. GAAP. This effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance and other minor improvements. In the Board’s view, removing all references to Concept Statements in the guidance will simplify the codification and draw a distinction between authoritative and non-authoritative literature.

The amendments in the Update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. The Company does not expect this ASU to have a material impact on its unaudited condensed consolidated financial statements.

Note 3. Deferred Consideration

On November 11, 2022, as provided in Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2022, on November 11, 2022, the Company entered into the first Amendment to the Merger Agreement and Plan of Merger to that certain Agreement and Plan of Merger, dated as of October 29, 2022, by and among the Parent, SHF Merger Sub I, a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub I”), SHF Merger Sub II, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Parent (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Company Security Holders (the “Merger Agreement”). The Merger Agreement provided for payment of $30 million through a mix of cash and stock. The payment structure included $9 million in cash, distributed in three equal installments, with the first installment occurring at the merger closing and the other installments being paid on the first and second anniversaries of the merger closing. Additionally, the Class A Common Stock consideration was settled through 2,100,000 Class A Common Stock which represented a monetary equivalent calculated against the closing trading price, alongside deferred stock consideration calculated with a 10-day VWAP formula. Adjustments were made via amendments to redefine the terms and conditions of the deferred stock and cash considerations. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2022.

A Second Amendment to the Merger Agreement, dated October 26, 2023, by and among the Company, Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders as referenced in Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023 (the “Amended Abaca Merger Agreement”) amends the Merger Agreement to provide for deferred stock consideration of 5,835,822 shares of Class A Common Stock to be issued at the first anniversary of the Abaca Merger Agreement based on a recalculated value of $2.00 per share. No changes affected the scheduled cash payments under the Amended Abaca Merger Agreement/the Merger Agreement. Furthermore, a third-anniversary consideration of $1.5 million was introduced, payable in cash or Class A Common Stock at the Company’s discretion, alongside an issue of 5,000,000 stock warrants at an exercise price of $2.00 per share of Class A Common Stock. The adjustments and additional considerations have been valued and recorded according to ASC 815, reflecting changes in the fair value of deferred consideration in the consolidated statements of operations.

The change in the amount of deferred consideration from January 1, 2023, to September 30, 2024, is as follows:

	Stock Consideration	Cash Consideration	Third Anniversary Consideration Payment
January 1, 2023	$11,456,639	$5,650,775	$-
Less: Working capital adjustment	(108,691)	-	-
Less: Issuance of shares and payment to shareholders	(4,085,075)	(3,000,000)	-
Less: Issuance of Abaca warrants	(1,643,699)	-	-
Less: Issuance of third anniversary payment consideration	(430,000)	-	430,000
Less: Gain recognized in the consolidated statements of operations	(5,645,107)	-	-
Add: Fair value adjustment	455,933	239,017	380,000
December 31, 2023	-	2,889,792	810,000
Add: Fair value adjustment	-	94,741	(422,000)
September 30, 2024	$-	$2,984,533	$388,000

On October 17, 2024, SHF Holdings, Inc. filed a declaratory judgment complaint in the District Court for the City and County of Denver, Colorado, under Case No. 2024CV33187, titled *SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll*. This complaint addresses issues related to the Second Amendment to the Merger Agreement, dated October 26, 2023 (Refer Note 20, Subsequent Events).

Note 4. Goodwill and Finite-lived Intangible Assets

Goodwill

The Company’s goodwill was derived from the Abaca Merger, where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually, or more frequently if a triggering event occurs.

In 2023, the Company conducted an interim goodwill and intangible impairment assessment on June 30, 2023, and found that the carrying value of goodwill exceeded its fair value, leading to the recognition of a $13,208,276 non-cash goodwill impairment charge in the Company’s consolidated statements of operations. The December 31, 2023, annual impairment test resulted in no additional impairment change recognized, as the fair value did not surpass the carrying value. As of September 30, 2024, and December 31, 2023, the carrying value of the company’s goodwill was $6,058,000.

As of September 30, 2024, the Company has not conducted an interim impairment assessment of its assets, due to the absence of any triggering events. Therefore, no additional impairment charges have been recognized in this reporting period.

As of September 30, 2024, and December 31, 2023, the Company’s accumulated goodwill impairment was $13,208,276.

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

As of September 30, 2024, the Company has not conducted an interim impairment assessment of its assets, due to the absence of any triggering events. Therefore, no additional impairment changes have been recognized in this reporting period.

Following is a summary of the Company’s finite-lived intangible assets as of September 30, 2024 and December 31, 2023:

	Remaining Useful Life in Years	December 31, 2023 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	September 30, 2024 (A+B-C-D)
Market related intangible assets	6.12 Years	$65,216	$-	$7,126	$-	$58,090
Customer relationships	8.12 Years	56,775	-	4,805	-	51,970
Developed technology	5.12 Years	3,599,754	-	460,355	-	3,139,399
Total intangible assets		$3,721,745	$-	$472,286	$-	$3,249,459

	Remaining Useful Life in Years	December 31, 2022 (A)	Acquired in Acquisition (B)	Amortization (C)	Impairment (D)	December 31, 2023 (A+B-C-D)
Market related intangible assets	6.87 Years	$2,066,918	$-	$136,034	1,865,668	$65,216
Customer relationships	8.87 Years	1,974,795	-	103,225	1,814,795	56,775
Developed technology	5.87 Years	6,579,374	-	960,619	2,019,001	3,599,754
Total intangible assets		$10,621,087	$-	$1,199,878	5,699,464	$3,721,745

During the nine months ended September 30, 2024, amortization expense and impairment of finite-lived intangible assets were $472,286 and $0, respectively, compared to $954,850 and $3,680,463, respectively, for the nine months ended September 30, 2023.

Note 5. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	September 30, 2024	December 31, 2023
Commercial real estate loans receivable, gross	$396,405	$404,577
Allowance for credit losses	(8,885)	(10,723)
Commercial real estate loans receivable, net	387,520	393,854
Current portion	(13,091)	(12,391)
Noncurrent portion	$374,429	$381,463

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed to be sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the loan portfolio. The Company’s estimated the allowance for credit losses on the reporting date in accordance with the credit loss policy described in Note 2 to the 2023 Form 10-K.

The allowance for credit losses consists of the following activity for the three and nine months ended September 30, 2024 and September 30, 2023:

Three months ended September 30,	2024	2023
Allowance for credit losses
Beginning balance	$8,833	$19,169
Cumulative effect from adoption of CECL	-	-
Charge-offs	-	-
Recoveries	-	-
(Benefit)/ Provision	52	(4,736)
Ending balance	$8,885	$14,433

Nine months ended September 30,	2024	2023
Allowance for credit losses
Beginning balance	$10,723	$21,488
Cumulative effect from adoption of CECL	-	14,980
Charge-offs	-	-
Recoveries	-	-
(Benefit)/ Provision	(1,838)	(22,035)
Ending balance	$8,885	$14,433

	September 30, 2024	September 30, 2023
Loans receivable:
Individually evaluated for an allowance for credit loss	$-	$-
Collectively evaluated for an allowance for credit loss	396,405	407,535
	396,405	$407,535
Allowance for credit losses:
Individually evaluated for an allowance for credit loss	$-	$-
Collectively evaluated for an allowance for credit loss	8,885	14,433
	8,885	$14,433

On September 30, 2024 and December 31, 2023, no loans were past due or classified as non-accrual.

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

The carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating is as follows:

Risk rating	September 30, 2024	December 31, 2023
4	$-	$404,577
6	396,405	-
Grand total	$396,405	$404,577

Note 6. Indemnification Liability

As discussed at Note 8 to the unaudited condensed consolidated financial statements, and pursuant to the PCCU CAA, PCCU funds loans through a third-party vendor. SHF earns the associated interest and pays PCCU a loan hosting payment at an annual rate of 0.35% of the outstanding loan principal funded and serviced by PCCU and 0.25% of the outstanding loan principle serviced by SHF. The schedule below details outstanding amounts funded by PCCU and categorized as either collateralized loans or unsecured loans and lines of credit.

	September 30, 2024	December 31, 2023
Secured term loans	$53,935,225	$55,215,013
Unsecured loans and lines of credit	897,170	431,640
Total loans funded by PCCU	$54,832,395	$55,646,653

Secured loans contained an interest rate ranging from 8.00% to 13.00%. Unsecured loans and lines of credit contain an interest rate ranging from 10.00% to 12.50%. Unsecured lines of credit had incremental availability of $213,792 and $996,958 on September 30, 2024 and December 31, 2023, respectively.

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

The indemnity liability activity are as follows:

	Nine months ended September 30,
	2024	2023
Beginning balance	$1,382,408	$499,465
Cumulative effect from adoption of CECL	-	566,341
Charge-offs	-	-
Recoveries	-	-
(Benefit)/ Provision	(156,748)	399,649
Ending balance	$1,225,660	$1,465,455

As of September 30, 2024, the company’s entire loan portfolio was current and performing. However, as of December 31, 2023, one loan had been classified as nonaccrual. On December 29, 2023, the company successfully negotiated an amendment agreement to the nonaccrual loan agreement, resulting in the payment of all overdue amounts and restoring the loan to current status. During the second quarter of 2024, the company received the full principal amount of the loan, along with all accrued interest.

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

The carrying value, excluding the CECL Reserve, of the Company’s indemnified loans held at carrying value within each risk rating is as follows:

Risk rating	September 30, 2024	December 31, 2023
3	$9,865,187	$10,100,000
4	2,981,751	3,431,640
5	25,980,436	28,115,013
6	12,016,208	10,900,000
7	3,988,813	3,100,000
Grand total	$54,832,395	$55,646,653

The provision (benefit) for credit losses on the statement of operations consists of the following activity for the three months ended September 30, 2024 and September 30, 2023:

	September 30, 2024			September 30, 2023
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$52	7,397	7,449	$(4,736)	$(196,196)	$(200,932)

The provision (benefit) for credit losses on the statement of operations consists of the following activity for the nine months ended September 30, 2024 and September 30, 2023:

	September 30, 2024			September 30, 2023
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Provision (benefit)	$(1,838)	(156,748)	(158,586)	$(22,035)	$399,649	$377,614

Note 7. Property and Equipment, Net

Property and equipment consist of the following:

	September 30, 2024	December 31, 2023
Equipment	$45,397	$45,397
Software	51,692	51,692
Improvement	71,635	71,635
Office furniture	215,504	215,504
	384,228	384,228
Less: accumulated depreciation	(379,077)	(300,008)
Property and equipment, net	$5,151	$84,220

Note 8. Related Party Transactions

Commercial Alliance Agreement

On March 29, 2023, the Company and PCCU entered into the Commercial Alliance Agreement (referred to as “PCCU CAA”). This Agreement sets forth the terms and conditions governing the relationship between the Company and PCCU. The PCCU CAA sets forth the application, underwriting, loan approval, and foreclosure process for loans from PCCU to borrowers that are cannabis-related businesses and the loan servicing and monitoring responsibilities provided by the Company and PCCU. In particular, the PCCU CAA provides for procedures to be followed upon the default of a loan to ensure that neither the Company nor PCCU will take title to or possession of any cannabis-related assets, including real property, that may be collateral for a loan funded by PCCU pursuant to the PCCU CAA. Under the PCCU CAA, PCCU has the right to receive monthly fees for managing loans. For CRB loans, which are funded by PCCU but primarily managed by the Company, a yearly fee of 0.25% of the remaining loan balance is applied. On the other hand, loans both funded and serviced by the PCCU are charged a yearly fee of 0.35% on their outstanding balance. These fees are calculated using the average daily balance of each loan for the preceding month. In addition, the Company’s is obligated by the PCCU CAA to indemnify PCCU from certain default-related loan losses (as defined in the PCCU CAA).

In addition, the PCCU CAA provides for certain fees to be paid to the Company for certain identified account related services to include: all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system for a monthly fee equal to $30.96 per account in 2022, $25.32-$27.85 per account in 2023, and $26.08-$28.69 in 2024. In addition, as it pertains to CRB deposits held at PCCU, investment and interest income earned on these deposits (excluding interest income on loans funded by PCCU) will be shared 25% to PCCU and 75% to the Company. Finally, under the PCCU CAA, PCCU will continue to allow its ratio of CRB-related deposits to total assets to equal at least 60% unless otherwise dictated by regulatory, regulator or policy requirements. The initial term of the PCCU CAA is for a period of two years, with a one-year automatic renewal unless a party provides one hundred twenty days’ written notice prior to the end of the term.

The schedule below demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits:

	September 30, 2024 (Unaudited)	December 31, 2023 (Unaudited)
CRB related deposits	$89,002,717	$129,350,998
Capacity at 60%	53,401,630	77,610,599
PCCU net worth	83,053,443	81,087,746
Capacity at 1.3125	109,007,644	106,427,667
Limiting capacity	53,401,630	77,610,599
PCCU loans funded	53,935,225	55,660,039
Amounts available under lines of credit	897,170	525,000
Incremental capacity*	$(1,430,765)	$21,425,560

*	If the loans funded by PCCU exceed the limiting capacity, the PCCU CAA specifies that PCCU will be unable to fund additional loans until the incremental capacity is positive.

The revenue from the PCCU CAA recognized in the statements of operations consists of the following for the periods ended September 30, 2024, and September 30, 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Account servicing agreement	$-	$-	$-	$3,261,284
Commercial Alliance Agreement	3,130,486	3,380,128	10,194,593	6,791,346
Total	$3,130,486	$3,380,128	$10,194,593	$10,052,630

The operating expenses from the PCCU CAA recognized in the statements of operations consists of the following for the periods ended September 30, 2024, and September 30, 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Support services agreement	$-	$-	$-	$378,730
Loan servicing agreement	-	-	-	11,928
Commercial Alliance Agreement	262,761	328,668	837,906	812,790
Total	$262,761	$328,668	$837,906	$1,203,448

The outstanding balances associated with PCCU disclosed in the balance sheet are as follows:

	September 30, 2024	December 31, 2023
Accounts receivable	$966,643	$2,095,320
Accounts payable	106,593	577,315
Senior Secured Promissory Note (Refer to Note 9 to the unaudited condensed consolidated financial statements)	11,768,630	14,011,166

Of the $5.86 million and $4.89 million of cash and cash equivalents on September 30, 2024 and December 31, 2023, respectively, $5.56 million and $4.6 million of the cash and cash equivalents, respectively, were held in deposit accounts at PCCU as a related party.

Note 9. Senior Secured Promissory Note

	September 30, 2024	December 31, 2023
Senior Secured Promissory Note (current)	$3,105,906	$3,006,991
Senior Secured Promissory Note (long term)	8,662,724	11,004,175
	$11,768,630	$14,011,166

On March 29, 2023, the Company and PCCU entered into definitive transaction documents to settle and restructure the deferred obligation following the Business Combination under which the Company has issued the five-year Senior Secured Promissory Note (the “PCCU Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement, as referenced in Exhibit 3 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2023, pursuant to which the Company will grant, as collateral for the PCCU Note, a first priority security interest in substantially all of the assets of the Company.

The PCCU Note amount will be paid in 54 installments of principal and interest of $295,487 each starting from November 5, 2023 and for the period between March 29, 2023, to October 5, 2023, the Company has paid the interest portion.

The repayment schedule of the outstanding principal amount of the PCCU Note as of September 30, 2024, is as follows:

Year of payment
2024	$764,457
2025	3,138,931
2026	3,274,966
2027	3,416,896
2028	1,173,380
Grand total	$11,768,630

Note 10. Leases

The Company has non-cancellable operating leases for facility space with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms between one to seven years and may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of September 30, 2024, and December 31, 2023, net assets recorded under operating leases were $742,609 and $859,861 respectively, and net lease liabilities were $913,208 and $1,007,993, respectively.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the three and nine months ended September 30, 2024 and September 30, 2023, included in Unaudited Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$-	$-	$-	$-
Short-term lease cost	66,170	87,951	199,805	246,694
Total Lease Cost	$66,170	$87,951	$199,805	$246,694

	September 30, 2024	December 31, 2023
ROU assets that are related to lease properties are presented as follows:
Beginning balance	$859,861	$1,016,198
Additions to right-of-use assets	-	-
Amortization charge for the period	(117,252)	(156,337)
Lease modifications	-	-
Ending balance	$742,609	$859,861

Further information related to leases is as follows:
Weighted-average remaining lease term	2.67 Years	3.42 Years
Weighted-average discount rate	6.87%	6.87%

Future minimum lease payments as of September 30, 2024, and December 31, 2023, are as follows:

	September 30,	December 31,
	2024	2023
Year
2024	$53,680	$197,520
2025	217,925	217,925
2026	222,275	222,275
2027	226,705	226,705
2028	231,216	231,216
Thereafter	117,709	117,710
Total future minimum lease payments	$1,069,510	$1,213,351
Less: Imputed interest	156,302	205,358
Operating lease liabilities	913,208	1,007,993
Less: Current portion	159,408	132,546
Non-current portion of lease liabilities	$753,800	$875,447

Note 11. Revenue

Disaggregated revenue

Revenue by type are as follows:

	Three months ended September 30,
	2024	2023
Deposit, activity, onboarding income	$1,646,888	$2,233,203
Safe Harbor Program income	19,230	7,312
Investment income	475,011	1,186,246
Loan interest income	1,341,501	906,213
Total Revenue	$3,482,630	$4,332,974

	Nine months ended September 30,
	2024	2023
Deposit, activity, onboarding income	$4,949,478	$7,036,444
Safe Harbor Program income	57,690	48,140
Investment income	1,749,447	4,023,940
Loan interest income	4,814,349	1,977,337
Total Revenue	$11,570,964	$13,085,861

Account fee income to the Company are derived from the businesses holding accounts with our financial institution partners and consists of deposit account fees, account activity fees, and onboarding income, each of which is recognized on a periodic basis as per the fee schedule with financial institution partners. The Company also receives income related to outsourced support of financial institutions providing banking to the cannabis industry whose income is recognized on the basis of usage as per the agreements. Loan interest income consist of interest earned on both direct and indemnified loans pursuant to the PCCU CAA. Investment income consists of interest earned on the daily deposits balances of the cannabis businesses held with the Company’s financial institution partners.

Under the Company’s PCCU CAA, the Company is obligated to remit 25% of the investment hosting fees to PCCU based on income which is classified as “General and Administrative Expenses” in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, PCCU’s contributions to the Company’s revenues included $1,354,036 and $3,778,633, respectively from deposits, activities, and client onboarding, $434,949 and $1,601,611, respectively, from investment income, and $1,341,501 and $4,814,349, respectively, from loan interest income. The associated expenses for these revenues were $131,002 and $356,369, respectively, for account hosting, $96,870, and $374,591, respectively, for investment hosting fees, and $34,889 and $106,946, respectively, for loan servicing fees, all in accordance with the PCCU CAA, classified as “General and Administrative Expenses” in the Consolidated Statements of Operations. During the three and nine month ended September 30, 2023, PCCU’s contributions to the Company’s revenues included $1,287,669 and $4,051,353, respectively, from deposits, activities, and client onboarding, $1,186,246 and $4,023,940, respectively, from investment income, and $906,213 and $1,977,337, respectively, from loan interest income. The related expenses for these revenue streams were $54,729 and $170,987, respectively, for account hosting, $273,939 and $978,671, respectively, for investment hosting fees, and $25,120 and $53,790, respectively, for loan servicing fees, all in compliance with the Loan Servicing Agreement, classified as “General and Administrative Expenses” in the Consolidated Statements of Operations.

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

In connection with the issuance of Class A Common Stock to Abaca shareholders, the Company commits to registering the stock upon the exercise of Abaca Warrants if required by law or regulation to ensure the shares can be sold without restrictive legends, known as the “Warrant Registration Requirement”. Should this requirement arise, the Company is obliged to file a registration statement with the SEC within 45 calendar days of notification of the Warrant Registration Requirement. The failure to file within this timeframe constitutes an event of default. Moreover, the Company is dedicated to making the registration statement effective as promptly as possible and maintaining its effectiveness, along with a current prospectus, until the Warrants expire according to this Agreement’s terms. In the event a registration statement triggered by a Warrant Registration Requirement is not declared effective by the SEC within one year from its filing date, Warrant holders are entitled to exercise their Warrants on a cashless basis from the 366th day post-filing until the statement becomes effective.

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

For the three month period ended September 30,	2024	2023
Net Income/ (loss)	$353,817	$(748,067)
Weighted average shares outstanding – basic	55,501,354	49,257,988
Basic net income/ (loss) per share	$0.01	$(0.02)
Weighted average shares outstanding – diluted	56,550,287	49,257,988
Diluted net income/ (loss) per share	$0.01	$(0.02)

For the nine month period ended September 30,	2024	2023
Net Income/ (loss)	$3,345,020	$(19,766,081)
Weighted average shares outstanding – basic	55,382,066	38,725,273
Basic net income/ (loss) per share	$0.06	$(0.51)
Weighted average shares outstanding – diluted	56,430,999	38,725,273
Diluted net income/ (loss) per share	$0.06	$(0.51)

Weighted average shares calculation – basic	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Company public shares	3,926,598	3,926,598	3,926,598	3,926,598
Company initial stockholders	3,403,175	3,403,175	3,403,175	3,403,175
PCCU stockholders	22,586,139	22,586,139	22,586,139	19,016,908
Issuance of Equity for Marketing Services	70,353	-	23,792	-
Shares issued for abaca acquisition	7,935,799	2,099,977	7,935,799	2,099,977
Restricted stock units issued	1,308,090	1,000,437	1,308,090	947,036
Conversion of preferred stock	16,271,200	16,241,662	16,198,473	9,331,579
Grand total	55,501,354	49,257,988	55,382,066	38,725,273

Weighted average shares calculation - diluted	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Shares used in computation of basic earnings per share	55,501,354	49,257,988	55,382,066	38,725,273
Share based payments	210,133	-	210,133	-
Shares to be issued to Abaca shareholders	750,000	-	750,000	-
Conversion of preferred stock	88,800	-	88,800	-
Grand total	56,550,287	49,257,988	56,430,999	38,725,273

Certain share-based equity awards and warrants were excluded from the computation of dilutive earnings/ (loss) per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Warrants	12,036,588	7,036,588	12,036,588	7,036,588
Share based payments	2,209,915	2,588,650	2,209,915	2,588,650
Shares to be issued to Abaca shareholders	-	3,811,000	-	3,811,000
Conversion of preferred stock	-	6,433,839	-	6,433,839
Grand total	14,246,503	19,870,077	14,246,503	19,870,077

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

Note 14. Forward Purchase Agreement

On June 16, 2022, the Company entered into a Forward Purchase Agreement (“FPA”) with Midtown East Management NL, LLC (“Midtown East”), which subsequently assigned obligations to purchase 1,666,666 shares of Class A Common Stock each to Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”) through assignment and novation agreements. The collective acquisition involved 3.8 million shares of Class A Common Stock, with Midtown East, Verdun, and Vellar waiving their redemption rights. The Company incurred costs totaling $39.6 million, comprising $39.3 million for the shares and an additional $0.3 million in related expenses post-closing. At the maturity of the FPA, the parties will receive the value of their shares multiplied by the Forward Price, as referenced in Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2022. They will also receive an additional amount in cash or shares, at the Company’s discretion. An early termination clause allows for the shares to be sold on the open market, with any proceeds exceeding the Reset Price, as referenced in Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2022, retained by the sellers. Following a price reset in 2022 to $1.25 per share, the FPA receivable was reduced from $37.9 million to $4.6 million. As of September 30, 2024, there have been no transactions by the FPA holders, and the value of the FPA receivable has remained unchanged. The reconciliation statement of the Class A Common Stock held by the parties are as follows:

		As at December 31, 2023		Shares sold during the nine months ended September 30, 2024		As at September 30, 2024
S.no	Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
1	Vellar	971,204	$1,214,005	-	$-	971,204	1.25	1,214,005
2	Midtown East	1,517,924	1,897,405	-	-	1,517,924	1.25	1,897,405
3	Verdun	1,178,249	1,472,811	-	-	1,178,249	1.25	1,472,811
Grand total		3,667,377	$4,584,221	-	$-	3,667,377		4,584,221

Note 15. Warrant Liabilities

Public and Private Placement Warrants

As of September 30, 2024 and December 31, 2023, the Company had 5,750,000 Public Warrants and 264,088 Private Placement Warrants.

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

Redemption of warrants become exercisable when the price per share of Class A Common Stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the warrants:

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

PIPE Warrants

As of September 30, 2024 and December 31, 2023, the Company had 1,022,500 PIPE Warrants, as referenced in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2022.

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

Abaca Warrants

As of September 30, 2024, and December 31, 2023, the Company issued 5,000,000 Abaca warrants, as referenced in Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
PIPE warrants	$86,227	-	86,227	$273,124	-	273,124
Public warrants	$200,100	200,100	-	$481,850	481,850	-
Private placement warrants	$9,359	-	9,359	$25,070	-	25,070
Abaca warrant	$1,112,398	-	1,112,398	$3,384,085	-	3,384,085
Forward purchase derivative liability	$7,309,580	-	7,309,580	$7,309,580	-	7,309,580
Third anniversary payment consideration	$388,000	-	388,000	$810,000	-	810,000

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

There were no assets or liabilities recorded at fair value on a nonrecurring basis for the period ended September 30, 2024.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on September 30, 2024
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,861,475	$5,861,475	$5,861,475	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	352,610	361,681	-	-	361,681
Liabilities
Deferred consideration	2,984,533	2,984,533	2,984,533	-	-
Senior Secured Promissory note	11,768,630	10,875,318	-	-	10,875,318
Public warrants	200,100	200,100	200,100	-	-
Private placement warrants	9,359	9,359	-	-	9,359
PIPE Warrants	86,227	86,227	-	-	86,227
Abaca Warrants	1,112,398	1,112,398	-	-	1,112,398
Third anniversary payment consideration	388,000	388,000	-	-	388,000
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

	As on December 31, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,888,769	$4,888,769	$4,888,769	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	330,579	363,561	-	-	363,561
Liabilities
Deferred consideration	2,889,792	2,889,792	2,889,792	-	-
Senior secured promissory note	14,011,166	12,750,204	-	-	12,750,204
Public warrants	481,850	481,850	481,850	-	-
Private placement warrants	25,070	25,070	-	-	25,070
PIPE warrants	273,124	273,124	-	-	273,124
Abaca warrants	3,384,085	3,384,085	-	-	3,384,085
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580
Third anniversary payment consideration	810,000	810,000	-	-	810,000

The change in the assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value are presented in the following table:

	For the period ended September 30, 2024
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third Anniversary Payment Consideration	Forward Purchase Derivative
Balance as at December 31, 2023	$273,124	$3,384,085	$25,070	$810,000	$7,309,580
Fair value adjustment	(83,904)	(1,115,653)	(4,755)	(216,000)	-
Balance as at the March 31, 2024	$189,220	$2,268,432	$20,314	$594,000	$7,309,580
Fair value adjustment	(66,801)	(929,796)	(4,014)	(243,000)	-
Balance at the June 30, 2024	$122,419	$1,338,636	$16,301	$351,000	$7,309,580
Fair value adjustment	(36,192)	(226,238)	(6,942)	37,000	-
Balance at the September 30, 2024	$86,227	$1,112,398	$9,359	$388,000	$7,309,580

	For the period ended September 30, 2023
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third Anniversary Payment Consideration	Forward Purchase Derivative
Balance as at December 31, 2022	$286,300	$-	$19,110	$-	$7,309,580
Fair value adjustment	(211,538)	-	(11,157)	-	-
Balance as at the March 31, 2023	$74,762	$-	$7,953	$-	$7,309,580
Fair value adjustment	(5,931)	-	(1,158)	-	-
Balance at the June 30, 2023	$68,831	-	$6,795	-	$7,309,580
Fair value adjustment	181,528	-	29,825	-	-
Balance at the September 30, 2023	$250,359	-	$36,620	-	7,309,580

As of September 30, 2024 and on December 31, 2023, the valuation of Private Placement Warrants, PIPE warrants, and Abaca warrants was carried out using the Black-Scholes model, while the fair value of the Abaca third anniversary payment consideration was determined using the Black Scholes Merton Option pricing model. As of September 30, 2024 and December 31, 2023, these warrants were valued using Level 3 inputs.

As of December 31, 2023, the Company assessed the fair value of its Forward Purchase Agreement (FPA) derivative utilizing a Monte Carlo Simulation within a risk-neutral setting, which is a particular instance of the Income Approach, based on calculations from December 31, 2022. Throughout the periods ended September 30, of 2023 and 2024, there were no notable alterations in risk factors that would impact the valuation of the FPA derivative. Consequently, management retained the December 31, 2022, valuation for December 31, 2023 and September 30, 2024. The Company will continue to monitor the fair value of the forward option derivative each reporting period with subsequent revisions to be recorded in the Statements of Operations.

During the period ended September 30, 2023 and 2024, there were no changes in the classification of financial instruments within Level 2 and Level 3 of the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants and public warrants as of their measurement dates:

		September 30, 2024			December 31, 2023
	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants
Exercise price	$5	11.5	-	2	$5	11.5	-	2
Share Price	$0.55	0.55	0.55	0.55	$1.42	1.42	1.42	1.42
Expected term (years)	2.99	2.99	1.01	4.07	3.74	3.74	1.76	4.84
Volatility	90.00%	90.00%	90.00%	90.00%	62.95%	62.95%	62.95%	62.95%
Risk-free rate	4.59%	4.59%	4.59%	4.31%	4.25%	4.25%	4.25%	4.25%

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase derivatives as of their measurement dates on September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Reset Price	$1.25	$1.25
Expected term (years)	0.99	1.74
Additional Maturity Consideration per share	$2.00	$2.00
Volatility	46%	46%
Risk-free rate	4.2%	4.2%
Risk-adjusted discount rate	13.4%	13.4%

Note 17. Tax

For the nine months ended September 30, 2024, the Company recorded income tax expense of $55,579 for continuing operations. The effective tax rate of 24.97% for the nine months ended September 30, 2024, varied from the statutory United States federal income tax rate of 21.00% primarily because of state income taxes, net of the federal benefit, and adjustments to the fair market value of warrant liabilities The Company has net deferred tax assets of $43,802,927 and $43,829,019 as of September 30, 2024, and December 31, 2023, respectively. The Company considers their deferred tax assets to be realizable and has not established a valuation allowance, as it is considered more likely than not that the Company will utilize deferred tax assets in future periods through future taxable income.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both September 30, 2024, and December 31, 2023, the Company has no unrecognized income tax benefits.

Note 18. 401(k) Plan

The Company offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation. The Company’s consolidated matching contributions for the three and nine months ended September 30, 2024, amounted to $28,853 and $92,800, respectively, and for the three and nine months ended September 30, 2023 amounted to $14,866 and $48,955, respectively.

Note 19. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,250,000 shares of preferred stock, with a par value of $0.0001 per share, with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2024, there were 111 shares of Class A Preferred Stock issued and outstanding, and there were 1,101 shares of Class A Preferred Stock issued and outstanding on December 31, 2023. The holders of preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal (on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $10.00 per share of Class A Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $2.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price. Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders, the stockholders approved a reduction in the floor conversion price of the outstanding preferred stock from $2.00 per share to $1.25 per share.

Common Stock

The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock, with a par value of $.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 55,673,327 and 54,563,372 shares of Class A Common Stock issued and outstanding, respectively. As of September 30, 2024 and December 31, 2023, 3,667,377 Class A Common Stock are held by the purchasers under Forward Purchase Agreement dated June 16, 2022, by and among the Company and such purchasers.

2022 Equity Incentive Plan

Share-based compensation expense recognized in the nine months ended September 30, 2024 and September 30, 2023 totaled $1,551,923 and $2,951,336, respectively.

Share-based compensation expense recognized in the three months ended September 30, 2024 and September 30, 2023 totaled $387,662 and $422,294, respectively.

The 2022 Equity Incentive Plan was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the nine months ended September 30, 2024 and September 30, 2023.

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

The assumptions used to determine the fair value of options granted in the nine months ended September 30, 2024, using the Black-Scholes-Merton model are as follows:

Dividend yield	-%
Risk-free interest rate	3.62 to 4.23%
Expected volatility (weighted-average and range, if applicable)	100%
Expected term	6 to 6.5 years

The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period the awards. The shares and the redeemable warrants of the Company were listed on the stock exchange for a limited period of the time and the share price has also dropped significantly from the date of listing. Based on these factors Management has considered the expected volatility at 100% for the current period. The risk-free interest rate used is the current yield on U.S. Treasury notes with a term equal to the expected term of the options at the grant date. The expected dividend yield is based on annualized dividends on the underlying share during the expected term of the option.

A summary of the Company’s stock option activities and related information for the nine months ended September 30, 2024 is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2023	2,286,010	$5.43	1.65
Granted	-	-	-
Exercised	-	-
Expired	-	-	-
Cancelled / Forfeited	(97,720)	3.87	-
September 30, 2024	2,188,290	5.50	0.90

A summary of the Company’s stock option activities and related information for the nine months ended September 30, 2023 is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2022	2,170,000	$3.53	2.02
Granted	336,730	1.03	2.76
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(251,880)	3.62	-
September 30, 2023	2,254,850	$3.15	1.90

The following options were outstanding at their respective exercise price:

Exercise price options outstanding	September 30, 2024	September 30, 2023
$1.56	365,290	359,355
$2.58	350,000	350,000
$4.00	223,000	295,495
$6.67	1,250,000	1,250,000
Total	2,188,290	2,254,850

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the nine months ended September 30, 2024 is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2023	323,500	$0.98	2.00
Granted	-	-	-
Vested	(107,833)	1.31	-
Expired	-	-	-
Cancelled / Forfeited	(5,533)	-	-
September 30, 2024	210,133	$1.31	1.25

A summary of the Company’s RSU activities and related information for the nine months ended September 30, 2023 is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted- Average Remaining Contractual Life (in Years)
December 31, 2022	-	$-	-
Granted	1,600,028	0.99	2.76
Vested	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(10,300)	1.31	-
September 30, 2023	1,589,728	$0.98	2.25

The following RSU were outstanding at their respective vest price:

Vest price RSU outstanding	September 30, 2024	September 30, 2023
$1.31	210,133	1,589,728
Total	210,133	1,589,728

Stock-Based Compensation to Vendor

On September 3, 2024, the Company issued 242,326 shares of common stock to Outside The Box Capital Inc. as compensation for marketing and distribution services under a Marketing Services Agreement. The fair value of the common stock issued was determined based on the market price of the Company’s stock on the grant date, which was $0.619 per share, resulting in a total fair value of $150,000. The fair value of the award is recorded as an expense under “ General and administrative expenses “ in the income statement, with the expense being recognized over the service period from September 4, 2024, to March 3, 2025, aligning with the period during which the services are rendered. In accordance with ASC 718, “Compensation—Stock Compensation,” as updated by ASU 2018-07, the stock award has been classified as equity as it is settled through the issuance of common stock and does not contain any terms requiring cash settlement or other liabilities.

Note 20. Subsequent events

As previously disclosed by the Company in a Current Report on Form 8-K filed on April 8, 2024, the Company received a notification letter from the listing qualifications department staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the 30 prior consecutive business days, the Company did not maintain a minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) for its Class A Common Stock, $0.0001 par value per share (the “Common Stock”), and thus, the Company no longer met the Minimum Bid Price Requirement. On October 3, 2024, the Company received notice from Nasdaq Staff advising that the Company is eligible for an additional 180 calendar day period, or until March 31, 2025, to regain compliance with Nasdaq’s Minimum Bid Price Requirement based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time before March 31, 2025, the bid price of the Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the second compliance period, the Common Stock will become subject to delisting. In the event that the Company receives notice that the Common Stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. However, the Company intends to actively monitor the closing bid price for the Common Stock and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. If the Company chooses to implement a reverse stock split, we must complete the reverse stock split no later than 10 business days prior to the expiration date of the additional compliance period on March 31, 2025 in order to timely regain compliance.

As reported on its Current Report on Form 8-K, on October 17, 2024 the Company caused a declaratory judgment complaint to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187, Denver County District Court (“Declaratory Judgement Complaint”). The Declaratory Judgement Complaint was filed related to the Amended Abaca Merger Agreement, dated October 26, 2023. On November 4, 2024, in connection with the Declaratory Judgment Complaint, the Company filed a motion with the court requesting that the court authorize the Company to deposit the $3,000,000 payment owed pursuant to the Amended Abaca Merger Agreement into the court’s registry so that it can be distributed in accordance with the terms of the Amended Abaca Merger Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (MD&A) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and the related notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Unless the context otherwise requires, references in this section to “we,” “us,” or “our” refer to SHF Holdings, Inc and its subsidiaries (herein referred to as the “Company”). References to “management” refer to our officers and Board of Directors. The following discussion and analysis of our financial performance and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, results of operations, revenues, operating expenses, and capital expenditures, sales and marketing initiatives and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “suggests,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements are not guarantees of future performance; they reflect our current views with respect to future events and are based on assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.

We discuss many of these risks in other filings we make from time to time with the SEC. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, which are inherently subject to change and involve risks and uncertainties. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made. Given these uncertainties, investors should not place undue reliance on these forward-looking statements.

Investors should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the SEC, including our Annual Report on Form 10-K, filed with the SEC on April 1, 2024, with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We provide services to a variety of cannabis-industry participants in 41 states, including financial institutions that support business banking, private banking and commercial banking services to their customers, particularly those customers conducting business in or adjacent to the cannabis industry. Our services include, among other things:

●	regulatory compliance consulting and software enabled service for maintaining “Know Your Customer” (“KYC”) and Bank Secrecy Act (“BSA”) compliance to financial institutions, principally conducted vis-à-vis our proprietary financial services platform;
●	the origination, onboarding, verification, and servicing of cannabis-related deposit business for and on behalf of our partner financial institutions; and
●	sourcing, underwriting, servicing, and administering loans issued to cannabis businesses and related entities, which are often also our customers, as well as being customers of our partner financial institutions.

Financial Services Platform

The Company has developed and commercialized a software-based services platform for financial institutions providing banking services to cannabis-related businesses (“CRBs”). Our software enabled services access and maintain reliable financial information to enable both our financial institution clients and our CRB clients to meet regulatory requirements. Our platform has been streamlined and fine-tuned since 2014. Our software platform enables the Company’s staff to efficiently guide financial institution clients and CRBs desiring banking services through the onboarding, validation and monitoring process. Our automated platform provides for an efficient and effective management tool allowing our employees to provide continuity of service while enabling compliance staff to monitor BSA activities.

Through the Company’s financial services platform, our financial institution clients have the ability to provide CRBs with access to traditional financial services including wires, debit, ACH, remote deposit capture, business checking and savings accounts, courier and vaulting services, cash management accounts and commercial lending. We believe our services have been implemented consistent with applicable law and regulations, ensuring our financial institution clients will be able to provide CRBs with reliable access to these services. We feel our history of developing processes that satisfy regulatory standards has resulted in a solid reputation with related authorities and solidifies our ability to continue to grow existing services while simultaneously reducing barriers to expanding into new service offerings.

CRB Deposits

The Company maintains relationships with PCCU and other financial institutions in which CRBs’ funds are deposited and monetary transactions are performed. The Company’s agreements with the financial institution allow the Company’s platform to interface with the financial institution’s core banking systems to monitor account activity for those accounts the Company facilitated the onboarding.

The Company earns income on deposit activity and from onboarding fees, which have historically been the majority of our revenue. When we help establish a new relationship between a CRB or ancillary service provider with our financial institution clients for which the Company provides its onboarding services, an initial onboarding fee is assessed based on the type and complexity of the business. Onboarding is an important part of the KYC requirements set forth in federal guidance. Additionally, the Company assesses fees monthly based on the frequency and amount of deposit activity fees of the applicable CRB client. These fees are also based on business type and size.

The Company earns investment income based on the balances maintained on deposit by our CRB clients with our financial institution clients. Our financial institution clients invest the deposits of our CRB clients principally in US Treasury Federal Overnight Securities. We recognize revenue pursuant to the interest earned on these deposit balances and incur a cost of revenue we owe to the financial institution for facilitating the investment activity. Under our PCCU CAA, the Company pays 25% of the investment income as a hosting cost of revenue fee to PCCU based on the earned investment income from the CRB deposit balances maintained at PCCU. Through its relationship with PCCU, depository amounts invested are typically restricted to low-risk assets with high liquidity and modest returns. The investment income is significantly influenced by the levels of CRB deposits and the prevailing interest rate environment for cash and similar assets.

Commercial Lending Program

We earn interest income from lending activity we facilitate between our CRB clients and our financial institution clients and to a lesser extent, direct lending by the Company. The robust CRB deposits onboarded by the Company and held at PCCU provide a strong foundation for lending capacity. In 2020, the Company launched a commercial lending program that has developed to be our largest revenue component by value and percentage. The program focuses on senior secured lending, with smaller unsecured loans also being considered. Collateral types include real estate, equipment, and other business assets.

Currently, lending is primarily funded through PCCU. The Company is seeking relationships with additional financial institutions and other sources of working capital to directly fund the loans. The Company, in collaboration with third parties manages loan underwriting and loan servicing. As the program develops, the Company intends to establish a full-service internal lending function to perform a larger percentage of the underwriting and servicing activities, improve efficiency and increase profitability of this revenue element.

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

A reconciliation of net income to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss)/income	$353,817	$(748,067)	$3,345,020	$(19,766,081)
Interest expense	161,716	159,533	484,718	963,464
Depreciation and amortization	160,857	288,871	551,356	1,086,535
Taxes	6,837	61,941	55,579	(1,199,483)
EBITDA	$683,227	$(237,722)	$4,436,673	$(18,915,565)

Other adjustments –
(Benefit)/ Provision for credit losses	7,449	(200,932)	(158,586)	377,614
Change in the fair value of warrants	(414,272)	860,735	(2,756,045)	417,798
Change in the fair value of deferred consideration	68,811	197,307	(327,259)	581,315
Stock based compensation	387,662	422,294	1,551,923	2,951,336
Impairment of goodwill and finite-lived intangible assets	-	-	-	16,888,739
Loan origination fees and costs	31,408	11,431	78,581	12,178
Adjusted EBITDA	$764,285	$1,053,113	$2,825,287	$2,313,415

For the three and nine months ended September 30, 2024, our EBITDA income improved primarily as a result of decrease in General and Administrative expenses. This reduction was driven by lower investment hosting fees, decreased amortization and depreciation expenses, and reduced business insurance costs. Additionally, there were decreases in compensation, employee benefits, marketing expenses, and other insurance costs. These factors contributing to our financial performance are further discussed in the “Discussion of our Results of Operations” section below. Other adjustments include estimated future credit losses not yet realized, including amounts indemnified to PCCU for loans funded by them. The Company has entered into a Commercial Alliance Agreement with PCCU (referred to as “PCCU CAA”), pursuant to which the Company agreed to indemnify PCCU for claims associated with CRB activities including any loan default related losses for loans funded by PCCU. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

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

Account fees per average active accounts managed

Currently a significant amount of our fees are generated from account openings, active accounts and account activity. As a result, we monitor account openings and closings on a daily, weekly and monthly basis. We strive to meet the appropriate balance between depository balances and fees and therefore review account fees per average number of active accounts managed.

Three months ended September 30,		2024	2023	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$111,202,938	$216,852,258	(105,649,320)	(48.72)%
Average Account fees	(2)	$410,776	$723,714	(312,938)	(43.24)%
Average active accounts	(3)	745	986	(241)	(24.41)%
Average account balance	(4)	$149,199	$219,931	(70,732)	(32.16)%
Average fees per account	(4)	$551	$734	(183)	(24.91)%

Nine months ended September 30,		2024	2023	Change ($)	Change (%)
Average monthly ending deposit balance	(1)	$120,969,270	$226,798,931	(105,829,661)	(46.66)%
Average account fees	(2)	$425,517	$717,945	(292,428)	(40.73)%
Average active accounts	(3)	750	1,010	(260)	(25.74)%
Average account balance	(4)	$161,292	$224,553	(63,261)	(28.17)%
Average fees per account	(4)	$567	$711	(144)	(20.18)%

(1)	Represents the average of monthly ending account balances

(2)	Reported account activity fee revenue

(3)	Represents the average of monthly ending active accounts

(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

For the nine months ended September 30, 2024, there was a decline in the average number of accounts and fees compared to the previous period, primarily due to a decrease in clientele following the termination of an agreement with the Central Bank of Arkansas. We expect this trend to shift as we lead with our lending program typically requiring borrowers to place deposits with financial institutions with which we have relationships.

We are focused on enhancing and growing our lending platform. Incremental lending key metrics will be monitored as this portion of our business grows in volume. Metrics will include average loan balance, average life to repayment, average effective interest rate and loan status, amongst others.

Components of our Results of Operations

Revenue

The Company generates interest and fee income by providing a variety of services to PCCU and other financial institutions to facilitate its banking services to CRBs including, among other things, Bank Secrecy Act and other regulatory compliance and reporting, onboarding, responding to account inquiries, responding to customer service inquiries relating to CRB deposit accounts held at financial institution clients, and sourcing and originating loans. In addition, the Company provides these similar services and outsourced support to other financial institutions providing banking to the cannabis industry.

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

Discussion of our Results of Operations —2024 Compared to 2023 (Nine Months Ended September 30)

Revenue

Nine Months Ended September 30,	2024	2023	Change ($)	Change (%)
Deposit, activity, onboarding income	$4,949,478	$7,036,444	(2,086,966)	(29.66)%
Safe Harbor Program income	57,690	48,140	9,550	19.84%
Investment income	1,749,447	4,023,940	(2,274,493)	(56.52)%
Loan interest income	4,814,349	1,977,337	2,837,012	143.48%
Total Revenue	$11,570,964	$13,085,861	(1,514,897)	(11.58)%

Account fee income consists of deposit account fees, activity fees and onboarding income. We receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis.

The decrease in deposit, activity and onboarding income was primarily attributable to the decrease in the number of accounts related to the Abaca acquisition. In the nine months ended September 30, 2024, PCCU accounted for $3,778,633 of the revenue generated from deposits, activities, and client onboarding. Related to this revenue, the Company recognized $356,369 in account hosting expenses, in accordance with the PCCU CAA. In the nine months ended September 30, 2023, PCCU contributed $4,051,353 to the revenue from similar sources, with account hosting expenses amounting to $170,987 as per the Loan Servicing Agreement provisions. These expenses were categorized under “General and Administrative Expenses” in the Consolidated Statements of Operations.

The Company provides similar account services and outsourced support to other financial institutions providing banking services to the cannabis industry.

Under our Commercial Alliance Agreement with PCCU (“PCCU CAA”), we pay 25% of the investment income as a hosting fee based on this income. In the nine months ended September 30, 2024, the income derived from investment income associated with PCCU totaled $1,601,611. In relation to this income, the Company incurred $374,591 in investment hosting fees, consistent with the stipulations of the PCCU CAA. In the nine months ended September 30, 2023, PCCU’s contribution to investment income amounted to $4,051,353, against which the Company recorded investment hosting fees of $978,671, as governed by the terms of the Loan Servicing Agreement. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

We previously had a Loan Servicing Agreement with PCCU (related party) which has since been superseded by the PCCU CAA. The loan interest income reflects our share of loan interest on issued loans. We are obligated to pay 0.35% on the total outstanding principal of each loan that is funded and serviced by PCCU. Loan interest earned on the Company’s direct loans and the indemnified loans grew as the Company increased its focus on lending. For the nine months ended September 30, 2024, SHF serviced twenty-four loans, as compared to twelve loans in the nine months ended September 30, 2023. In nine months ended September 2024, the Company recognized $4,814,349 in loan interest income attributable to PCCU activities. The related expenses for this income included $106,946 in loan servicing fees, in compliance with both the Loan Servicing Agreement and the PCCU CAA. In nine months ended September 2023, loan interest income from PCCU operations amounted to $1,977,337, with associated loan servicing fees totaling $53,790, pursuant to the same agreements. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

Operating expenses

Nine months ended September 30,	2024	2023	Change ($)	Change (%)
Compensation and employee benefits	$6,384,213	$8,269,761	$(1,885,548)	(22.80)%
General and administrative expenses	2,915,390	4,874,255	(1,958,865)	(40.19)%
Professional services	1,428,129	1,431,785	(3,656)	(0.26)%
Impairment of goodwill	-	13,208,276	(13,208,276)	(100.00)%
Impairment of finite lived intangible assets	-	3,680,463	(3,680,463)	(100.00)%
Rent expense	199,805	246,694	(46,889)	(19.01)%
(Benefit)/provision for credit losses	(158,586)	377,614	(536,200)	(142.00)%
Total operating expenses	$10,768,951	$32,088,848	$(21,319,897)	(66.44)%

Compensation and employee benefits decreased in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 on account of stock-based compensation and also related to a reduction in force.

Rent expenses decreased in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to reduction in the number of lease properties.

(Benefit)/ Provision for credit losses increased in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to increase in loan portfolio amount .

For the nine months ended September 30, 2024, general and administrative expenses decreased across various categories including: i) approximately $ 604,080 in investment hosting fees due to a reduction in investment income, and ii) approximately $535,179 in amortization and depreciation due to the reduction in the gross value of intangible assets from impairment recorded in 2023.

Other income /(expenses)

Nine months ended September 30,	2024	2023	Change ($)	Change (%)
Change in the fair value of deferred consideration	$327,259	$(581,315)	$908,574	(156.30)%
Interest expense	(484,718)	(963,464)	478,746	(49.69)%
Change in fair value of warrant liabilities	2,756,045	(417,798)	3,173,843	759.66%
	$2,598,586	$(1,962,577)	$4,561,163	(232.41)%

For the nine months ended September 30, 2024, the fair value of deferred consideration decreased by $908,574. This reduction was due to a decline in the fair value adjustment on the stock and cash consideration payable to the Abaca shareholders, as a result of payments made before the end of 2023, and a decrease in the share price as of September 30,2024, which affected the fair value of the third anniversary payment.

The interest expenses decreased by $551,135, primarily due to the elimination of the interest component on the deferred cash consideration payable to the PCCU related to the business combination, which was settled and restructured at the end of the first quarter of 2023.

The change in the fair value of warrant liabilities by $3,173,843 was attributable to the decrease in the share price.

Provision for income taxes

Nine months ended September 30,	2024	2023	Change ($)	Change (%)
Income tax benefit/ (expense), net	$(55,579)	$1,199,483	$(1,255,062)	(104.63)%
	$(55,579)	$1,199,483	$(1,255,062)	(104.63)%

Our provision for income taxes in the nine months ended September 30, 2024 increased $1,255,062, compared to the same period in 2023, due to an increase in income before provision for income taxes.

Discussion of our Results of Operations —2024 Compared to 2023 (Three Months Ended September 30)

Revenue

Three Months Ended September 30,	2024	2023	Change ($)	Change (%)
Deposit, activity, onboarding income	$1,646,888	$2,233,203	(586,315)	(26.25)%
Safe Harbor Program income	19,230	7,312	11,918	162.99%
Investment income	475,011	1,186,246	(711,235)	(59.96)%
Loan interest income	1,341,501	906,213	435,288	48.03%
Total Revenue	$3,482,630	$4,332,974	(850,344)	(19.62)%

Account fee income consists of deposit account fees, activity fees and onboarding income. We receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis.

The decrease in deposit, activity and onboarding income was primarily attributable to the decrease in the number of accounts related to the Abaca acquisition. In the three months ended September 30, 2024, PCCU accounted for $1,354,036 of the revenue generated from deposits, activities, and client onboarding. Related to this revenue, the Company recognized $131,002 in account hosting expenses, in accordance with the PCCU CAA. In the three months ended September 30, 2023, PCCU contributed $1,287,669 to the revenue from similar sources, with account hosting expenses amounting to $54,729 as per the Loan Servicing Agreement provisions. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

The Company provides similar account services and outsourced support to other financial institutions providing banking to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement.

We have agreements with PCCU (related party) and Five Star Bank (FSB) where our financial institution clients pay us interest on the daily account balance as per the rates in the agreements. Under our Commercial Alliance Agreement with PCCU (“PCCU CAA”), we pay 25% of the investment income as a hosting fee based on this income. In the three months ended September 30, 2024, the income derived from investment income associated with PCCU totaled $434,949. In relation to this income, the Company incurred $96,870 in investment hosting fees, consistent with the stipulations of the PCCU CAA. In three months ended September 30, 2023, PCCU’s contribution to investment income amounted to $1,186,246, against which the Company recorded investment hosting fees of $273,939, as governed by the terms of the Loan Servicing Agreement. These expenses were categorized under “General and administrative expenses” in the Consolidated Statements of Operations.

We had a Loan Servicing Agreement with PCCU (related party) where our financial institution carries the loan balances on their financial statement; the Loan Servicing Agreement has since been superseded by the PCCU CAA. The loan interest income reflects our share of loan interest on issued loans. We are obligated to pay 0.35% on the total outstanding principal of each loan that is funded and serviced by PCCU. Loan interest earned on the Company’s direct loans and the indemnified loans grew as the Company increased its focus on lending. For the quarter ended September 30, 2024, SHF serviced twenty-four loans, as compared to twelve loans in the quarter ended September 30, 2023. In the quarter ended September 30, 2024, the Company recognized $1,341,501 in loan interest income attributable to PCCU activities. Related expenses for this income included $34,889 in loan servicing fees, in compliance with both the Loan Servicing Agreement and the PCCU CAA. In the quarter ended September 30, 2023, loan interest income from PCCU operations amounted to $906,213, with associated loan servicing fees totaling $25,120, pursuant to the same agreements. These expenses were categorized under “General and Administrative Expenses” in the Consolidated Statements of Operations.

Operating expenses

Three months ended September 30,	2024	2023	Change ($)	Change (%)
Compensation and employee benefits	$1,839,244	$2,069,910	$(230,666)	(11.14)%
General and administrative expenses	929,406	1,482,792	(553,386)	(37.32)%
Professional services	463,452	361,804	101,648	28.09%
Rent expense	66,170	87,951	(21,781)	(24.76)%
(Benefit)/provision for credit losses	7,449	(200,932)	208,381	(103.71)%
Total operating expenses	$3,305,721	3,801,525	(495,804)	(13.04)%

Compensation and employee benefits decreased in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 on account of stock-based compensation and the decrease in the headcount.

Rent expenses decreased in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to reduction in the number of lease properties.

(Benefit)/ Provision for credit losses increased in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to increase in loan portfolio amount.

For the three months ended September 30, 2024, general and administrative expenses decreased across various categories including: i) approximately $177,069 in investment hosting fees due to a reduction in investment income, and (ii) approximately $128,014 in amortization and depreciation due to the reduction in the gross value of intangible assets from impairment recorded in 2023.

Other income /(expenses)

Three months ended September 30,	2024	2023	Change ($)	Change (%)
Change in the fair value of deferred consideration	$(68,811)	$(197,307)	$128,496	(65.12)%
Interest expense	(161,716)	(159,533)	(2,183)	1.37%
Change in fair value of warrant liabilities	414,272	(860,735)	1,275,007	(148.13)%
	$183,745	$(1,217,575)	$1,401,320	(115.09)%

For the three months ended September 30, 2024, the fair value of deferred consideration decreased by $128,496. This reduction was due to a decline in the fair value adjustment on the stock and cash consideration payable to the Abaca shareholders, as a result of payments made before the end of 2023, which affected the fair value of the third anniversary payment.

The change in the fair value of warrant liabilities by $1,275,007 was attributable to the decrease in the share price.

Provision for income taxes

Three months ended September 30,	2024	2023	Change ($)	Change (%)
Income tax benefit/ (expense), net	$(6,837)	$(61,941)	$55,104	(88.96)%
	$(6,837)	$(61,941)	$55,104	(88.96)%

Our provision for income taxes in the three months ended September 30, 2024 decreased by $55,104, compared to the same period in 2023, due to an increase in income before provision for income taxes.

Financial Condition

Cash and cash equivalents

Cash and cash equivalents totaled $5,861,475 and $4,888,769 as of September 30, 2024 and December 31, 2023, respectively.

Cash flows

For the nine months ended September 30, 2024, the Company generated $3,207,069 in cash from operations, compared to cash used of $225,032 for the nine months ended September 30, 2023. This improvement was mainly due to lower operating expenses and the greater number of performing loans at better interest rates than the previous period.

For the nine months ended September 30, 2024, the Company generated $8,173 in cash from investing activities, compared to $783,481 for the nine months ended September 30, 2023. The decrease was primarily due to the repayment of loans by customers in the previous period.

For the nine months ended September 30, 2024, the Company used $2,242,536 in cash for financing activities, compared to zero cash flow in the corresponding period of 2023. This was mainly due to the repayments on the senior secured promissory note during 2024, which was not in place during the nine months ended September 30, 2023.

Liquidity and going concern

Liquidity refers to our capacity to fulfill anticipated cash demands, encompassing obligations to settle debt, sustain assets and operations, distribute earnings to shareholders, and cover other typical business expenditures. Our cash outflows predominantly settle towards repaying debt principal and interest, distributing dividends to shareholders, and financing our operational activities. The main contributors to our liquidity are the cash inflows from our operational performance. As of September 30, 2024, the Company reports no significant commitments to capital investments.

As of September 30, 2024, the Company had $5,861,475 in cash and net working capital deficit of $2,520,441 as compared to $4,888,769 in cash and net working capital deficit of $135,355 as at December 31, 2023. The retained deficit was $69,091,050 on September 30, 2024, and $71,569,821 on December 31, 2023. The Company has also generated operating income of $176,909 and $802,013 for the three months and nine months period ended September 30, 2024.

For the nine months ended September 30, 2024, the Company reported positive operating income. However, considering the historical data from the four preceding quarters, where the Company experienced negative operating income and negative net working capital, management acknowledges the need to closely evaluate the financial performance in upcoming quarters to mitigate any going concern risks. As of September 30, 2024, due to these historical trends, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

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

Litigation

As reported on its Current Report on Form 8-K, on October 17, 2024 the Company caused a declaratory judgment complaint to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187, Denver County District Court (“Declaratory Judgement Complaint”). The Declaratory Judgement Complaint was filed related to the Amended Abaca Merger Agreement, dated October 26, 2023. On November 4, 2024, in connection with the Declaratory Judgment Complaint, the Company filed a motion with the court requesting that the court authorize the Company to deposit the $3,000,000 payment owed pursuant to the Amended Abaca Merger Agreement into the court’s registry so that it can be distributed in accordance with the terms of the Amended Abaca Merger Agreement. The payment obligation of $3,000,000 has already been accounted for in the working capital deficit disclosed in the Liquidity and Going Concern section.

Critical Accounting Estimates

As of September 30, 2024, there were no significant changes in the application or the nature of accounting estimates that are considered critical in nature from those presented in our Annual Report on Form 10-K.

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

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the nine months ended September 30, 2024, the Company has identified two (2) material weaknesses within our internal controls associated with Revenue Recognition and Complex Financial Instruments. Refer to Item 4 of this Quarterly Report on Form 10-Q for additional details.

Related Party Relationships

Account Servicing Agreement

The Company had an Account Servicing Agreement with PCCU. SHF provides services as per the agreement to CRB accounts at PCCU. In addition to providing the services, SHF assumed the costs associated with the CRB accounts. These costs include employees to manage account onboarding, monitoring and compliance, rent and office expense, insurance and other operating expenses necessary to service these accounts. Under the agreement, PCCU agreed to pay SHF all revenue generated from CRB accounts. Amounts due to SHF were due monthly in arrears and upon receipt of invoice. This agreement was replaced and superseded in its entirety by PCCU CAA entered on March 29, 2023, between PCCU and the Company.

Support Services Agreement

On July 1, 2021, SHF entered into a Support Services Agreement with PCCU. In connection with PCCU hosting the depository accounts and the related loans and providing certain infrastructure support, PCCU receives (and SHF pays) a monthly fee per depository account. In addition, 25% of any investment income associated with CRB deposits is paid to PCCU. This agreement was replaced and superseded in its entirety by PCCU CAA entered on March 29, 2023, between PCCU and the Company.

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU receives a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded and serviced by PCCU. For the loans that are subject to this agreement, SHF originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, SHF has agreed to indemnify PCCU from all claims related to default-related credit losses as defined in the Loan Servicing Agreement. This agreement was replaced and superseded in its entirety by PCCU CAA entered on March 29, 2023, between PCCU and the Company.

Commercial Alliance Agreement

On March 29, 2023, the Company and PCCU entered into the Commercial Alliance Agreement (referred to as PCCU CAA). This Agreement sets forth the terms and conditions of the lending and account-related services, governing the relationship between the Company and PCCU. The PCCU CAA sets forth the application, underwriting, loan approval, and foreclosure process for loans from PCCU to borrowers that are cannabis-related businesses and the loan servicing and monitoring responsibilities provided by the Company and PCCU. In particular, the PCCU CAA provides for procedures to be followed upon the default of a loan to ensure that neither the Company nor PCCU will take title to or possession of any cannabis-related assets, including real property, that may be collateral for a loan funded by PCCU pursuant to the PCCU CAA. Under the PCCU CAA, the PCCU has the right to receive monthly fees for managing loans. For SHF-serviced loans, which are CRB loans provided by the PCCU but primarily handled by SHF, a yearly fee of 0.25% of the remaining loan balance is applied. On the other hand, loans both financed and serviced by the PCCU are charged a yearly fee of 0.35% on their outstanding balance. These fees are calculated using the average daily balance of each loan for the preceding month. In addition, the Company’s is obligated by the PCCU CAA to indemnify PCCU from certain default-related loan losses (as fully defined in the PCCU CAA).

In addition, the PCCU CAA provides for certain fees to be paid to the Company for certain identified account related services to include: all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system for a monthly fee equal to $30.96 per account in 2022, $25.32-$27.85 per account in 2023, and $26.08-$28.69 in 2024. In addition, as it pertains to CRB deposits held at PCCU, investment and interest income earned on these deposits (excluding interest income on loans funded by PCCU) will be shared 25% to PCCU and 75% to the Company. Finally, under the PCCU CAA, PCCU will continue to allow its ratio of CRB-related deposits to total assets to equal at least 60% unless otherwise dictated by regulatory, regulator or policy requirements. The initial term of the PCCU CAA is for a period of two years, with a one-year automatic renewal unless a party provides one hundred twenty days’ written notice prior to the end of the term.

The schedule below demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits:

	September 30, 2024 (Unaudited)	December 31, 2023 (Unaudited)
CRB related deposits	$89,002,717	$129,350,998
Capacity at 60%	53,401,630	77,610,599
PCCU net worth	83,053,443	81,087,746
Capacity at 1.3125	109,007,644	106,427,667
Limiting capacity	53,401,630	77,610,599
PCCU loans funded	53,935,225	55,660,039
Amounts available under lines of credit	897,170	525,000
Incremental capacity*	$(1,430,765)	$21,425,560

* If the loans funded by PCCU exceed the limiting capacity, the PCCU CAA specifies that PCCU will be unable to fund additional loans until the incremental capacity is positive.

The revenue from the PCCU Agreements recognized in the statements of operations consists of the following for the periods ended September 30, 2024, and September 30, 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Account servicing agreement	$-	$-	$-	$3,261,284
Commercial alliance agreement	3,130,486	3,380,128	10,194,593	6,791,346
Total	$3,130,486	$3,380,128	$10,194,593	$10,052,630

The operating expense from the PCCU Agreements recognized in the statements of operations consists of the following for the periods ended September 30, 2024, and September 30, 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Support services agreement	$-	$-	$-	$378,730
Loan servicing agreement	-	25,120	-	53,790
Commercial alliance agreement	537,645	328,668	837,906	770,928
Total	$537,645	$353,788	$837,906	$1,203,448

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2024.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We consider the following material weaknesses to be outstanding as of September 30, 2024, which existed at previous periods:

Revenue Recognition: The Company’s revenue is earned through certain related party contracts with PCCU that define contractually the revenue earned by the Company from PCCU for account servicing. The Company has identified a material weakness in our internal control over financial reporting related to the need to enhance the design and operating effectiveness of internal controls over the review of revenue recognition from allocations that occurs on a monthly basis between the Company and PCCU.

To remediate this material weakness, the Company has implemented a monthly process with enhanced management review controls to perform and review revenue recognition. The analysis and disclosures are assessed by senior management of the Company performing review of the documentation and disclosures.

Complex Financial Instruments: The Company has had a material weakness with regard to the ineffectiveness in management review controls of the accounting, disclosure and valuation of complex financial instruments (warrants, deferred consideration, forward purchase agreement, and stock-based compensation).

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

Changes in Internal Control over Financial Reporting

Other than as noted above in the September 30, 2024 material weaknesses, there was no changes in our internal control over financial reporting that occurred during quarterly period ended September 30, 2024 covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On September 3, 2024, the Company issued 242,326 shares of its restricted Class A Common Stock, par value $0.0001 per share, to Outside The Box Capital, Inc. in exchange for services rendered.

(b) Use of Proceeds from the Public Offering

None.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable. Without limiting the generality of the foregoing, during the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	By Laws (incorporated by reference to the Company’s registration statement filed on June 2, 2021).
1.2	Clawback policy
2.1†	Agreement and Plan of Merger, dated October 31, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
2.2	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 16, 2022).
2.3	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
2.4	First Amendment to Second Amendment to Agreement and Plan of Merger Warrant Agreement and Lock-up Agreement (incorporated by reference to Exhibit 2.8 of the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2024).
3.1	Commercial Alliance Agreement, dated March 29, 2023, between the Company and Partner Colorado Credit Unit (incorporated by reference to Exhibit 1 of the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2023).
10.1	Amendment to Employment Agreement dated April 2, 2024 between the Company and James Dennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
10.2	Amendment to Employment Agreement dated April 2, 2024 between the Company and Donald Emmi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
10.3	Amendment to Employment Agreement dated August 1, 2024, between the Company and Sundie Seefried
10.4	Amendment to Employment Agreement dated August 1, 2024, between the Company and Dan Roda
10.5	Amendment to Employment Agreement dated August 1, 2024, between the Company and Tyler Beuerlein
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Sundie Seefried	Chief Executive Officer (Principal Executive Officer)	November 12, 2024
Sundie Seefried

/s/ James H. Dennedy	Chief Financial Officer (Principal Financial and Accounting Officer)	November 12, 2024
James H. Dennedy

