Form 10-K
period 2024-12-31
SHF Holdings, Inc.
filed 2025-04-10
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 001-40524

SHF Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2409612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1526 Cole Blvd., Suite 250 Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 431-3435

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SHFS	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $230 per share	SHFSW	The Nasdaq Stock Market LLC

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

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Common Stock on June 30, 2024 as reported by The Nasdaq Capital Market on such date, was approximately $29.71 million.

As of March 31, 2025, there were 2,784,458 shares of the Company’s Class A Common Stock outstanding.

Note Regarding Reverse Stock Split

On March 4, 2025, we filed an amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our issued and outstanding Class A Common Stock at a ratio of one for twenty. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the registrant’s 2025 Annual Meeting of Shareholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

SHF HOLDINGS, INC.

FORM 10-K

December 31, 2024

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various of the statements made in this Annual Report on Form 10-K (the “Form 10-K”), including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the discussion of the Company’s risks and uncertainties included under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2023 and April 01, 2024, respectively as well as the limitation factors included in the forward-looking statement in this Form 10-K for the year ended December 31, 2024.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “seek,” “should,” “indicate,” “would,” “believe,” “contemplate,” “consider,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	Our profitability is subject to interest rate risk;
●	Volatility and uncertainty in the financial markets and banking industry may adversely impact our clients and our ability to obtain additional financial institution clients;
●	We may be adversely affected by the transition of LIBOR as a reference rate;
●	Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense including our ability to operate as a going concern and also remaining in compliance with debt covenants;
●	The industry in which our clients operate is considered federally illegal, which may pose risk if actions were taken against those customers or our Company;
●	Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek;

●	Our success depends on our ability to compete effectively in highly competitive markets;
●	Potential gaps in our risk management policies may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business;
●	We have identified and we may identify additional deficiencies in our internal controls, which may have an impact on our business operations;
●	Technological changes affect our business including potentially impacting the revenue stream of traditional products and services, and we may have fewer resources than many competitors to invest in technological improvements;
●	Our information systems may experience interruptions and security breaches, and are exposed to cybersecurity threats;
●	Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers;
●	Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could have a material adverse effect on our business, financial condition and results of operations;
●	Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results;
●	We may not be able to generate sufficient cash to service all of our debt;
●	We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations;
●	Our business may be adversely affected by economic conditions in general and by conditions in the financial markets;
●	We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings;
●	Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation;
●	Liquidity risks arising from the uncertainty surrounding cash flows, including the potential impact on our ability to continue operations as a going concern.
●	We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards, whether due to losses, growth opportunities or an inability to raise additional capital or otherwise, our financial condition and results of operations would be adversely affected;
●	Certain of our existing shareholders could exert significant control over the Company;
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our Class A Common Stock, par value $0.0001 per share (“Common Stock”), and trading volume could decline;
●	We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding Common Stock;
●	We are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Common Stock may be less attractive to investors;
●	We may be unable to attract and retain key people to support our business;
●	In certain circumstances, we assume the risk of fraud loss and negative balances for accounts maintained at our financial institution partners;
●	Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business; and
●	The Company’s ability to regain compliance with Nasdaq’s listing requirements and maintain its listing on the Nasdaq Capital Market is uncertain and subject to various risks and factors that may cause actual results to differ materially;
●	Other factors and information in this Form 10-K and other filings that we make with the SEC under the Exchange Act and Securities Act.

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

EXPLANATORY NOTE – REVERSE STOCK SPLIT

On January 28, 2025, the board of directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-20 shares, this reverse stock split became effective on March 14, 2025. Accordingly, unless otherwise stated, all shares and per share amounts for all periods presented in this Annual Report have been adjusted to reflect such reverse stock split.

On March 20, 2025, we filed an amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our issued and outstanding Class A Common Stock at a ratio of one for twenty. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

PART I

Item 1. Business.

Overview

We provide compliance and loan origination services to financial institutions desiring to provide business banking, private banking and commercial banking services to their customers, particularly those customers conducting business in or adjacent to the state legal cannabis industry. Our services include, among other things:

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

Financial Services Platform

The Company has developed and commercialized a fully compliant financial services platform for financial institutions providing banking services to cannabis-related businesses (“CRBs”) to access and maintain reliable financial services as long as both the financial institution client and the CRB meet regulatory requirements. Our platform enables the Company’s staff to efficiently guide financial institution clients and the CRBs desiring banking services through the onboarding, validation and monitoring process. Our automated platform provides for an efficient and effective management tool allowing our employees to provide continuity of service while enabling compliance staff to monitor BSA activities.

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

When a CRB or ancillary service provider approaches a financial institution for which the Company provides its onboarding services, an initial onboarding fee is assessed based on the type and complexity of the business. Onboarding is an important part of the KYC requirements set forth in federal guidance. The onboarding process can require a great deal of time depending on the business complexity and the fee we assess is based upon the complexity and required time to complete the process. Additionally, the Company assesses monthly deposit and activity fees, which have historically been the majority of our revenue. These fees are also based on business type and size. Monitoring and validating deposit activity is paramount to the success of the Company’s platform. We believe our compliance-first focus reassures regulators and law enforcement that the Company continues to focus on the safety and soundness of the financial system.

Investment income is also generated our financial institution clients invest CRB deposits. Under our Commercial Alliance Agreement (“PCCU CAA”) with PCCU, the Company paid 25% of the investment income as a hosting fee to PCCU based on this income. Through its relationship with PCCU, depository amounts invested are typically restricted to low-risk assets with high liquidity and low returns. The investment income is significantly influenced by the levels of CRB deposits and the prevailing interest rate environment for cash and similar assets. Fees based on deposits we onboard, along with interest on the daily balance (less cash used to collateralize our loan portfolios maintained with financial institutions), represent a significant portion of our revenue in 2024.

On December 31, 2024, the Company and PCCU entered into an Amended and Restated Commercial Alliance Agreement (“Amended CAA”), extending the term through December 31, 2028, with automatic renewals every two years unless terminated with 12 months’ notice. Key changes in the Amended CAA include the elimination of the Company’s indemnification obligations for loan-related losses and the removal of prior fees, such as per-account servicing, investment hosting, and loan servicing fees. These are replaced by a fixed asset hosting fee, calculated based on the average daily balance of account relationships. The Amended CAA also entitles the Company to all investment income earned on CRB funds invested on its behalf by PCCU. Additionally, the interest income is now determined using a loan yield allocation formula, and penalties are introduced for non-compliance with the Loan-to-Share Ratio, including adjustments to the asset hosting fee and interest charges if certain thresholds are exceeded. Please refer to the ‘Amended and Restated CAA with PCCU’ section in the Recent Updates below.

Commercial Lending Program

The level of CRB deposits onboarded by the Company and held at PCCU allows for robust lending capacity. The Company’s commercial lending program serves as a key pillar for future revenue and profit growth. The primary focus will be on senior secured lending, with smaller loans also considered for unsecured lending opportunities. Collateral types would include real estate, equipment, and other business assets. The Company’s commercial lending program is built on:

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

We intend to support our mission by providing unparalleled customer service while offering a unique array of innovative technology-based products and services. We believe that our unique banking relationships, reputation of reliability in the cannabis industry, as well as our deep expertise and experience in the industry will position us to serve a broad range of cannabis industry participants, including cannabis cultivators, processors, manufacturers, dispensaries, multi-state operators, as well as the financial institutions that wish to bank cannabis industry participants. Since 2015, we have facilitated more than $24.9 billion in deposit activity across a footprint of 41states and territories of the United States of America. Throughout 2024, we facilitated an average of $280 million in deposit activities on a monthly basis.

Through a combination of organic growth, increased commercial lending, and further development of our fintech platform, we believe we are all well-positioned to service the cannabis industry, including through the industry’s recent spate of large-scale consolidations.

Industry Overview

The Cannabis industry has been unfavorably impacted by the convergence of open borders allowing competitive illicit alternatives into the market, high inflation unfavorably impacting consumer spending, a challenging tax environment that limits federal deductibility of certain operating costs and high interest rates unfavorably impacting the ability of industry participants to find affordable capital. The cannabis industry is one of the fastest emerging consumer packaged goods markets in the United States, employing nearly 500,000 people and experts predict a total available market in excess of $75 billion. We expect this rapid growth to favorably impact our total available market offset in part by increased competition from financial institutions that choose to build rather than outsource their compliance programs. The Company is well positioned to assist growing markets; having created a reliable reputation and network over the past ten years. Our team is often called upon to work with state and federal officials, regulators, law enforcement and financial service providers to share experience and knowledge on navigating access to financial services. We believe this expertise garners trust that will allow us to enter new markets with greater ease.

There is a great deal of discussion regarding Safe Banking, the de-scheduling of cannabis, and even federal legalization of intoxicating cannabis products. We monitor these matters closely through our affiliation with various lobbying groups. Each of these matters while separate could individually and collectively materially and favorably impact the Cannabis Industry. Management believes that anything that favorably impacts the Cannabis Industry will in turn favorably impact the Company. Today, there are several federally legal businesses that are debanked or otherwise deemed too risky for most financial institutions. The Cannabis industry will likely be similarly deemed too risky for most financial institutions. It will take time, money, and reputational tolerance for competing financial institutions to build for themselves a compliance solution. Rather we offer financial institutions the ability to leverage the regulatorily tested and refined platform that Safe Harbor operates today.

As such, we believe there is currently a small subset of the financial services industry willing to provide a full suite of financial services to CRBs and these providers are extremely fragmented. The Company has been a front runner in assisting financial institutions that desire to provide reliable financial services to the cannabis industry and is well known amongst the leaders in the cannabis financial services arena. Going forward, we feel this positions the Company well to further optimize market position and become the leading provider of access to financial services focused on the cannabis industry.

Business Strategy

Over the past nine years, we have been a front runner pioneer in enabling modern compliant cannabis banking. As a result, we have developed comprehensive and strong relationships with our customers offering them a wide range of bank products and services, delivering unparalleled customer service, and enabling the efficient flow of business transactions. Our platform supports over 600 customers that trust us with their financial stewardship. We believe that long term growth and profitability is a function of:

●	scaling our core business, by entering new legal cannabis markets, more effectively marketing into existing legal cannabis markets, enabling personal employee banking solutions, adding financial institutions onto our platform and exploring the ability to expand our core business into other debanked industries or even internationally;

●	scaling our lending capabilities by becoming the center for loan origination and syndications for private equity, family offices, financial institutions and others willing in loan into the CRB space;

●	adding to our offering’s enablement services creating low costs centers of excellences across a variety of corporate and operational competencies that can lower a cannabis operators’ cost per pound; and

●	building an industry leading consortium. We believe our CRB clients should have access to a value proposition that far outweighs their account fees and their expectations. This will position Safe Harbors’ financial institutions to compete for CRB business in a way that no other competitor can. Leveraging our core platform, we believe we can build a collaborative group of multiple independent CRBs that pool resources to achieve common objectives such as increased bargaining power with vetted cannabis friendly vendors, cooperative and advanced marketing solutions, access to best practices, data insights, and an ability to share employment opportunities or to resell equipment.

We believe that stable long-term growth and profitability are the result of developing comprehensive, strong relationships with our customers by offering a wide range of products and services, delivering unparalleled customer service, maintaining trust and building out service components across other service providers now serving the cannabis industry with similar reliability.

This strategy is designed to help us gain greater market share by increasing the number of users on our fintech platform, responsibly growing our partner loan portfolio, effective management of our deposit sources, and judicious investment in new products and services to fund the growth of our assets.

We are not an insured depository institution, nor are we subject to regulation by any state or federal banking regulator, we rely on our partner financial institutions to carry out a significant portion of our operating activities. As such, we enter into an agreement, with each partner financial institution that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and each partner financial institution with regard to the CRB deposit accounts.

For example, we entered into the PCCU CAA, which sets forth the application, underwriting, and approval process for loans from PCCU to their CRB customers, as well as the loan servicing and monitoring responsibilities provided by both PCCU and us.

During the year ended December 31, 2024, the PCCU CAA governed the application, underwriting, loan approval, and foreclosure processes for loans issued by PCCU to cannabis-related businesses. It also outlined the loan servicing and monitoring responsibilities shared between the Company and PCCU. Specifically, the agreement established procedures to be followed in the event of a loan default to ensure that neither the Company nor PCCU would assume ownership or possession of any cannabis-related assets, including real property used as collateral.

Under the terms of the PCCU CAA, PCCU was entitled to monthly management fees for overseeing loans. For SHF-serviced loans—CRB loans funded by PCCU but primarily managed by SHF—a yearly fee of 0.25% was applied to the remaining loan balance. Loans both financed and serviced by PCCU were subject to a 0.35% annual fee on the outstanding balance. These fees were calculated based on the average daily balance of each loan for the preceding month. Additionally, the Company was required to indemnify PCCU against certain loan losses related to defaults.

The agreement also specified fees payable to the Company for various account-related services, including cannabis-related income streams such as loan origination fees, interest income on CRB loans, participation fees, servicing fees, investment income, account activity fees, processing fees, and other revenue from cannabis and multi-state hemp accounts hosted on PCCU’s core system. The monthly account service fees were $30.96 per account in 2022, $25.32-$27.85 in 2023, and $26.08-$28.69 in 2024. Furthermore, for CRB deposits held at PCCU, investment and interest income (excluding interest from loans funded by PCCU) was shared, with PCCU receiving 25% and the Company receiving 75%. PCCU also committed to maintaining a minimum ratio of CRB-related deposits to total assets at 60%, unless regulatory or policy changes dictated otherwise.

The initial term of the PCCU CAA was set for two years, with automatic one-year renewals unless either party provided 120 days’ written notice prior to the end of the term.

On December 31, 2024, the Company and PCCU entered into an Amended CAA, extending the term through December 31, 2028, with automatic renewals every two years unless terminated with 12 months’ notice. Key changes in the Amended CAA include the elimination of the Company’s indemnification obligations for loan-related losses and the removal of prior fees, such as per-account servicing, investment hosting, and loan servicing fees. These are replaced by a fixed asset hosting fee, calculated based on the average daily balance of account relationships. The Amended CAA also entitles the Company to all investment income earned on CRB funds invested on its behalf by PCCU. Additionally, the interest income is now determined using a loan yield allocation formula, and penalties are introduced for non-compliance with the Loan-to-Share Ratio, including adjustments to the asset hosting fee and interest charges if certain thresholds are exceeded. Please refer to the ‘Amended and Restated CAA with PCCU’ section in the Recent Updates below.

Business Philosophy

Our key priorities include:

●	Compliance First: Due to the fact that we are providing services on behalf of our financial institutions that desire to provide banking services to CRBs, thereby allowing funds derived from cannabis-related businesses to flow through the financial system, we must ensure the system is protected from illicit activities by monitoring and validating funds along with “knowing our customer.” Our close partnerships with financial institutions demand that we understand the regulatory pressure they face with high risk, cash intensive businesses.

●	Other Products and Services. We offer products and services to financial institutions and CRBs that we believe are attractively priced with a focus on convenience and accessibility. For example, we offer to our financial institutions clients a means to offer their CRB customers a full suite of online banking services, including access to account balances, statements and other documents, online transfers, online bill payment and electronic delivery of customer statements, as well as automated teller machines (“ATMs”), and banking by mobile devices, telephone and mail. We continuously look for ways of improving our products, services and delivery channels; we accomplish this by upgrading our offerings and technology as the market expands and demands more sophisticated products and services. We have built the present business by listening to the needs of the cannabis industry and rising to the occasion to expand our business model with their needs in mind. We will continue to evolve with the industry and lead on this level.

●	Deposits, a Primary Focus upon which to grow relationships. Our focus on growing deposits is twofold on a strategic level. First, we must KYC in order to assist with facilitating the movement of their funds into the financial system with safe and sound practices. We have the benefit of knowing every operational dollar moving in and out of the accounts; this secures a great understanding of the business, operations, cashflow, and continuity. The second most strategic factor of growing deposits is that it is critical to our near and long-term success on our lending strategy. Utilizing the deposit balances domiciled with our FI partners on which to lend will allow us to reduce our use of alternative funding sources and the use of core deposits to fund our growth; this, in turn, will improve our mix of deposits and enable us to achieve a lower cost of funds.

●	Lending to solidify a long-term relationship: The loans issued by our partner financial institutions provides us not only increased profit margins over the long term, but a solid long-term relationship with the client; this ensures reduced client attrition. This is the relationship we will strive for from the KYC competitive advantage we presently hold, with over 800 accounts from which to select the most credit worthy opportunities and understand the business to whom our partner financial institutions lend.

●	Financial Institution Relationships to scale: It will be important to have the right financial institutions partnering with the Company as we scale our business nationally. So often, financial institutions wish to enter the market only to exit due to the complexities of serving the cannabis industry. We seek out financial institutions that can provide reliable access to additional functionality and balance sheet access for growth. We narrow our partnerships to those providing optimal financial positioning for both our clients and the Company; willing to build as we build.

●	A Superior Customer Experience to Make Banking with Us Easy. We have already taken steps to better target and attract core deposits and accelerate our digital transformation by making investments in technology and developing fintech partnerships. We have been focused on evaluating digital solutions in a number of areas. This includes investments made to automate our process for opening accounts, small business lending, and the ability to offer our wealth management customers a leading digital platform. Furthermore, our business model allows us to cultivate close relationships between service representatives and clients; this ensures that we know their needs while increasing our knowledge of their operations.

●	Rationalize Existing and Evaluate New Lines of Businesses. Our strategy and expectations for growth also includes rationalizing existing and evaluating new lines of businesses, to further grow our revenue streams and fee income opportunities. Our plan includes the expansion of our treasury management and wealth management functions, as well as to build our private banking and specialty finance capabilities. This initiative will incorporate a merger and acquisition strategy that allows us to expand more rapidly than new entrants into the market trying to compete.

●	Significantly Improve Operational Efficiency. Our goal is to enhance efficiency by identifying opportunities to reduce costs and automating manual processes. With advancements in machine learning, artificial intelligence, and robotic process automation, we aim to streamline operations while leveraging international capabilities in regions with lower human capital costs.

●	Improve Brand Awareness. Building brand awareness in the communities we serve will be key for both growing our presence in these markets as well as laying a strong foundation for future expansion. Recently we have placed a significant focus on marketing and business development as we work toward building a greater national brand awareness. Many initiatives are underway including improved signage and promotions, evaluating affinity relationships, and greater community involvement. We will continue to work with state officials, regulators, and legislators to familiarize them with the manner financial services can be available in a safe and sound way for their state; this will ensure their community safety. This multi-prong approach utilizing internal expertise and networks forged over the past ten years will allow us to dominate the financial arena moving forward.

●	Attract, Retain, Develop and Reward the Best Team Members to Execute our Strategy. We believe that one of our primary differentiator is our culture and the quality of our people delivering our products and services in such a manner that customers receive the best knowledge, expertise, advice, and service when and where they need it. We will continue to attract, retain, develop, and reward the best team members to execute our strategy. We are aligning performance incentives with the organization’s overall success by expanding the use of stock-based compensation options. Additionally, we will implement structured development programs to support employees in achieving their career aspirations, expanding their expertise, and enhancing their skill sets.

Recent Updates

NASDAQ Listing Compliance

●	On April 8, 2024, the Company received a notification letter from the listing qualifications department staff of Nasdaq (the “Staff”) notifying the Company that for the last 30 consecutive business days, the Company did not maintain a minimum closing bid price of $1.00 per share for its common stock, and thus, the Company no longer met Nasdaq’s minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

On October 3, 2024, the Company received notice from the Staff advising that the Staff determined the Company is eligible for an additional 180 calendar day period, or until March 31, 2025, to regain compliance with the Minimum Bid Price Requirement based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If at any time before March 31, 2025, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the second compliance period, our common stock will become subject to delisting. In the event that the Company receives notice that our common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

In an effort to comply with the $1.00 Minimum Bid Requirement, on March 4, 2025, we filed an amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our issued and outstanding Class A Common Stock at a ratio of one for twenty.

On April 7, 2025, the Company was informed by the staff that they had determined the minimum closing bid price for the Company’s Class A common stock was at least $1.00 per share for 10 consecutive business days, from March 24, 2025, to April 4, 2025.

Accordingly, the Staff has determined that the Company has regained compliance with Minimum Bid Price Requirement, and, as such, the Staff has indicated that the matter of the Company’s compliance with Minimum Bid Price Requirement is now closed.

●	On April 7, 2025, the Company received a notice from Nasdaq indicating that it no longer meets the continued listing requirements for the Nasdaq Capital Market. Specifically, the Company’s stockholders’ equity as of December 31, 2024, was a deficit of $12,288,014, which is below the minimum required stockholders' equity of $2.5 million as stipulated by Nasdaq’s Listing Rule 5550(b)(1). As a result, the Company does not comply with the Nasdaq Capital Market continued listing standards. Furthermore, the Company does not meet the alternative criteria for continued listing, which are based on the market value of listed securities or net income from continuing operations.

The Company has been granted 45 calendar days, until May 22, 2025, to submit a plan to regain compliance with Nasdaq’s listing requirements. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of this letter for the Company to meet the continued listing standards. The Company intends to timely submit a Compliance Plan to Nasdaq to regain compliance with the Shareholders’ Equity Requirement. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future.

Amended and restated CAA with PCCU

On December 31, 2024, the Amended CAA, extending the term set forth in the Original CAA through and including December 31, 2028, with an automatic renewal for subsequent periods of two years each, unless notice of non-renewal is provided no later than twelve (12) calendar months prior to the expiration of the then-current term.

Key modifications under the Amended CAA include:

●	Elimination of Indemnification Obligations: The Company is no longer required to indemnify PCCU for any loan-related losses under either the original or future agreements.
●	Elimination of Prior Fees and Implementation of Asset Hosting Fee Structure: Under the previous agreement, the Company was required to pay various fees to PCCU, including per-account servicing fees, investment hosting fees, and loan servicing fees. The Amended CAA eliminates all these charges and replaces them with a fixed account servicing fee. Under the new structure, the Company will pay a single asset hosting fees which is calculated as 0.01 multiplied by the average daily balance of account relationships generated by the Company, divided by the number of days in the year, and multiplied by the number of days in the applicable month. This revised model aligns servicing costs with account balances rather than a flat per-account charge, offering a more scalable and efficient fee structure.
●	Investment Income Entitlement: Under the Amended CAA, the Company received all investment income earned on CRB funds invested on its behalf by PCCU, effectively eliminating the investment hosting fees that were previously payable to PCCU.
●	Loan Yield Allocation Formula: The Company’s interest income will be determined using a loan yield allocation formula incorporating the Constant Maturity US Treasury Rate and a proprietary risk rating formula for determining the fee split.
●	Loan-to-Share Ratio Compliance: The Amended CAA introduces penalties for the Company if it fails to maintain the agreed Loan-to-Share (LTS) Ratio. If the LTS Maximum (60%) is exceeded for over 90 days, the Asset Hosting Fee increases from 1.00% to 1.10% of the average daily balance (ADB) until compliance is restored. If the LTS Minimum (27.5%) is breached, SHF must pay a quarterly adjustment fee based on the shortfall. Additionally, if the LTS Ratio exceeds 100% for 90 days, SHF incurs an interest charge at the Federal Funds Rate + 120 bps, calculated daily and paid monthly.

Amendment to Senior Secured Promissory Note and Deferral Agreement with PCCU

●	On January 29, 2025, the Company and PCCU entered into a letter agreement to defer principal payments on the Note for February and March 2025 (the “Deferral Period”). During this period, the Company will continue to be responsible for interest payments, and the Note’s repayment period will be extended by two months.
●	On March 1, 2025, the Company executed an Amended and Restated Senior Secured Promissory Note (the “Amended PCCU Note”) with PCCU, replacing the original senior secured promissory note dated March 29, 2023. Under the terms of the Amended PCCU Note, the principal balance stands at $10,748,408, accruing interest at an annual rate of 4.25%. The Company will make interest-only payments until January 5, 2027, followed by principal and interest payments through the maturity date of October 5, 2030.
●	The Amended PCCU Note includes provisions for early repayment and prepayment fees, including a yield maintenance fee in the event of prepayment or acceleration. PCCU will retain its first-priority security interest in the Company’s assets as established in the security agreement dated March 29, 2023. Additionally, the Amended PCCU Note upholds a debt service coverage ratio (DSCR) requirement of 1.4 to 1.0, assessed annually. The Company executed this Amended PCCU Note to restructure its financial obligations and extend its repayment timeline.

Abaca legal case in Denver

As reported on its Current Report on Form 8-K filed with the SEC on October 18, 2024, the Company caused a declaratory judgment complaint (the “Complaint”) to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187 (Denver County District Court). The Complaint was filed in connection with concerns surrounding the payment of the $3,000,000 (the “Merger Payment”) to the former stockholders of Rockview Digital Solutions, a Delaware corporation, d/b/a Abaca (“Abaca”), to be made by the Company on or about October 5, 2024, pursuant to that certain Agreement and Plan of Merger dated October 29, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (the “Original Agreement”), the Amendment to the Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (the “First Amendment”), and the Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (the “Second Amendment,” and collectively with the First Amendment and the Original Agreement, the “Merger Agreement”).

On November 4, 2024, in connection with the Complaint, the Company filed a motion with the Denver County District Court requesting authorization to deposit the Merger Payment into the Denver County District Court’s registry so that it can be distributed in accordance with the terms of the Merger Agreement. Following the granting of that motion, the Company deposited $3,000,000 into the Denver County District Court’s registry on November 21, 2024. The Merger Payment has already been accounted for in the working capital deficit disclosed in the Liquidity and Going Concern section.

As reported on its Current Report of Form 8-K filed with the SEC on December 19, 2024, Daniel Roda, Gregory W. Ellis, and James R. Carroll (collectively, the “Defendants”) caused an answer and counterclaim to be filed in response to the Company Complaint. The Defendants’ answer and counterclaim, among other things, asserts several breaches of contract under the Merger Agreement, as amended, relating to the Merger Payment, in addition to challenging the validity of Dan Roda’s role as the representative of Abaca security holders in the execution of the Second Amendment. The Defendants’ also assert a third-party claim against the Chairman of the Company’s board of directors, Jonathon F. Niehaus. The Company and Mr. Niehaus have filed motions to dismiss the counterclaims, which remain pending.

On December 13, 2024, Daniel Roda, Gregory W. Ellis, and James R. Carroll (collectively, the “Defendants”) caused an answer and counterclaim to be filed in response to the Company Complaint. The Defendants’ answer and counterclaim, among other things, asserts several breaches of contract under the Merger Agreement, as amended, relating to a delay in payment of the Merger Payment, in addition to the validity of Stockholder Representatives’ execution of the Amendments. The Defendants’ counterclaim also asserts a third-party claim against the Chairman of the Company’s board of directors, Fred Niehaus.

On December 16, 2024, the Company accepted the resignation of Daniel Roda as the Company’s Chief Credit Officer.

Sales and Marketing

In 2024, our marketing strategy focused on several key initiatives aimed at increasing brand visibility and driving awareness across key markets:

●	Partnering with a renowned public relations and investor relations firm to strengthen our communication and outreach efforts
●	Enhancing search engine performance to boost online engagement and improve visibility.
●	Promoting our referral programs and success fee models to foster new business relationships and increase revenue streams
●	Actively participating in industry conferences and delivering impactful keynote speeches, positioning our leadership as thought leaders in the space
●	Rolling out targeted customer retention promotions designed to strengthen loyalty and enhance customer satisfaction
●	Engaging in strategic email and e-blast campaigns, alongside traditional direct mail efforts, to maintain consistent communication with our audience

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

Due to the federally illegal status of cannabis, most cannabis-related businesses have faced years of inability to access capital at reasonable rates; these circumstances force them to purchase properties and fund their businesses from personal investment of operational cash, potentially limiting their own growth. This provides for a robust opportunity to lend to established entities with real estate assets free of debt. Businesses are taking the opportunity to leverage such assets to expand and grow their operations while we build a senior secured portfolio ostensibly collateralized with a real estate base.

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

During April 2021, the United States House of Representatives passed the SAFE Banking Act of 2021 (the “SAFE Act”). The SAFE Act would prohibit federal regulators from fining and penalizing financial institutions and their management/executive team who service legitimate businesses including those in the cannabis industry (i.e., those legal operating in states that have approved cannabis for medicinal and/or adult use). More recently, the Secure and Fair Enforcement (SAFE) Banking Act successfully passed the Senate Banking Committee as of September 2023. Neither Act has been brought to or passed by the Senate and therefore is not law. Even with the passage of the SAFE Act, we do not believe the above barriers to entry would be significantly reduced. We feel due to the high cash nature of the business, which we believe will persist in the near and mid-term, and the illicit history of cannabis, many potential competitors will remain hesitant to serve the industry, resulting in an outsized opportunity for the Company.

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

Regulatory Uncertainty

Due to the divergence between cannabis-related state and federal law, we believe venturing into providing access to banking and financial services for CRBs remains “cutting edge.” We feel that the scrutiny and pressure under which financial institutions and financial services providers must operate to maintain compliant while servicing CRBs, coupled with the pending status of further federal legislation, causes most financial institutions and financial services providers to shy away from the industry. We, however, view this as an opportunity. While the Company is not regulated as a subsidiary of a regulated financial institution, our agreements with our financial institution partners and the nature of our services typically require we provide these services in a compliant manner. This primarily relates to offering services that are compliant with the 2014 FinCEN Guidance and the BSA. In addition, given our history working with credit unions, our services historically have been subject to regulatory oversight from the National Credit Union Administration (“NCUA”). The Company will nevertheless continue to be subject to a range of laws, rules, and regulations, including those applicable to the Company that is an SEC registrant. In order to ensure we provide our services in an appropriate manner, we maintain policies and procedures we believe to be aligned with the requirements of 2014 FinCEN Guidance and the BSA. These policies and procedures are continuously assessed by management and formally reviewed at least annually. All employees are provided ongoing and annual training to ensure our services are delivered in an appropriate manner. A third party is engaged to audit our compliance with certain policies on a quarterly and annual basis.

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

Cannabis Focused Fintech Competition

Financial regulators have created a real or perceived barrier to entry for most financial institutions. This has created the utilization of fintech models to provided financial services to the cannabis industry. Unregulated financial technology companies (“fintechs”), i.e., those not formally regulated by federal agencies, are not subject to the same restrictions as chartered financial institutions (i.e., concentration limits on the percentage of balance sheet composed of higher risk cannabis deposits). Fintechs may enjoy this less restricted environment for a period of time, but we anticipate these companies will become subject to increasing regulatory requirements. We believe competition at the fintech level remains limited, as the emerging cannabis market requires the creation of sustainable fintech models that understand the regulatory environment, combining technology and regulation. While not fully regulated, fintech models are responsible for moving funds through the financial system via banking partners and must therefore be aware of regulations surrounding the movement of funds and implement BSA programs themselves.

How the Company Addresses Regulatory Challenges

The Company’s onboarding process for CRBs desiring banking services is a multi-step process that is designed to fulfill the financial institution’s “know your customer” requirements and the diligence expectations set forth in the 2014 FinCEN Guidance related to providing services to CRBs, particularly developing an understanding of the normal and expected activity for the business.

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

Concentrations

Currently, substantially all deposits are maintained at PCCU, and all transmissions of funds to or from these deposit accounts are handled directly by PCCU. We intend to expand our relationships with other financial institutions that similarly hold the CRB deposit accounts and handle transmissions of funds to and from the accounts. Although we do not directly hold the deposit accounts, we believe that account retention is a measure of our ability to efficiently and compliantly onboard, validate and monitor CRB accounts. The largest 10 CRB accounts held at PCCU for the period ended December 31, 2024 represented less than 5% of fee income from onboarded deposits, which is currently our largest source of revenue. Building upon the existing foundation, we believe the Company has the ability to continue to grow the financial institution clients for which it onboards deposits and related fee income at a strong pace. In addition, we plan to add access to additional financial services to the Company’s platform, such as merchant processing, custodial relationships, insurance products, broker/dealer services, payment processing services and investment services, although in each case these services would be provided by a third party holding necessary licenses.

Loans Receivables

The Company had one loan on its balance sheet as of December 31, 2024. The Company entered into the Amended CAA, effective December 31, 2024, and as of that date, no indemnified loans remain outstanding. In contrast, as of December 31, 2023, the Company had indemnified a total of twenty loans, with three loans individually accounting for more than 10% of the total indemnified loan balance. Under the previous CAA, loan interest income was determined based on a fixed percentage fee structure, where PCCU received a share of interest income from CRB-related loans. Additionally, the Company earned servicing fees of 0.25% annually on loans funded by PCCU and 0.35% on loans both financed and serviced by PCCU. Under the amended CAA, the Company’s loan interest income will now be determined using a loan yield allocation formula incorporating the Constant Maturity US Treasury Rate, along with a proprietary risk rating formula to determine the fee split. This transition restructures the revenue-sharing model, eliminating fixed servicing fees while providing SHF with greater control over loan interest income.

The breakdown of the loan portfolio on December 31, 2023, by region, including loan amounts, regional concentration, collateral segmentation between real estate and business assets, and loan-to-value ratios for each region are as follows:

Region	Loan Balance	Concentration	Real Estate	Business Assets	Total Collateral	LTV
Southeast	6,626,915	11.90%	10,275,000	-	10,275,000	64.50%
Southwest	2,970,819	5.30%	4,600,000	-	4,600,000	64.60%
West	26,276,954	47.20%	73,396,354	-	73,396,354	35.80%
Northeast	18,343,094	33.00%	6,438,000	39,533,463	45,971,463	39.90%
Midwest	1,428,872	2.60%	2,210,000	-	2,210,000	64.70%
Total	55,646,654		96,919,354	39,533,463	136,452,817	40.80%

As a result of the Amended CAA, the Company no longer has any indemnified loans, and therefore the loan portfolio breakdown as of December 31, 2024, is no longer relevant.

Employees

As of December 31, 2024, we had forty-one full time employees, and one part time employee. None of our employees are represented by a labor union or covered by a collective bargaining agreement.

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

Our workforce composition aligns with our business needs. Management trusts that it has adequate human capital to operate the business successfully. The company had 41 full-time equivalent employees (FTEs) at the end of 2024. Approximately 76% of our workforce is based in Colorado, with another 12% in Arkansas, supported by an efficient remote workforce that cultivates new and existing cannabis relationships across multiple states. The remaining employees are spread across six other states.

Talent acquisition efforts focused on sales, business development and income generator roles. Our talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and we encourage and reward employee referrals for open positions. We hire the best person for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all federal and state laws relating to discrimination in the workplace. New employees are provided industry-relevant compliance training and are introduced to our Code of Business Conduct and Ethics, which is posted on our website at www.shfinancial.org. The inclusion of our website addressed in this Form 10-K does not include or incorporate by reference the information on our website into this Form 10-K.

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

Leadership Development and Succession Planning. We focus on growing leadership internally and ensuring the continuity of business at all levels. We do this with mentoring programs, delegating to train employees to the next level, and specific leadership training programs to encourage staff to reach higher levels. Promoting from within is a solid strategy for long term success and loyalty.

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

Health and Safety. Consistent with our operating principles, the health and safety of our employees is of top priority. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The COVID-19 pandemic underscored the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has continued taking actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work. We implemented remote work options that have granted employees a combination of working at the office or from home. We ensure further safety by encouraging any employee that might not feel well or have family members that might be ill to work from home in order to protect the office environment.

Diversity and Inclusion. Our diversity and inclusion goals are to build teams that reflect the communities we serve while hiring and supporting a diverse array of talent. Over 48% of our workforce is female with over 24% of management also comprised of female employees. Likewise, we have over 22% of the workforce represented as Latino, Hispanic or African American.

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

Wellness. The Company takes pride in providing excellent health and wellness benefits to our employees and their families. The benefits package offered includes comprehensive medical, dental, vision, as well as supplemental short and long-term life and out of pocket costs insurance. Along with these benefits, we also offer and fund a portion of employee Health Savings Accounts (“HSA”) monthly.

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

Corporate History

The Company was founded in 2015 as a solution to a major problem that plagued the nascent legalized cannabis industry in Colorado - access to reliable and compliant financial services. Cannabis related funds were already finding their way into the financial system, including via hidden, misrepresented accounts and unlawful banking practices. Based upon our research, we determined that the appropriate step was to protect the financial system from criminal activity and provide legitimacy to the legal state CRBs. From decades of regulatory and banking experience, we created a detailed compliance program to assist financial institutions desiring to provide safe and sound financial services that would accomplish industry accountability and protect the financial system. The compliance program provides onboarding, validation and monitoring services to financial institutions desiring to provide traditional banking services to all types of marijuana, hemp, and CBD businesses, and to ancillary businesses that provide services to the cannabis industry. These ancillary businesses include payroll companies, payment processors, and professionals providing services to and receiving payment from CRBs. As the lawful cannabis industry grew beyond Colorado, the Company evolved its business practices to build a national footprint and currently provides services to financial institutions that provide banking services in 41states and territories of the United States of America where cannabis is either legal medicinally or for full adult use.

Safe Harbor Financial (SHF) was established by PCCU following the approval of a contribution of certain assets and operational activities from select PCCU branches and Safe Harbor Services, a wholly owned subsidiary of PCCU. These assets and operations were first transferred to SHF Holding Co., LLC, which then contributed them to SHF. PCCU’s investment in SHF was maintained at the SHF Holding Co., LLC level (collectively referred to as the “Pre-Public Company”). This reorganization took effect on July 1, 2021.

As part of the reorganization, all employees involved in the Carved-Out Operations—including those from PCCU—were transitioned to SHF. Following this transfer, SHF assumed full ownership of the Carved-Out Operations, and the Pre-Public Company was dissolved. Additionally, on July 1, 2021, SHF entered into an Account Servicing Agreement and a Support Services Agreement with PCCU, formalizing their operational relationship. These agreements were later amended and restated, as detailed in Note 8 of the Consolidated Financial Statements included in this Form 10K.

On September 28, 2022, the Company acquired all outstanding membership interests of SHF through a Business Combination. This transaction was completed under a Unit Purchase Agreement dated February 11, 2022 (the “Business Combination Agreement”), involving SHF, SHF Holding Co., LLC (a wholly owned subsidiary of PCCU and direct parent of SHF), PCCU, NLIT (a special purpose acquisition company), and its sponsor, 5AK, LLC. Following the completion of the Business Combination, NLIT was renamed “SHF Holdings, Inc.” In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Safe Harbor,” and the “Company” refer to SHF Holdings, Inc. and its operations after the closing of the Business Combination.

Corporate Information

Our mailing address is 1526 Cole Blvd., Suite 250, Golden, Colorado 80401. Our telephone number is (303) 431-3435.

Available Information

We maintain a website at the address shfinancial.org. On our website, you can access, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our annual proxy statement on Schedule 14A, and amendments to those materials filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. Materials are available online as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website at the address www.sec.gov that contains the information we file or furnish electronically with the SEC. The information contained on our website or on the SEC’s website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K.

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

Item 1A. Risk Factors.

For a complete discussion of the Company’s risks and uncertainties, please refer to the risk factors included under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 14, 2023. As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors previously disclosed under Part I, Item 1A, except for the following update regarding non-compliance with Nasdaq listing requirements:

●	On April 1, 2025, the Company received a letter from the Staff, indicating that the Company had not regained compliance with the Minimum Bid Price Requirement by March 31, 2025, and unless the Company requests a hearing and appeals the determination by April 8, 2025, the Company’s class A common stock and warrants would be delisted from The Nasdaq Capital Market and that trading of the Company’s securities will be suspended, effective at opening of business on April 10, 2025. Further, the Company was notified that on April 10, 2025, a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On April 7, 2025, the Company was notified by the staff (the “Staff”) of The Nasdaq Stock Market LLC’s Listing Qualifications Department that the Staff has determined that for 10 consecutive business days, from March 24, 2025 to April 4, 2025, the minimum closing bid price for the Company’s Class A common stock was at least $1.00 per share or greater.

Accordingly, the Staff has determined that the Company has regained compliance with Minimum Bid Price Requirement, and, as such, the Staff has indicated that the matter of the Company’s compliance with Minimum Bid Price Requirement is now closed.

●	On April 7, 2025, the Company received a notice from Nasdaq indicating that it no longer meets the continued listing requirements for the Nasdaq Capital Market. Specifically, the Company’s stockholders’ equity as of December 31, 2024, was a deficit of $12,288,014, which is below the minimum required stockholders' equity of $2.5 million as stipulated by Nasdaq’s Listing Rule 5550(b)(1). As a result, the Company does not comply with the Nasdaq Capital Market continued listing standards. Furthermore, the Company does not meet the alternative criteria for continued listing, which are based on the market value of listed securities or net income from continuing operations.

The Company has been granted 45 calendar days, until May 22, 2025, to submit a plan to regain compliance with Nasdaq’s listing requirements. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of this letter for the Company to meet the continued listing standards. The Company intends to timely submit a Compliance Plan to Nasdaq to regain compliance with the Shareholders’ Equity Requirement. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future.

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

Governance

Management oversees the Company’s cybersecurity risk management process. Management has adopted a charter that provides to periodically review and discuss with the Board the guidelines and policies with respect to risk assessment and risk management of cybersecurity and other risk exposures relevant to the Company’s computerized information system controls and security. Management may receive additional training in cybersecurity and data privacy matters to enable its oversight of such risks. Management will report to the Board on the substance of such reviews and discussions and, as necessary, recommend to the Board such actions as management deems appropriate.

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

Item 2. Properties.

The Company leases approximately 8,043 square feet of office space as its executive offices in Golden, Colorado at a cost of approximately $18,130 per month, increasing annually to a maximum of $19,618 for the final six months of the term. The lease term expires July 31, 2029. In addition, the Company also leases approximately 2,705 square feet of office space in Little Rock, Arkansas. The lease term continues through and including July 31, 2026 at an expense of approximately $3,000 per month. The Company believes its existing facilities and equipment, which are used, are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings.

On October 17, 2024, the Company caused a Complaint to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187 (Denver County District Court).  On November 21, 2024, in connection with the Company’s request, the Company caused the Merger Payment to be deposited into the Denver County District Court’s registry so that it can be distributed in accordance with the terms of the Merger Agreement. The Merger Payment has already been accounted for in the working capital deficit disclosed in the Liquidity and Going Concern section. On December 19, 2024, Daniel Roda, Gregory W. Ellis, and James R. Carroll caused an answer and counterclaim to be filed in response to the Company Complaint. For additional details, please refer to the section titled “Abaca legal case in Denver” in the Recent Updates above as well as the Company’s Current Reports on Form 8-K filed with the SEC on October 18, 2024 and December 19, 2024.

Beyond the foregoing, we may, from time to time, in the ordinary course, be subject to various legal proceedings and disputes. In addition, as part of the ordinary course of business, we may be parties to litigation involving claims relating to the ownership of funds in particular accounts, the collection of delinquent accounts, credit relationships, challenges to security interests in collateral and foreclosure interests, which are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we are currently not aware of any such pending or threatened legal proceedings or claims that we believe will have or is likely to have, individually or in the aggregate, a material adverse effect on our business, financial position, results of operations or cash flows. Where appropriate, reserves for these various matters of litigation are established, under FASB ASC Topic 450, Contingencies, based in part upon management’s judgment and the advice of legal counsel.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock and Public Warrants are currently listed on The Nasdaq Capital Market under the symbols “SHFS” and “SHFS,” respectively.

Holders of Record

As of March 31, 2025, there were 4,091 holders of our Class A Common Stock and 21 holders of our Public Warrants. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

To ensure access to consistent and dependable banking access to CRBs, we provide our compliance, validation and monitoring services to financial institutions in a compliance driven environment ensuring strict adherence to the Bank Secrecy Act/FinCEN guidance and related anti money laundering provisions. Since inception, the Company has assisted in the processing of more than $24.9 billion in cannabis related depository funds. Through its relationship with its financial institution clients, the Company has successfully navigated over 16 state and federal banking exams.

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

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), this document contains non-GAAP financial measures where management believes it to be helpful in understanding our results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.

Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net loss before taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net loss (the most directly comparable GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.

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

A reconciliation of net loss to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Year Ended December 31,
	2024	2023
Net loss	$(48,319,475)	$(17,279,847)
Interest expense	533,390	1,094,736
Depreciation and amortization	711,929	1,373,707
Provision (benefit) for income taxes	43,859,686	(1,829,701)
EBITDA	(3,214,470)	(16,641,105)

Other adjustments –
Credit loss (benefit) expense	(1,393,131)	290,857
Change in the fair value of warrants and forward purchase derivatives	(2,803,640)	1,853,920
Change in the fair value of deferred consideration	(361,449)	(4,570,157)
Deferred loan origination fees and costs	(63,275)	27,271
Stock based compensation	1,575,952	3,739,156
Goodwill and long-lived intangible assets impairment	9,148,881	18,907,739
Adjusted EBITDA	$2,888,868	$3,607,681

For the year ending December 31, 2024, our adjusted EBITDA declined primarily due to a decrease in account fee income resulting from a reduction in the number of accounts, as well as higher professional expenses, particularly legal fees associated with ongoing litigation. These factors contributing to our financial performance are further discussed in the “Discussion of our Results of Operations” section below. Other adjustments include estimated future credit losses not yet realized, including amounts indemnified to PCCU for loans funded by them. The Company entered into the PCCU CAA with PCCU, under which it agreed to indemnify PCCU for claims related to CRB activities, including loan default-related losses for loans funded by PCCU. This agreement was subsequently amended and restated, effective December 31, 2024, to eliminate the Company’s indemnification liability. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

Other Metrics

For our business operations, we monitor the following key metrics.

Total account balances, number of accounts and average account balances

Our ability to originate loans for PCCU is dependent on the size of our managed deposit base and number of active accounts. In addition, fees are generated based on open accounts and account activity. We monitor account activity including deposits, withdrawals and ending account balance daily. Total account balances represent the balance of onboarded and monitored deposits on hand at financial institution clients at period end. Average account balance represents the total account balance divided by the number of accounts at the period end.

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

Year Ended December 31,		2024	2023	Change	Change (%)
Average monthly ending deposit balance	(1)	$117,847,512	204,923,090	(87,075,578)	(42.49)%
Account fees	(2)	$5,073,186	7,735,582	(2,662,396)	(34.42)%
Average active accounts	(3)	757	932	(175)	(18.78)%
Average account balance	(4)	$155,728	219,835	(64,107)	(29.16)%
Average fees per account	(4)	$6,704	8,298	(1,594)	(19.21)%

(1)	Represents the average of monthly ending account balances
(2)	Reported account activity fee revenue
(3)	Represents the average of monthly ending active accounts
(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

For the year ended December 31, 2024, there was a decline in the average number of accounts and associated fees compared to the prior period, mainly due to a reduction in clientele following the termination of the agreement with the Central Bank of Arkansas which was acquired in 2022 as part of the Abaca Acquisition. However, we anticipate a reversal of this trend as we focus on our lending program, which generally requires borrowers to maintain deposits with financial institutions with which we have established relationships.

We are focused on expanding and enhancing our lending platform. As this part of our business scales, we will track key metrics, such as average loan balance, average repayment term, effective interest rate, loan status, and other relevant indicators, to measure growth and performance.

Components of our Results of Operations

Revenue

The Company generates interest and fee income through providing a variety of services to our financial institutions to facilitate its banking services to CRBs including, among other things, Bank Secrecy Act and other regulatory compliance and reporting, onboarding, responding to account inquiries, responding to customer service inquiries relating to CRB deposit accounts held at financial institution clients, and sourcing and originating loans. In addition, the Company provides these similar services and outsourced support to other financial institutions providing banking to the cannabis industry.

Operating Expenses

Operating expenses consist of compensation and benefits, professional services, rent expense, credit loss (benefit) expense and other general and administrative expenses.

Compensation and benefits consist of employee wages and associated benefits while professional services consist of legal, general consulting and accounting fees.

The Company reports provisions for credit losses on internally funded and indemnified loans. Prior to December 31, 2024, the Company indemnified PCCU against losses on sourced loans. With effect from the Amended CAA, the indemnification obligation ceased on December 31, 2024.

Other general and administrative expenses consist of various miscellaneous items including account hosting fees, insurance expense, advertising and marketing, travel meals and entertainment and other office and operating expense.

Discussion of our Results of Operations —2024 Compared to 2023 (Year Ended December 31)

Revenue

Year Ended December 31,	2024	2023	Change ($)	Change (%)
Account fee income	$6,447,201	$8,614,945	$(2,167,744)	(25.16)%
Safe Harbor Program income	76,920	130,688	(53,768)	(41.14)%
Investment income	2,092,863	5,844,836	(3,751,973)	(64.19)%
Loan interest income	6,625,576	2,972,434	3,653,142	122.90%
Total Revenue	$15,242,560	$17,562,903	$(2,320,343)	(13.21)%

Account fee income consists of deposit account fees, activity fees and onboarding income. We receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis. The decrease in account fee income was primarily attributable to the previously disclosed reduction in the number of accounts and the average monthly ending deposit balance.

The reconciliation of account fee income and account hosting fees are as follows:

Account fee income:

Year Ended December 31,	2024	2023	Change ($)	Change (%)
PCCU	$4,565,545	$5,150,397	$(584,852)	(11.36)%
Central Bank	1,190,700	3,193,067	(2,002,367)	(62.71)%
Pacific Valley Bank	46,989	21,799	25,190	115.56%
Five Star Bank	490,117	78,864	411,253	521.47%
Others	153,850	170,818	(16,968)	(9.93)%
Total account fee income	$6,447,201	$8,614,945	$(2,167,744)	(25.16)%

Account hosting fees:

Year Ended December 31,	2024	2023	Change ($)	Change (%)
PCCU	$452,371	$529,208	$(76,837)	(14.52)%
Central Bank	-	878,430	(878,430)	(100.00)%
Pacific Valley Bank	19,460	8,720	10,740	123.17%
Five Star Bank	72,963	11,864	61,099	514.99%
Total account hosting fees	$544,794	$1,428,222	$(883,428)	(61.86)%

Account fees, net of hosting fees, were $5,902,407 and $7,186,723 for December 31, 2024, and December 31, 2023, respectively, reflecting an 8% margin improvement on reduced fees.

The Company provides similar account services and outsourced support to other financial institutions that offer banking services to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement.

Investment income

We have agreements with PCCU and Five Star Bank (FSB), where our financial institution clients pay us interest on daily account balances as per the rates outlined in the agreements.

Until March 29, 2023, we operated under a Loan Servicing Agreement with PCCU, where PCCU reported the loan balances on its financial statements. This agreement was later superseded by the PCCU CAA, under which we paid a hosting fee equivalent to 25% of the investment income derived from PCCU-related funds. For the year ended December 31, 2024, investment income associated with PCCU totaled $1,903,422, with the Company incurring $457,105 in investment hosting fees. In comparison, for the year ended December 31, 2023, PCCU’s contribution to investment income was $5,803,114, resulting in $1,445,517 in investment hosting fees. These expenses were recorded under “General and Administrative Expenses” in the Consolidated Statements of Operations.

The Amended CAA eliminates the 25% investment hosting fees. Under the Amended CAA, the Company is entitled to receive 100% of the investment income. For further details, please refer to the ‘Amended and Restated CAA with PCCU’ section in the Recent Updates above.

Loan interest income

For the year ended December 31, 2024, the Company serviced twenty-four loans, compared to twelve loans in the year ended December 31, 2023. In 2024, the Company recognized $6,254,175 in loan interest income attributable to PCCU activities. Related expenses for this income included $143,217 in loan servicing fees, in compliance with both the Loan Servicing Agreement and the PCCU CAA. In 2023, loan interest income from PCCU operations amounted to $2,883,192, with associated loan servicing fees totaling $81,577, pursuant to the same agreements. These expenses were also categorized under “General and Administrative Expenses” in the Consolidated Statements of Operations.

Under the Amended CAA, the Company’s loan interest income will be determined by a new loan yield allocation formula. This formula incorporates the Constant Maturity US Treasury Rate and a proprietary risk rating to determine the fee split for each loan. Please refer to the ‘Amended and Restated CAA with PCCU’ section in the Recent Updates above.

Operating expenses

Year Ended December 31,	2024	2023	Change ($)	Change (%)
Compensation and employee benefits	$7,783,331	$10,334,212	$(2,550,881)	(24.68)%
General and administrative expenses	4,018,094	6,587,392	(2,569,298)	(39.00)%
Impairment of goodwill	6,058,000	13,208,276	(7,150,276)	(54.13)%
Impairment of long-lived intangible assets	3,090,881	5,699,463	(2,608,582)	(45.77)%
Professional services	2,518,394	1,858,137	660,257	35.53%
Rent expense	258,477	315,615	(57,138)	(18.10)%
Credit loss (benefit) expense	(1,393,131)	290,857	(1,683,988)	(578.97)%
Total Operating Expenses	$22,334,046	$38,293,952	$(15,959,906)	(41.68)%

In 2024, we reduced expenses by $15,959,906, which is a 41.68% reduction in expenses compared to 2023.

Compensation and employee benefits expenses decreased due to decrease in stock-based compensation and a lower headcount as compared to previous year. Restructuring efforts will continue as we optimize our talent portfolio.

General and administrative expenses decreased across various categories including: i) $988,412 in investment hosting fees as a result of the decrease in investment income, ii) $900,034 in decreased bank sharing fees due to the decrease in the number of accounts, and iii) $661,776 in decreased amortization and depreciation.

For the year ended December 31, 2024, the impairment of goodwill and finite-lived intangible assets was recognized as a result of the Company’s annual impairment assessment conducted on December 31, 2024. Similarly, for the year ended December 31, 2023, impairment of goodwill and finite-lived intangible assets was recorded following both the annual impairment assessment on December 31, 2023, and an interim impairment assessment on June 30, 2023. The interim assessment was necessitated by the termination of the Master Services and Revenue Sharing Agreement with the Central Bank, under which the Company provided expertise and intellectual property to cannabis-related businesses, primarily in Arkansas.

The professional services expense increased primarily due to higher legal fees related to ongoing litigation.

The indemnity liability was eliminated from the Balance Sheet as of December 31, 2024, due to the Amended CAA, which led to the complete reversal of the liability under the ‘credit loss (benefit) expense.’ Please refer to the ‘Amended and Restated CAA with PCCU’ section in the Recent Updates above.

Other (income) /expenses

Year ended December 31,	2024	2023	Change ($)	Change(%)
Change in the fair value of deferred consideration	$(361,449)	$(4,570,157)	$4,208,708	(92.09)%
Interest expense	533,390	1,094,736	(561,346)	(51.28)%
Change in fair value of warrant liabilities	(2,803,638)	1,853,920	(4,657,558)	(251.23)%
	$(2,631,697)	$(1,621,501)	$(1,010,196)	62.30%

The deferred consideration from the Abaca acquisition is classified as a derivative liability under ASC 815 and recorded at fair value, with periodic adjustments. Its value fluctuates based on factors such as the company’s stock price, market volatility, risk-free interest rates, and amendments to the agreement. For the year ended December 31, 2024, the fair value of deferred consideration decreased by $361,449 from its balance as of December 31, 2023. This reduction was due to a decline in the fair value adjustment on the stock and cash consideration payable to the Abaca shareholders, which affected the fair value of the third anniversary payment.

Interest expense for 2024 primarily consists of interest liability on the Senior Secured Promissory Note. In contrast, interest expense for 2023 primarily comprised interest liabilities on both the Senior Secured Promissory Note and the deferred obligation related to the reverse acquisition of NLIT (see Note 8 for details on the issuance of shares to PCCU). For the year ended December 31, 2024, interest expense decreased by $561,346. This reduction was mainly due to the restructuring of the deferred obligation payable related to the reverse acquisition, which was converted into a Senior Secured Promissory Note on March 29, 2023.

The Company has warrant liabilities related to Public, Private Placement, PIPE, and Abaca Warrants, which may be settled in cash or stock depending on conditions such as stock price or registration status. These warrants are accounted for as derivative liabilities due to their contingent nature. The liabilities are subject to adjustments based on terms and stock performance. The change in the fair value of warrant liabilities by $2,803,638 from December 31, 2023 was attributable to the decrease in the share price.

Income taxes

Year ended December 31,	2024	2023	Change ($)	Change (%)
Income tax expense (benefit), net	$43,859,686	$(1,829,701)	$45,689,387	(2,497.10)%
	$43,859,686	$(1,829,701)	$45,689,387	(2,497.10)%

The Company recognized a deferred tax asset, primarily arising from temporary differences between financial accounting and tax reporting related to the reverse acquisition of NLIT, the acquisition of Abaca, and Net Operating Loss (NOL) carryforwards (see Note 18 for a detailed breakdown of deferred tax assets). For the year ended December 31, 2024, the provision for income taxes increased by $45,689,387 compared to the same period in 2023. This increase was principally due to our determination that it is more likely than not the deferred tax assets cannot be realized.

Financial Condition

Cash and cash equivalents

Cash, cash equivalents totaled $2,324,647 and $4,888,769 as of December 31, 2024 and 2023, respectively.

Cash flows

For the year ended December 31, 2024, the Company generated $430,477 in cash from operations, compared to cash used of $832,144 for the year ended December 31, 2023. This improvement was mainly due to lower operating expenses and the greater number of performing loans at better interest rates than the previous period.

For the year ended December 31, 2024, the Company generated $12,394 in cash from investing activities, compared to cash used of $2,180,448 for the year ended December 31, 2023. The decrease was primarily due to the repayment of loans by customers in the previous period.

For the year ended December 31, 2024, the Company used $3,006,993 in cash for financing activities, compared to $488,834 in the corresponding period of 2023. This was mainly due to the repayments on the senior secured promissory note during 2024.

Contract assets and liabilities

Deferred revenue is primarily related to contract liabilities associated with the Company agreements. As of December 31, 2024, SHF reported a contract asset and liability of $0 and $28,335 respectively and on December 31, 2023, SHF reported a contract asset and liability of $0 and $21,922, respectively.

Liquidity and going concern

Liquidity refers to our ability to meet anticipated cash demands, including servicing debt, funding operations, maintaining assets, and covering other routine business expenses. Our primary cash outflows include debt principal and interest repayments, operating costs, and general business expenditures. The main source of our liquidity continues to be cash inflows generated from operational performance. As of December 31, 2024, the Company does not have significant capital investment commitments.

Going concern

Under Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, the Company is responsible for evaluating whether conditions or events raise substantial doubt about its ability to meet future financial obligations within one year of the financial statement issuance date. This evaluation involves two steps: (1) assessing whether conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, and (2) if substantial doubt is raised, evaluating whether the Company has plans to mitigate that doubt. Disclosures are required if substantial doubt exists or if the Company’s plans alleviate the doubt.

While the company reported a net working capital deficit of $983,833 at the end of 2024, this figure includes several non-cash liabilities that do not affect liquidity. After adjusting for these non-cash items and considering the cost of the Amended PCCU Note the adjusted working capital calculation is as follows:

Amount
Working capital deficit as on December 31, 2024	$(983,833)
Forward purchase agreement, net	2,725,359
Third anniversary payment consideration	322,000
Fees paid in 2025 on the Amended PCCU Note	(53,742)
Adjusted working capital as on December 31, 2024	$2,009,784

The Company has the following non-cash items on its balance sheet that impact the working capital calculation as reported, thus improving working capital:

-	Obligation under the Forward Purchase Agreement: As of December 31, 2024, the Company had a forward purchase receivable of $4,584,221 and a forward purchase derivative liability of $7,309,580, resulting in a net liability of $2,725,359. This liability can be settled in common stock at the Company’s discretion, offering flexibility to improve working capital, which is management’s plan and intention.
-	Obligation under the Third Anniversary Consideration Payment: As of December 31, 2024, the Company had an outstanding liability of $322,000, payable to the Abaca shareholders. This liability can also be settled in common stock at the Company’s discretion, providing further flexibility to enhance working capital, which is management’s plan and intention.

At December 31, 2024, the Company reported cash of $2,324,647 and a net working capital deficit of $983,833, compared to cash of $4,888,769 and a net working capital deficit of $135,355 as of December 31, 2023. The Company’s ability to continue as a going concern depends on its capacity to generate sufficient liquidity to meet financial obligations, including interest repayments under the senior secured note with PCCU. The Company incurred operating losses of $7,091,486 and $20,731,049 for the years ended December 31, 2024 and 2023, respectively.

The reported working capital deficit and operating losses, before adjustment for non-cash activity raises substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements are issued.

Management’s Plan Related to Going Concern

To address these concerns, the Company has performed actions, including renegotiating its senior secured loan with PCCU. On January 29, 2025, the Company and PCCU entered into a letter agreement to defer the principal payments for February and March 2025 (the “Deferral Period”). While interest has been repaid during the Deferral Period, the note repayment schedule has been extended by an additional two months.

Furthermore, on March 1, 2025, the Company entered into an Amended PCCU Note with PCCU, modifying the outstanding principal of $10,748,408 with an interest rate of 4.25% per annum. The new repayment schedule includes interest-only payments from March 1, 2025, to January 5, 2027, followed by monthly principal and interest payments from February 5, 2027, to September 5, 2030, with the full loan balance due by October 5, 2030. This two-year deferment of principal has unlocked $6,437,050 in cash flow, significantly improving the Company’s liquidity position.

On December 31, 2024, as a result of the Amended PCCU Note, the Company excluded the short-term obligations of the PCCU Note totaling $2,883,167 from current liabilities and reclassified it as non-current liabilities.

In the first quarter of 2025, the Company commenced utilizing its stock-based compensation as an alternative to cash payments to attract and retain talent, the Board of Directors restructured their compensation towards stock-based compensation, and the Company has continued to reduce costs through lower headcount and other operational spend. The Company has established a budget and monitors its liquidity position and will make adjustments as needed.

Due to the uncertainty surrounding cash flows from operations, the management plans outlined above do not entirely resolve the uncertainty regarding the going concern assumption. As a result, management has determined that there remains substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements are issued.

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

Litigation

On October 17, 2024, the Company caused a Complaint to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187 (Denver County District Court).  On November 21, 2024, in connection with the Company’s request, the Company caused the Merger Payment to be deposited into the Denver County District Court’s registry so that it can be distributed in accordance with the terms of the Merger Agreement. The Merger Payment has already been accounted for in the working capital deficit disclosed in the Liquidity and Going Concern section. On December 19, 2024, Daniel Roda, Gregory W. Ellis, and James R. Carroll caused an answer and counterclaim to be filed in response to the Company Complaint. For additional details, please refer to the section titled “Abaca legal case in Denver” in the Recent Updates above as well as the Company’s Current Reports on Form 8-K filed with the SEC on October 18, 2024 and December 19, 2024.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, allocating transaction prices to specific services provided within a contract. The primary revenue streams include account fee income, interest income on loans, and investment income, each classified as gross revenue due to the Company’s control over the respective processes. An important element of the estimation process is the determination of a principal-vs-agent (gross-vs-net) relationship.

Account Fee Income

Revenue from account fee income is recognized when the Company fulfills its service obligations, including fees charged for financial services such as account maintenance, transaction processing, and other miscellaneous services. The transaction price is determined based on contractual terms and potential fluctuations in customer usage. The Company recognizes revenue on a gross basis, as it is directly responsible for compliance monitoring, account management, and reporting services, and has sole discretion in setting service fees.

Interest Income on Loans

The Company earns revenue from interest on loans, previously determined using a fixed percentage fee structure, where PCCU received a share of interest income from CRB-related loans. Revenue is recognized over the loan period as earned. The Company reports this revenue on a gross basis as a principle, as it is responsible for identifying customers, evaluating and onboarding borrowers, and determining loan interest rates. Additionally, under the PCCU CAA, the Company is required to pay PCCU a loan servicing fee of 0.35% of the outstanding loan balance and monthly service fees, which vary based on account balances above or below $1 million.

Investment Income

Revenue from investment income consists of interest earned on daily deposit balances maintained with financial institutions. The Company’s customer base primarily includes financial institutions serving cannabis-related businesses (CRBs), with revenue primarily generated in the United States. Revenue is recognized on a gross basis, as the Company retains first rights over deposit balances and controls their allocation for loan funding, subject to contractual ceiling limits. The Company maintains control over the utilization of deposit balances, reinforcing its principal role in this revenue stream. Additionally, the Company paid PCCU a 25% hosting fee based on investment earnings derived from PCCU-related deposits.

These revenue recognition policies align with ASC 606, ensuring the appropriate allocation of transaction prices to the Company’s distinct performance obligations, including setup fees, ongoing service charges, and financial management activities.

Stock-based compensation

In conjunction with the 2022 Plan, as of December 31, 2024, the Company had granted stock options and restricted stock units which are described in more detail below:

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

Forward Purchase Agreement

The Company, under a Forward Purchase Agreement (“FPA”) with Midtown East, which was later reassigned to Verdun and Vellar (both such terms defined below), involved complex transactions around Class A Common Stock. Initially, about 0.19 million shares were acquired from the market. Post-business combination, the Company disbursed $39.6 million for these shares and associated costs. The FPA allows for an early termination sale of shares by the assignees, with proceeds above the reset price going to them and the rest to the Company. The final settlement at the maturity date includes a cash or share payment based on the forward price and a maturity cash consideration. In 2022, the reset price adjustment, influenced by the common stock’s trading value and preferred share conversions, significantly reduced the FPA receivable from $37.9 million to $4.6 million. No further transactions or value changes were noted in the year end December 31, 2023, and December 31, 2024, maintaining the FPA receivable’s value. The value of the forward purchase agreement could diminish if the Company issues any securities at a price below the reset price of $25.00 per share before the agreement expires.

Forward Purchase Derivative

The Company records the forward purchase derivative from a business combination as per ASC 815, marking it as an asset or liability at fair value, adjusted each reporting period. Fair value adjustments are recognized in the consolidated statement of operations. The Monte-Carlo Simulation, applying Geometric Brownian Motion for stock price projections, was utilized for valuation. In 2022, the company fully accounted for the maximum contractual liability. Throughout 2023 and 2024, there were no notable shifts in risk factors that would impact the values of FPA derivatives. As a result, the valuation established on December 31, 2022, was maintained for the years ended December 31, 2023 and December 31, 2024.

Impairment of Goodwill and Finite-lived intangible assets

The Company assesses goodwill and intangible assets for impairment in accordance with ASC 350 and ASC 360, utilizing various valuation methodologies that involve significant management judgment and estimation.

On December 31, 2024, the Company conducted its annual goodwill impairment test under ASC 350, employing a combination of the Discounted Cash Flow (DCF) Method and the Guideline Public Company (GPC) Method. The DCF method estimated the present value of projected future cash flows using an appropriate discount rate, while the GPC method compared key financial metrics against publicly traded comparable companies. As a cross-check, the enterprise value approach was used to validate the results. The impairment determination incorporated an equally weighted enterprise value derived from both the DCF and GPC methods. Since the fair value of the asset group was lower than its carrying amount, the Company recorded a full goodwill impairment charge of $6.06 million.

Additionally, under ASC 360, the Company conducted a recoverability test by comparing the sum of estimated undiscounted future cash flows of the asset group to its carrying amount. As the undiscounted cash flows were lower than the carrying amount, the Company proceeded with a fair value assessment using a DCF analysis. The results indicated that the fair value of the asset group was lower than its carrying amount, leading to impairment charges of $0.05 million for market-related intangible assets, $0.05 million for customer relationships, and $2.99 million for developed technologies.

The determination of impairment is inherently subjective and relies on key assumptions regarding future economic conditions, industry-specific factors, and Company performance. For goodwill and intangible asset impairment testing under ASC 350 and ASC 360, the Company applies critical estimates, including projected future cash flows based on expected revenue growth, market demand, and operational performance, discount rate selection reflecting asset-specific risks and prevailing market conditions, useful life estimates for intangible assets, which impact the recoverability assessment, and customer attrition rates affecting the valuation of customer-related intangible assets. These estimates are influenced by broader macroeconomic factors, including interest rate fluctuations, inflationary pressures, and sector-specific developments. Given the complexity and judgment involved, impairment test results may significantly vary over time due to changes in market conditions, operational performance, technological advancements, or strategic business decisions such as asset sales or discontinued operations. As a result, impairment charges may fluctuate materially across reporting periods, highlighting the sensitivity of these estimates to evolving financial and market dynamics.

Warrants Liability

The Company’s accounting for warrants, including Public, Private Placement, PIPE, and Abaca warrants, constitutes a critical accounting estimate due to the significant judgments and assumptions involved in their valuation and the potential impact on our financial statements. These warrants are recorded at fair value on a recurring basis, requiring the use of observable market data and valuation techniques that involve significant estimates and assumptions. For Public warrants, the Company utilizes Level 1 inputs, relying on exchange-traded prices which provide a transparent and observable market valuation. This approach minimizes the level of estimation uncertainty associated with these warrants. Private Placement, PIPE and Abaca Warrants valuations are based upon internal assessments by the Company, employing Level 3 inputs derived from unobservable inputs. Key assumptions in the valuations include the expected volatility of our stock, exercise price, the fair market value of the underlying Class A Common Stock, the risk-free interest rate, the expected life of the warrants, and the dividend yield. Future variations in these critical assumptions could arise from changes in market conditions, such as fluctuations in the volatility of the Company’s stock, alterations in the risk-free interest rate reflecting broader economic shifts, or adjustments in the expected life of the warrants due to changes in the holders’ exercise behavior. Additionally, regulatory changes or shifts in the market perception of the Company could also necessitate adjustments to these assumptions. Changes in these assumptions could lead to significant variations in the recorded fair value of the warrants, impacting the Company’s financial position and results of operations. The Company closely monitors these assumptions and market conditions to ensure that the warrant valuations accurately reflect their fair market value on reporting date.

Deferred consideration

The Company’s accounting for the deferred consideration arising from the acquisition of Abaca represents a critical accounting estimate, consistent with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). This consideration is accounted for as a derivative liability. This approach necessitates the recognition of this obligation on the balance sheet at its fair value, with subsequent adjustments to fair value reflected at each reporting period end. The determination of fair value involves significant judgments and assumptions, particularly in light of the complex terms outlined in the Abaca merger agreement and its amendments. The deferred consideration includes cash payments scheduled at various anniversaries of the merger closing, the issuance of common stock based on specified conditions, and the introduction of additional consideration and stock warrants as per the latest amendments to the agreement. The fair value assessment of these components is influenced by several factors, including the Company’s stock price, the volatility of the stock, the risk-free interest rate, and the specific terms of the deferred and stock considerations as amended. Future variations in the fair value of this derivative liability could arise from changes in the Company’s stock price, fluctuations in market volatility, alterations in the risk-free interest rate, or changes in the terms of the agreement as negotiated with the Abaca stockholders. Such changes could be prompted by evolving business strategies, market conditions, or regulatory environments that impact the financial and operational aspects of the agreement. These estimates and assumptions are subject to inherent uncertainties and the exercise of management’s judgment. Changes in these critical assumptions could lead to significant adjustments in the recorded fair value of the derivative liability associated with the Abaca acquisition’s deferred consideration. These adjustments could materially impact the Company’s financial position and results of operations, emphasizing the importance of the estimates and assumptions used in the valuation of this complex financial instrument. The Company closely monitors related developments and market conditions to ensure the derivative liability is accurately valued, providing transparency and reliability on the reporting date.

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued until such time as those standards apply to private companies. In electing this relief, the JOBS Act does not preclude an EGC from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies. SHF has elected to use this relief and will do so until the earlier of the date that it (a) is no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result of the elected JOBS Act relief, these combined and consolidated financial statements may not be comparable to companies that do not elect JOBS Act relief or choose to early adopt different accounting pronouncements than SHF.

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the year ended December 31, 2024, the Company has identified material weaknesses within our internal controls over financial reporting. Refer to Item 9A of this document for additional details.

Related Party Relationships

PCCU is considered a related party as it holds a significant ownership interest in the Company and serves as its position as the Company’s sole lending institution. The agreements between PCCU and the Company are as follows:

Account Servicing Agreement

The Company had an Account Servicing Agreement with PCCU. The Company provides services as per the agreement to CRB accounts at PCCU. In addition to providing the services, the Company assumed the costs associated with the CRB accounts. These costs include employees to manage account onboarding, monitoring and compliance, rent and office expense, insurance and other operating expenses necessary to service these accounts. Under the agreement, PCCU agreed to pay the Company all revenue generated from CRB accounts. Amounts due to the Company were due monthly in arrears and upon receipt of invoice. This agreement was replaced and superseded in its entirety by the PCCU CAA, which was entered into on March 29, 2023, and later amended and restated on December 31, 2024, between PCCU and the Company

Support Services Agreement

On July 1, 2021, SHF entered into a Support Services Agreement with PCCU. In connection with PCCU hosting the depository accounts and the related loans and providing certain infrastructure support, PCCU receives (and SHF pays) a monthly fee per depository account. In addition, 25% of any investment income associated with CRB deposits is paid to PCCU. This agreement was replaced and superseded in its entirety by the PCCU CAA, which was entered into on March 29, 2023, and later amended and restated on December 31, 2024, between PCCU and the Company.

Loan Servicing Agreement

Effective February 11, 2022, the Company entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and the Company. PCCU receives a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded and serviced by PCCU. For the loans that are subject to this agreement, the Company originates the loans and performs all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to perform these services. Under the Loan Servicing Agreement, the Company has agreed to indemnify PCCU from all claims related to default-related credit losses as defined in the Loan Servicing Agreement. This agreement was replaced and superseded in its entirety by the PCCU CAA, entered into on March 29, 2023, between PCCU and the Company, which was subsequently amended on December 31, 2024.

Commercial Alliance Agreement

On March 29, 2023, the Company and PCCU entered into the PCCU CAA, which was subsequently amended and restated on December 31, 2024. This agreement set forth the terms and conditions of lending and account-related services, governing the relationship between the Company and PCCU. The PCCU CAA outlined the application, underwriting, loan approval, and foreclosure processes for loans issued by PCCU to CRBs, as well as the loan servicing and monitoring responsibilities of both parties.

In particular, the PCCU CAA provided procedures to be followed upon the default of a loan to ensure that neither the Company nor PCCU would take title to or possession of cannabis-related assets, including real property that may have served as collateral for loans funded by PCCU pursuant to the agreement.

Under the PCCU CAA, PCCU had the right to receive monthly fees for managing loans. For SHF-serviced loans (CRB loans provided by PCCU but primarily handled by SHF), a yearly fee of 0.25% of the remaining loan balance was applied. For loans both financed and serviced by PCCU, a yearly fee of 0.35% on the outstanding balance was charged. These fees were calculated based on the average daily balance of each loan for the preceding month.

Additionally, the Company was obligated under the PCCU CAA to indemnify PCCU from certain default-related loan losses, as fully defined in the agreement.

Furthermore, the PCCU CAA outlined certain fees to be paid to the Company for specified account-related services, including cannabis-related income such as loan origination fees, interest income on CRB-related loans, participation fees, servicing fees, investment income, account activity fees, processing fees, and other revenue. These fees were set at $30.96 per account in 2022, $25.32-$27.85 per account in 2023, and $26.08-$28.69 in 2024.

Regarding CRB deposits held at PCCU, investment and interest income earned on these deposits (excluding interest income on loans funded by PCCU) was shared at a ratio of 25% to PCCU and 75% to the Company. Additionally, PCCU maintained its CRB-related deposits to total assets ratio at 60%, unless otherwise dictated by regulatory, regulator, or policy requirements. The initial term of the PCCU CAA was two years, with a one-year automatic renewal, unless either party provided a one hundred twenty-day written notice prior to the end of the term.

Up to the third quarter of 2023, the Company’s investment earnings came solely from interest on deposits at the Federal Reserve Bank, capped at the earnings accrued by PCCU from its reserves. However, in the fourth quarter of 2023, a strategic shift led the Company to adopt the Federal Reserve’s interest rates applied to the daily average balance of SHF customer deposits, with certain exclusions. This method, applied retroactively from the beginning of 2023, resulted in an incremental revenue of $549,000, which was recognized in the fourth quarter. Under the PCCU CAA, the Company was obligated to pay a 25% of the investment earnings as a hosting fee to PCCU based on this income.

On December 31, 2024, the Company and PCCU entered into an Amended CAA, extending the term through December 31, 2028, with automatic two-year renewal periods unless a party provides written notice of non-renewal at least 12 months before the current term expires.

Key modifications under the Amended CAA include:

●	Elimination of Indemnification Obligations: The Company is no longer required to indemnify PCCU for any loan-related losses under either the original or future agreements.
●	Elimination of Prior Fees and Implementation of Asset Hosting Fee Structure: Under the previous agreement, the Company was required to pay various fees to PCCU, including per-account servicing fees, investment hosting fees, and loan servicing fees. The Amended CAA eliminates all these charges and replaces them with a fixed account servicing fee. Under the new structure, the Company will pay a single asset hosting fee which is calculated as 0.01 multiplied by the average daily balance of account relationships generated by the Company, divided by the number of days in the year, and multiplied by the number of days in the applicable month. This revised model aligns servicing costs with account balances rather than a flat per-account charge, offering a more scalable and efficient fee structure.
●	Investment Income Entitlement: Under the Amended CAA, the Company received all investment income earned on CRB funds invested on its behalf by PCCU, effectively eliminating the investment hosting fees that were previously payable to PCCU.
●	Loan Yield Allocation Formula: The Company’s interest income will be determined using a loan yield allocation formula incorporating the Constant Maturity US Treasury Rate and a proprietary risk rating formula for determining the fee split.
●	Loan-to-Share Ratio Compliance: The Amended CAA introduces penalties for the Company, if it fails to maintain the agreed Loan-to-Share (LTS) Ratio. If the LTS Maximum (60%) is exceeded for over 90 days, the Asset Hosting Fee increases from 1.00% to 1.10% of the average daily balance (ADB) until compliance is restored. If the LTS Minimum (27.5%) is breached, SHF must pay a quarterly adjustment fee based on the shortfall. Additionally, if the LTS Ratio exceeds 100% for 90 days, SHF incurs an interest charge at the Federal Funds Rate + 120 bps, calculated daily and paid monthly.

The schedule below demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits on December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
CRB related deposits	$116,064,487	$129,350,998
Capacity at 60%	69,638,692	77,610,599
PCCU net worth	82,400,677	81,087,746
Capacity at 1.3125	108,150,889	106,670,306
Limiting capacity	69,638,692	77,610,599
PCCU loans funded	56,794,446	55,660,039
Amounts available under lines of credit	1,131,708	525,000
Incremental capacity	$11,712,538	$21,425,560

The revenue from operation on the statement of operations consists of the following agreement mentioned above for the year ended December 31, 2024, and December 31, 2023:

	Year ended December 31, 2024	Year ended December 31, 2023
Account Servicing Agreement	$-	$3,075,458
Commercial Alliance Agreement	12,601,271	10,761,245
Total	$12,601,271	$13,836,703

The operating expense on the statement of operations consists of the following agreement mentioned above for the year ended December 31, 2024, and December 31, 2023:

	Year ended December 31, 2024	Year ended December 31, 2023
Support Services Agreement	$-	$378,730
Loan Servicing Agreement	-	11,929
Commercial Alliance Agreement	1,052,693	1,665,644
Total	$1,052,693	$2,056,303

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with GAAP. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has identified material weaknesses, two of which were recognized in 2022. A “material weakness”, represents a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Based on the material weaknesses identified in the management team’s evaluation of internal controls over financial reporting, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses described below. In light of the material weaknesses, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

We consider the following material weaknesses to be outstanding as of December 31, 2024:

Revenue Recognition: The Company has identified a material weakness in our internal control over financial reporting related to the need to enhance the design and operating effectiveness of internal controls over the review of revenue recognition from calculations that occur on a monthly basis between the Company and PCCU.

To remediate this material weakness, the Company is developing a tool aimed at improving oversight and accuracy in the revenue calculation process. The tool is currently in the testing phase, and management expects that, once fully implemented, it will enable the Company to establish more robust internal processes for revenue reconciliation with financial institution partners. Additionally, the tool will improve the Company’s ability to serve its customer base more effectively.

Accounting for Financial Instruments: Prior to the year ended 2024, the Company identified a material weakness in the effectiveness of management’s review controls related to the accounting, disclosure, and valuation of complex financial instruments. In 2023, the Company did not initially properly account for certain warrants and deferred consideration payable to the Abaca shareholders which was corrected before the filing of the financial statement. Remediation plans were put in place in 2024 over these financial instruments, and the Company subsequently accounted for these warrants and deferred consideration correctly under GAAP for all 2024 quarterly periods, including the year-end period ending December 31, 2024. Despite these efforts, on December 31, 2024 the Company did not appropriately apply the guidance under ASC 470, Debt, in connection with the reclassification of the Amended PCCU Note. The PCCU Note, which was amended on March 1, 2025, met the criteria for classification as a non-current liability under ASC 470, but was incorrectly presented as a current liability in the Company’s financial statements. This classification error resulted from the material weakness pertaining to these management review controls remaining ineffective as of year-end 2024. The Company is in the process of designing its approach to remediation.

Going concern: As of December 31, 2024, the Company identified a material weakness in its internal control over financial reporting related to its going concern assessment. Specifically, management reached an incorrect conclusion regarding the absence of substantial doubt about the Company’s ability to continue as a going concern, due to deficiencies in the application of ASC 205-40 and SEC Staff Accounting Bulletin No. 59 (Topic 1.M). While the Company considered a number of positive indicators—such as adjusted working capital, a three-year trend of public adjusted EBITDA, material reductions in non-rate expenses, the Amended PCCU Note, and the ability to renegotiate vendor arrangements—management’s evaluation initially failed to be evaluated based on financial cash flow projections from the date the financial statements would be issued. As a result of these factors, the Company’s initial conclusion regarding its ability to continue as a going concern was not appropriately supported under GAAP. Ineffective management review constitutes a material weakness in the Company’s internal control over the going concern analysis. The Company is in the process of designing its approach to remediation.

Information technology: Certain users with unnecessary privileged access were noted within the financially relevant systems resulting in segregation of duty risk. The Company’s controls over logical access, specifically user access reviews and privileged access to financially relevant systems and underlying accounting records were not effectively designed. Access logs from the Company’s business systems indicate that the certain users never inappropriately accessed these systems or posted any transactions resulting in inaccurate financial reporting. As of the filing, the unnecessary access has been removed and the Company is designing a remediation plan to mitigate this material weakness.

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

Changes in Internal Control over Financial Reporting

Other than the efforts to remediate the material weakness noted above, there were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2024, covered by this Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management has expended, and will continue to expend, effort and resources for their mediation of the material weakness and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be set forth in our definitive Proxy Statement to be filed with the Commission within 120 days after the conclusion of our year ended December 31, 2024 (the “Proxy Statement”) pursuant to General Instructions G(3) of Form 10-K and is incorporated herein by reference.

Certain information relating to the Executive Officers of the Company appears in Part I of this Form 10-K under the heading “Information about Our Executive Officers” and is incorporated by reference in this section.

Code of Ethics

We have adopted a Code of Conduct and Ethics applicable to all officers, directors and employees. A copy of our Code of Conduct and Ethics is filed as Exhibit 14 to this Form 10-K.

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

(3) List of Exhibits

The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit
2.1 †	Unit Purchase Agreement dated February 11, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2022).
2.2	First Amendment to Unit Purchase Agreement dated September 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).
2.3	Second Amendment to Unit Purchase Agreement dated September 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).
2.4	Third Amendment to Unit Purchase Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2022).
2.5†	Agreement and Plan of Merger, dated October 29, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
2.6	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 15, 2022).
2.7	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
2.8	First Amendment to Second Amendment to Agreement and Plan of Merger, Warrant Agreement, and Lock-up Agreement dated February 27, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on March 4, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed March 20, 2025.
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, filed on June 2, 2021).

4.7	Description of Registered Securities (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
10.13	Amended and Restated Commercial Alliance Agreement, dated December 30, 2024, between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 7, 2025).
10.15	Amended and Restated - 2022 Equity Incentive Plan (incorporated by reference to Exhibit 3 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
10.16	Form SHF Holdings, Inc. Stock Option Agreement (incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
10.17	Form of SHF Holdings, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 5 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
10.18	Security Agreement, dated March 29, 2023, by and between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023).
10.20	Letter Agreement dated January 29, 2025 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on February 3, 2025).
10.21	Amendment to Employment Agreement dated April 2, 2024 between the Company and James Dennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 8, 2024).
10.22	Amendment to Employment Agreement dated April 2, 2024 between the Company and Donald Emmi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 8, 2024).
10.23	Amendment to Employment Agreement dated August 1, 2024 between the Company and Sundie Seefried (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 4, 2024).
10.24	Amendment to Employment Agreement dated August 1, 2024 between the Company and Dan Roda (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 27, 2024).
10.25	Amendment to Employment Agreement dated August 1, 2024 between the Company and Tyler Beuerlein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 27, 2024).
10.26	Executive Employment Agreement, dated January 21, 2025, between the Company and Terrance Mendez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2025).
14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 1 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
19*	[Insider Trading Policies and Procedures]
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Marcum LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHF HOLDINGS INC.

Date: April 10, 2025		/s/ Terrance E. Mendez
	Name:	Terrance Mendez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 10, 2025		/s/ James H. Dennedy
	Name:	James H. Dennedy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Terrance E. Mendez	Chief Executive Officer	April 10, 2025
Terrance E. Mendez

/s/ James H. Dennedy	Chief Financial Officer	April 10, 2025
James H. Dennedy

/s/ Jonathon F. Niehaus	Director	April 10, 2025
Jonathon F. Niehaus

/s/ Douglas Fagan	Director	April 10, 2025
Douglas Fagan

/s/ Jennifer Meyers	Director	April 10, 2025
Jennifer Meyers

/s/ Jonathan Summers	Director	April 10, 2025
Jonathan Summers

/s/ Karl Racine	Director	April 10, 2025
Karl Racine

/s/ Richard Carleton	Director	April 10, 2025
Richard Carleton

/s/ Sundie Seefried	Director	April 10, 2025
Sundie Seefried

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

SHF HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SHF Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SHF Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and may need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hartford, CT

April 10, 2025

SHF Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$2,324,647	$4,888,769
Accounts receivable – trade	134,609	121,875
Accounts receivable – related party	968,023	2,095,320
Prepaid expenses – current portion	659,536	546,437
Accrued interest receivable	16,319	13,780
Forward purchase receivable	4,584,221	-
Short-term loans receivable, net	13,332	12,391
Other current assets	3,000,000	82,657
Total Current Assets	$11,700,687	$7,761,229
Long-term loans receivable, net	378,854	381,463
Property, plant and equipment, net	3,154	84,220
Operating lease right to use assets	703,524	859,861
Goodwill	-	6,058,000
Intangible assets, net	-	3,721,745
Deferred tax asset, net	-	43,829,019
Prepaid expenses – long term position	412,500	562,500
Forward purchase receivable	-	4,584,221
Security deposit	19,568	18,651
Total Assets	$13,218,287	$67,860,909

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$140,723	$217,392
Accounts payable-related party	75,608	577,315
Accrued expenses	1,301,378	1,008,987
Contract liabilities	28,335	21,922
Lease liabilities – current	161,952	132,546
Senior secured promissory note – current portion	255,765	3,006,991
Deferred consideration – current portion	3,338,343	2,889,792
Forward purchase derivative liability	7,309,580	-
Other current liabilities	72,836	41,639
Total Current Liabilities	$12,684,520	$7,896,584
Warrant liabilities	1,360,491	4,164,129
Deferred consideration – long term portion	-	810,000
Forward purchase derivative liability	-	7,309,580
Senior secured promissory note—long term portion	10,748,408	11,004,175
Net deferred indemnified loan origination fees	-	63,275
Lease liabilities – long term	712,882	875,447
Indemnity liability	-	1,382,408
Total Liabilities	$25,506,301	$33,505,598
Commitment and Contingencies (Note 13)
Stockholders’ (Deficit) Equity

Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 and 1,101 shares issued and outstanding on December 31, 2024, and December 31, 2023, respectively	-	-
Class A Common Stock, $.0001 par value, 130,000,000 shares authorized, 2,783,667 and 2,728,169 issued and outstanding on December 31, 2024, and December 31, 2023, respectively	278	273
Additional paid in capital	108,467,253	105,924,859
Retained deficit	(120,755,545)	(71,569,821)
Total Stockholders’ (Deficit) Equity	$(12,288,014)	$34,355,311
Total Liabilities and Stockholders’ (Deficit) Equity	$13,218,287	$67,860,909

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2024	2023
Revenue	$15,242,560	$17,562,903

Operating expenses
Compensation and employee benefits	$7,783,331	$10,334,212
General and administrative expenses	4,018,094	6,587,392
Professional services	2,518,394	1,858,137
Lease expense	258,477	315,614
Credit loss (benefit) expense	(1,393,131)	290,857
Impairment of goodwill	6,058,000	13,208,276
Impairment of long-lived intangible assets	3,090,881	5,699,464
Total operating expenses	$22,334,046	$38,293,952
Operating loss	(7,091,486)	(20,731,049)
Other (income) expenses
Interest expense	533,390	1,094,736
Change in fair value of warrant liabilities	(2,803,638)	1,853,920
Change in the fair value of deferred consideration	(361,449)	(4,570,157)
Total other (income) expenses	$(2,631,697)	$(1,621,501)
Net loss before income tax	(4,459,789)	(19,109,548)
Provision (benefit) for income taxes	$43,859,686	$(1,829,701)
Net loss	$(48,319,475)	$(17,279,847)
Weighted average shares outstanding, basic	2,772,867	2,128,728
Basic net loss per share	$(17.43)	$(8.12)
Weighted average shares outstanding, diluted	2,772,867	2,128,728
Diluted net loss per share	$(17.43)	$(8.12)

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Class A Common Stock		Additional Paid-in	Retained	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 01, 2023	14,616	$1	1,186,644	$119	$44,808,286	$(39,695,281)	$5,113,125
Cumulative effect from adoption of CECL	-	-	-	-	-	(581,318)	(581,318)
Issuance of shares to Abaca shareholders	-	-	291,791	29	4,085,047	-	4,085,076
Conversion of PIPE Shares	(13,515)	(1)	628,110	63	14,013,313	(14,013,375)	-
Restricted stock units	-	-	61,623	6	1,252,037	-	1,252,043
Stock compensation cost	-	-	-	-	2,459,324	-	2,459,324
PCCU Restructuring	-	-	560,000	56	38,406,352	-	38,406,408
Reversal of deferred underwriting cost	-	-	-	-	900,500	-	900,500
Net loss	-	-	-	-	-	(17,279,847)	(17,279,847)
Balance, December 31, 2023	1,101	$-	2,728,168	$273	$105,924,859	$(71,569,821)	$34,355,311
Issuance of equity for marketing services	-	-	12,117	1	149,999	-	150,000
Conversion of PIPE shares	(990)	-	39,600	4	866,245	(866,249)	-
Restricted stock units	-	-	3,781	-	63,784	-	63,784
Stock compensation cost	-	-	-	-	1,462,366	-	1,462,366
Net loss	-	-	-	-	-	(48,319,475)	(48,319,475)
Balance, December 31, 2024	111	$-	2,783,666	$278	$108,467,253	$(120,755,545)	$(12,288,014)

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,319,475)	$(17,279,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	711,929	1,373,707
Stock compensation expense	1,575,952	3,739,156
Net deferred indemnified loan origination fees	(63,275)	(45,806)
Interest expense	-	663,208
Lease expense	23,181	136,097
Credit loss (benefit) expense	(1,393,131)	290,857
Impairment of goodwill	6,058,000	13,208,276
Impairment of long-lived intangible assets	3,090,881	5,699,464
Deferred tax expense (benefit), net	43,859,686	(1,829,701)
Marketing expense settled via common stock	100,000	-
Change in fair value of warrant liabilities	(2,803,638)	1,853,920
Change in the fair value of deferred consideration	(361,449)	(4,570,157)
Changes in operating assets and liabilities:
Accounts receivable - trade	(12,734)	81,183
Accounts receivable – related party	1,127,297	(863,593)
Contract assets	-	21,170
Prepaid expenses	86,901	(220,852)
Other current liabilities	527	-
Accrued interest receivable	(2,542)	(6,460)
Deferred underwriting payable	-	(550,000)
Other current assets	(2,967,145)	40,370
Accounts payable	(76,672)	(2,515,442)
Accounts payable – related party	(501,709)	386,660
Accrued expenses	292,396	(464,424)
Contract liabilities	6,413	20,926
Security deposit	(916)	(856)
Net cash provided by (used in) operating activities	$430,477	$(832,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(208,434)
Payment to Abaca Shareholder	-	(3,000,000)
Loan receivable repayment	12,394	1,027,986
Net cash provided by (used in) investing activities	$12,394	$(2,180,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured promissory note	(3,006,993)	(488,834)
Net cash used in financing activities	$(3,006,993)	$(488,834)

Net decrease in cash and cash equivalents	(2,564,122)	(3,501,426)
Cash and cash equivalents - beginning of period	4,888,769	8,390,195
Cash and cash equivalents - end of period	$2,324,647	$4,888,769

Supplemental disclosure of cash flow information
Interest paid	$416,852	$450,258
Non-cash transactions:
Marketing expense settled via common stock	$50,000	$-
Shares issued for the settlement of abaca acquisition	-	4,085,076
Operating lease right of use assets recognized	-	-
Operating lease liabilities recognized	-	-
Shares issued for the settlement of PCCU debt obligation	-	38,406,408
Cumulative effect from adoption of CECL	-	581,318
Reversal of deferred underwriting cost	-	900,500
Interest recognized on PCCU settlement	-	639,521

See accompanying notes to consolidated financial statements

Note 1. Organization and Business Operations

Business Description

SHF Holdings, Inc. (the “Company”), based in Golden, Colorado, specializes in financial technology designed to facilitate banking service solutions tailored to the cannabis industry. Initially, the Company’s operations were developed as a credit union service organization under Partner Colorado Credit Union (“PCCU”). A strategic reorganization on July 1, 2021 consolidated select assets and activities from PCCU into SHF LLC (“SHF”) under SHF Holding Co., LLC. On September 28, 2022, Northern Lights Acquisition Corp. (“NLIT”) acquired SHF, changing its name from Northern Lights Acquisition Corp. to SHF Holdings, Inc., (the “Business Combination”). The Business Combination aimed to enhance the Company’s financial services footprint in the cannabis sector.

On October 31, 2022, the Company acquired Rockview Digital Solutions, Inc. d/b/a Abaca (“Abaca”). This merger, executed in two steps, positioned Abaca as a wholly-owned subsidiary, bolstering the Company’s fintech offerings and market reach.

The Company facilitates a range of financial services through its financial institution customers using a proprietary technology platform for deposit and ongoing deposit activity compliance with banking regulations and regulators. These include access to business checking and savings accounts, cash management, commercial lending, courier services, remote deposit services, ACH payments, and wire payments. These services enable cannabis businesses to manage their finances effectively. The Company generates revenue from fee income, investment income, loan interest income and by offering compliance services to certain financial institutions serving the cannabis industry.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

i. Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Material estimates that are particularly subject to change in the near term include the determination of the allowance for credit losses, valuation of deferred tax assets, and the fair value of financial instruments. Actual results could differ from the estimates.

ii. Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared on the accrual basis of accounting in conformity with GAAP and include the accounts of the Company, and its wholly-owned subsidiaries. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The Company has made certain immaterial reclassifications to the statements of operations for the year ended December 31, 2023, to conform to the presentation for the year ended December 31, 2024. These reclassifications, totaling $18,730 for the year ended December 31, 2023, were moved from ‘Interest Expense’ to ‘General and administrative expenses’.

The consolidated financial statements include the accounts of SHF Holdings, Inc. and its subsidiaries where the Company have controlling financial interests. All intercompany balances and transactions have been eliminated except that the par value per share remained $0.0001 per share.

iii. Reverse Stock Split

The Company effected a reverse stock split of 1-for-20 on March 14, 2025. Unless otherwise stated, all share and per share amounts for all periods presented have been adjusted to reflect the reverse stock split.

iv. Concentrations of Risk

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

Currently the Company substantially relies on PCCU to hold customer deposits and fund its originated loans. The majority of the Company’s revenue is generated by deposits and loans hosted by PCCU pursuant to the Commercial Alliance Agreement (“PCCU CAA”) dated March 29, 2023 between PCCU and the Company, which was amended on December 31, 2024 .

As of December 31, 2024 and 2023, the Company had only one loan on its balance sheet.

As of December 31, 2023, the Company had a total of twenty indemnified loans, three of which individually represented more than 10% of the total balance of indemnified loans. However, following the CAA amendment effective December 31, 2024, the Company is no longer responsible for these prior indemnifications. Therefore, no concentration related to indemnified loans existed as of December 31, 2024.

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

In making this determination, we consider factors such as the nature of our operating activities, the organizational and reporting structure, and the information reviewed by the CODM to evaluate and allocate resources effectively. The CODM utilizes adjusted EBITDA as the primary measure to assess segment performance, considering revenue trends, operating expenses, and overall financial position when making strategic decisions. All of our assets are located within the United States.

vi. Liquidity and Going Concern

Liquidity refers to our ability to meet anticipated cash demands, including servicing debt, funding operations, maintaining assets, and covering other routine business expenses. Our primary cash outflows include debt principal and interest repayments, operating costs, and general business expenditures. The main source of our liquidity continues to be cash inflows generated from operational performance. As of December 31, 2024, the Company does not have significant capital investment commitments.

Going concern

Under Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, the Company is responsible for evaluating whether conditions or events raise substantial doubt about its ability to meet future financial obligations within one year of the financial statement issuance date. This evaluation involves two steps: (1) assessing whether conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, and (2) if substantial doubt is raised, evaluating whether the Company has plans to mitigate that doubt. Disclosures are required if substantial doubt exists or if the Company’s plans alleviate the doubt.

While the company reported a net working capital deficit of $983,833 at the end of 2024, this figure includes several non-cash liabilities that do not affect liquidity. After adjusting for these non-cash items and considering the cost of the Amended PCCU Note the adjusted working capital calculation is as follows:

Amount
Working capital deficit as on December 31, 2024	$(983,833)
Forward purchase agreement, net	2,725,359
Third anniversary payment consideration	322,000
Fees paid in 2025 on the Amended PCCU Note	(53,742)
Adjusted working capital as on December 31, 2024	$2,009,784

The Company has the following non-cash items on its balance sheet that impact the working capital calculation as reported, thus improving working capital:

-	Obligation under the Forward Purchase Agreement: As of December 31, 2024, the Company had a forward purchase receivable of $4,584,221 and a forward purchase derivative liability of $7,309,580, resulting in a net liability of $2,725,359. This liability can be settled in common stock at the Company’s discretion, offering flexibility to improve working capital, which is management plan and intention.
-	Obligation under the Third Anniversary Consideration Payment: As of December 31, 2024, the Company had an outstanding liability of $322,000, payable to the Abaca shareholders. This liability can also be settled in common stock at the Company’s discretion, providing further flexibility to enhance working capital, which is management plan and intention.

At December 31, 2024, the Company reported cash of $2,324,647 and a net working capital deficit of $983,833, compared to cash of $4,888,769 and a net working capital deficit of $135,355 as of December 31, 2023. The Company’s ability to continue as a going concern depends on its capacity to generate sufficient liquidity to meet financial obligations, including interest repayments under the senior secured note with PCCU. The Company incurred operating losses of $7,091,486 and $20,731,049 for the years ended December 31, 2024 and 2023, respectively.

The reported working capital deficit and operating losses, before adjustment for non-cash activity raises substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements are issued.

Management’s Plan Related to Going Concern

To address these concerns, the Company has performed actions, including renegotiating its senior secured loan with PCCU. On January 29, 2025, the Company and PCCU entered into a letter agreement to defer the principal payments for February and March 2025 (the “Deferral Period”). While interest has been repaid during the Deferral Period, the note repayment schedule has been extended by an additional two months.

Furthermore, on March 1, 2025, the Company entered into an Amended PCCU Note with PCCU, modifying the outstanding principal of $10,748,408 with an interest rate of 4.25% per annum. The new repayment schedule includes interest-only payments from March 1, 2025, to January 5, 2027, followed by monthly principal and interest payments from February 5, 2027, to September 5, 2030, with the full loan balance due by October 5, 2030. This two-year deferment of principal has unlocked $6,437,050 in cash flow, significantly improving the Company’s liquidity position.

On December 31, 2024, as a result of the Amended PCCU Note, the Company excluded the short-term obligations of the PCCU Note totaling $2,883,167 from current liabilities and reclassified it as non-current liabilities.

In the first quarter of 2025, the Company commenced utilizing its stock-based compensation as an alternative to cash payments to attract and retain talent, the Board of Directors restructured their compensation towards stock-based compensation, and the Company has continued to reduce costs through lower headcount and other operational spend. The Company has established a budget and monitors its liquidity position and will make adjustments as needed.

Due to the uncertainty surrounding cash flows from operations, the management plans outlined above do not entirely resolve the uncertainty regarding the going concern assumption. As a result, management has determined that there remains substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements are issued.

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

viii. Accounts Receivable and Allowance for Credit losses

Accounts receivable are recorded based on account fee schedules. While fees are generated from individual CRB-related accounts, amounts are initially collected by the financial institution and remitted in the subsequent month. Accounts receivable - related party represents amounts due from PCCU under related party contracts disclosed in Note 8. The Company maintains allowances for doubtful accounts for estimated losses resulting from customers’ inability to make required payments. In accordance with the adoption of ASU 2016-13, the Company estimates anticipated losses from doubtful accounts using the current expected credit loss (CECL) model. This model considers both historical collection experience and forward-looking information, including changes in economic conditions that may not be reflected in historical trends, such as customers in bankruptcy, liquidation, or reorganization. The Company estimates losses based on days past due as measured from the contractual due date. Receivables are written off against the allowance for doubtful accounts when they are determined to be uncollectible. Such determination includes an analysis of the specific conditions of the account, including time intervals since last collection, customer performance against agreed-upon payment plans, solvency of the customer, and any bankruptcy proceedings.

As of December 31, 2024, and December 31, 2023, there were no recorded allowances for doubtful accounts on accounts receivable.

ix. Loans Receivable

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

x. Allowance for Credit Losses (ACL) and Indemnification

The Company accounts for credit losses in accordance with ASC 326 – Financial Instruments – Credit Losses (CECL methodology), which replaces the incurred loss model with an expected credit loss approach. The allowance for credit losses (ACL) is established to reflect the estimated lifetime credit losses on financial assets carried at amortized cost, including loans held for investment. The ACL consists of an asset-specific component for individual loans with unique risk characteristics and a pooled component based on expected loss models, incorporating probability of default (PD) and loss given default (LGD). Given the evolving nature of cannabis-related lending and the absence of extensive historical industry data, the Company applies significant judgment to estimate credit losses using comparable non-cannabis loan data while adjusting for industry-specific risks.

The ACL estimation process incorporates macroeconomic conditions, economic forecasts, and reasonable future expectations. Expected credit losses are measured over the contractual term of the loans, adjusted for expected prepayments where applicable. Recoveries on previously charged-off loans are credited to the ACL upon collection.

The Company previously recorded an indemnity liability under ASC 460 – Guarantees related to its obligation to indemnify PCCU against credit losses on cannabis-related loans. This liability was measured using the same methodology as the ACL and included an assessment of potential losses from defaulted loans. However, following the execution of the Amended and Restated CAA on December 31, 2024, the Company is no longer obligated to indemnify PCCU for credit losses, resulting in the complete reversal of the indemnity liability into the statement of operations. As of December 31, 2024, the Company no longer has any outstanding indemnified loans.

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

The Company capitalizes certain costs related to software developed for internal-use, primarily associated with the ongoing development and enhancement of our technology platform. Costs incurred in the preliminary development and post-development stages are expensed. These costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally five years.

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

Goodwill is tested for impairment at least annually, unless any events or circumstances indicate it is more likely than not that the fair value of the goodwill is less than its carrying value at the elected measurement date of December 31.

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

The stock price of the Company has dropped significantly from the date of listing, based on which the Company has considered the expected volatility at 100% for the purpose of stock compensation. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. The expected term of the options granted is calculated based on the simplified method by taking average of contractual term and vesting period of the awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

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

Revenue is recorded at a point in time when the performance obligation is satisfied, and no contingencies exist. Revenue consists primarily of fees earned on deposit accounts such as bank account charges, onboarding income, account activity fee income and other miscellaneous fees.

Revenue from account fee income is recognized when the Company fulfills its service obligations, which include fees charged for financial services such as account maintenance, transaction processing, and other related services.

Revenue from interest on loans is recognized over the loan period as earned. The Company utilizes a fixed percentage fee structure, under which financial institutions receive a share of interest income from CRB-related loans.

Revenue from investment income is recognized based on interest earned on daily deposit balances maintained with financial institutions.

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

As of December 31, 2024, the Company reported contract assets and contract liabilities of $0 and $28,335, respectively, from contracts with customers. As of December 31, 2023, the Company reported a contract asset and liability of $0 and $21,922, respectively.

xviii. Warrants Liabilities

The Company has four separate warrants including public, private, PIPE and Abaca and has evaluated each of the warrant arrangements separately in accordance with ASC 480 and 815, to determine classification as either equity instruments or liabilities based on the specific terms and features of each warrant. Warrants are recognized as equity if they are indexed to our own stock and meet the equity classification criteria in ASC 815-40. These warrants are recorded within stockholders’ equity at their issuance date and are not subsequently remeasured at fair value. Conversely, warrants that do not meet the criteria for equity classification under ASC 815-40 are classified as liabilities. Such warrants are initially recorded at fair value on the issuance date and are subject to remeasurement at each balance sheet date thereafter. Any changes in fair value are recognized in the statement of operations. None of our warrant contracts met criteria to be considered indexed to their own stock, and as a result, have each been accounted for as a liability financial instrument. The fair value of warrants classified as liabilities is determined using appropriate valuation models, such as the Black-Scholes model, which incorporates various inputs, including the current stock price, expected volatility, risk-free interest rate, and the expected term of the warrants.

xviii. Deferred consideration

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

xxi. Forward purchase derivative

The Company accounted for the forward purchase derivative in the business combination in accordance with the guidance contained in ASC Topic 815, the Company classifies the forward purchase derivative as an asset or liability carried at fair value and adjusts the forward purchase derivative to fair value at each reporting period. Under the terms of the contract, the forward purchase derivative may be settled in either cash or stock upon maturity, at the discretion of management. This derivative asset or liability is subject to re-measurement at each balance sheet date until the conditions under the forward purchase agreement are exercised or expire, and any change in fair value is recognized in the consolidated statement of operations. On December 31, 2022, a Monte-Carlo Simulation within a risk-neutral framework was used to estimate the forward purchase derivative’s fair value, assuming Geometric Brownian Motion for future stock prices. Values from each simulation path were determined per contractual terms and discounted by a matching risk-free rate. In 2023 and 2024, no FPA holder sales occurred, and no significant risk factor changes affecting FPA derivative values were noted. Consequently, management retained the December 31, 2022 valuation for year-end 2023 and 2024.

xx. Earnings Per Share

Basic and diluted earnings per share are computed and disclosed in accordance with ASC Topic 260, Earnings Per Share. The Company utilizes the two-class method to compute earnings available to common stockholders. Under the two-class method, earnings are adjusted by accretion amounts to redeemable noncontrolling interests recorded at redemption value. The adjustments represent dividend distributions, in substance, to the noncontrolling interest holder as the holders have contractual rights to receive an amount upon redemption other than the fair value of the applicable shares. As a result, earnings are adjusted to reflect this in substance distribution that is different from other common stockholders. In addition, the Company allocates net earnings to each class of common stock and participating security as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders (Refer to Note 14). Basic earnings per common share excludes dilution and is calculated by dividing net earnings allocated to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocable to common shares by the weighted-average number of common shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

xxi. Income Tax

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are adjusted through the provision for income taxes as changes in tax laws or rates are enacted.

A valuation allowance is established when it is determined that it is more likely than not that some portion or all of the deferred tax assets may not be realized .

ASC Topic 740 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

xxii. Recently Issued Accounting Standards

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

Adopted Standards

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), requiring public entities to disclose significant segment expenses and other segment items. It also mandates that public entities provide, in interim periods, all disclosures related to a reportable segment’s profit or loss and assets that were previously required only annually.

Public entities with a single reportable segment must comply with all ASC 280 disclosure requirements, including significant segment expense disclosures. The guidance upon adoption has been applied retrospectively to all periods presented unless impractical.

This ASU applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company has adopted ASU 2023-07, Segment Reporting (Topic 280) and applied disclosure requirements throughout the financial statements.

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

This Accounting Standard Update (ASU 2022-03) clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring fair value. Recognizing a contractual restriction on the sale of an equity security as a separate unit of account is not permitted. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company has prospectively adopted this standard during the year ended December 31, 2024, and the ASU has not had a material impact on the Company’s audited consolidated financial statements.

Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

This Accounting Standard Update (ASU 2022-06) defers the Sunset Date of ASC Topic 848, Reference Rate Reform (Topic 848), which provides temporary optional relief in accounting for the impact of Reference Rate Reform. This ASU is effective upon issuance (December 21, 2022) and generally can be applied through December 31, 2024. The Company has prospectively adopted this standard during the year ended December 31, 2024, and the ASU has not had a material impact on the Company’s audited consolidated financial statements.

Investments-Equity Method and Joint Ventures

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. The FASB issued final guidance allowing entities to apply the proportional amortization method to equity investments in all tax credit programs that meet the conditions in ASC 323-740, rather than just investments in qualified affordable projects that generate low-income housing tax credits, as was required under the legacy guidance. The guidance is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company has prospectively adopted this standard during the year ended December 31, 2024, and the ASU has not had a material impact on the Company’s audited consolidated financial statements.

Standards Pending to be Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires public business entities to disclose in their rate reconciliation table additional categories of information about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This ASU is effective for fiscal years after December 15, 2024. Early adoption would be permitted. The Company does not expect this ASU to have a material impact on its audited consolidated financial statements.

In January 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interests and Similar Awards, which clarifies the scope and application of profits interest awards under ASC 718 by providing illustrative guidance. The amendments apply to all entities that account for profits interest awards as compensation for services provided by employees or non-employees. The amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years, for public entities, and for fiscal years beginning after December 15, 2025, for all other entities, with early adoption permitted. The Company will adopt this standard prospectively and is currently assessing the impact of adopting this guidance on its financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements. Since the Concept Statements are not considered authoritative and do not establish Generally Accepted Accounting Principles (GAAP), the ASU eliminates references to these statements from the codification. The amendments are effective for public entities for fiscal years beginning after December 15, 2024, and for all other entities for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company will adopt this ASU prospectively and does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

ASU 2024-03, Disaggregation of Income Statement Expenses, was issued in November 2024 and requires public business entities to disaggregate certain income statement expense captions in the footnotes of the financial statements. Specifically, entities must provide disclosures that separately present expenses related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion (including depreciation, depletion, and amortization for oil and gas producing activities). While this ASU does not change the presentation of expense captions on the face of the income statement, it requires detailed disclosures in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will adopt this ASU prospectively and does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which provides clarification on the accounting treatment of convertible debt settlements that occur under terms differing from those of the original instrument. The amendments specify that if the settlement is considered an induced conversion, an entity must recognize an inducement expense at the offer acceptance date. Conversely, if the settlement is treated as a debt extinguishment, an entity must recognize a gain or loss at the extinguishment date. This ASU is effective for all entities for fiscal years beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company will adopt this ASU prospectively and does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The Board is issuing this Update to clarify the effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment in this Update applies to all public business entities but only potentially affects non-calendar year-end entities. The amendment in this Update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company will adopt this ASU prospectively and does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

The Company will continue to monitor the development of these standards and intends to adopt them in accordance with their respective effective dates. Additional disclosures will be provided in future filings as the Company finalizes its assessment of these standards’ impacts.

Note 3. Deferred consideration

On November 11, 2022, as provided in Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2022, on November 11, 2022, the Company entered into the first Amendment to the Merger Agreement and Plan of Merger to that certain Agreement and Plan of Merger, dated as of October 29, 2022, by and among the Parent, SHF Merger Sub I, a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub I”), SHF Merger Sub II, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of Parent (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Company Security Holders (the “Merger Agreement.”)

The Merger Agreement provided for payment of $30 million through a mix of cash and stock. The payment structure included $9 million in cash, distributed in three equal installments, with the first installment occurring at the merger closing and the other installments being paid on the first and second anniversaries of the merger closing. Additionally, the Class A Common Stock consideration was settled through 105,000 Class A Common Stock which represented a monetary equivalent calculated against the closing trading price, alongside deferred stock consideration calculated with a 10-day VWAP formula. Adjustments were made via amendments to redefine the terms and conditions of the deferred stock and cash considerations. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2022.

A Second Amendment to the Merger Agreement, dated October 26, 2023, by and among the Company, Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc., a Delaware corporation, d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders as referenced in Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023 (the “Second Amendment”) amends the Merger Agreement to provide for deferred stock consideration of 291,792 shares of Class A Common Stock to be issued at the first anniversary of the Second Amendment based on a recalculated value of $40.00 per share. No changes affected the scheduled cash payments under the Amended Second Amendment. Furthermore, a third-anniversary consideration of $1.5 million was introduced, payable in cash or Class A Common Stock at the Company’s discretion, alongside an issue of 250,000 stock warrants at an exercise price of $40.00 per share of Class A Common Stock. The adjustments and additional considerations have been valued and recorded according to ASC 815, reflecting changes in the fair value of deferred consideration in the consolidated statements of operations.

The change in the amount of deferred consideration from January 1, 2023, to December 31, 2024, is as follows:

	Stock Consideration	Cash Consideration	Third Anniversary Consideration Payment
January 1, 2023	$11,456,639	$5,650,775	$-
Less: Working capital adjustment	(108,691)	-	-
Less: Issuance of shares and payment to shareholders	(4,085,075)	(3,000,000)	-
Less: Issuance of Abaca warrants	(1,643,699)	-	-
Less: Issuance of third anniversary payment consideration	(430,000)	-	430,000
Less: Gain recognized in the consolidated statements of operations	(5,645,107)	-	-
Add: Fair value adjustment	455,933	239,017	380,000
December 31, 2023	-	2,889,792	810,000
Add: Fair value adjustment	-	126,551	(488,000)
December 31, 2024	$-	$3,016,343	$322,000

On October 17, 2024, the Company caused a Complaint to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187 (Denver County District Court).  On November 21, 2024, in connection with the Company’s request, the Company caused the Merger Payment to be deposited into the Denver County District Court’s registry so that it can be distributed in accordance with the terms of the Merger Agreement. The Merger Payment has already been accounted for in the working capital deficit disclosed in the Liquidity and Going Concern section. On December 19, 2024, Daniel Roda, Gregory W. Ellis, and James R. Carroll caused an answer and counterclaim to be filed in response to the Company Complaint. For additional details, please refer to the section titled “Abaca legal case in Denver” in the Recent Updates above as well as the Company’s Current Reports on Form 8-K filed with the SEC on October 18, 2024 and December 19, 2024.

On November 20, 2024, the Company deposited $3,000,000 with the District Court of Denver, Colorado, for the court to determine the appropriate disbursement method to Abaca shareholders. This amount is recorded under “Other Current Assets” on the balance sheet.

Note 4. Goodwill and Finite-lived Intangible Assets

Goodwill

The Company’s goodwill was derived from the Abaca Merger, where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually, or more frequently if a triggering event occurs.

On December 31, 2024, the Company conducted its annual goodwill impairment test in accordance with ASC 350, utilizing a combination of the Discounted Cash Flow (DCF) Method and the Guideline Public Company (GPC) Method. The DCF method estimated the present value of projected future cash flows using an appropriate discount rate, while the GPC method compared key financial metrics against publicly traded comparable companies. To validate the results, the enterprise value approach was used as a cross-check. The impairment assessment incorporated an equally weighted enterprise value derived from both the DCF and GPC methods. As the fair value of the asset group was determined to be lower than its carrying amount, the Company recorded a full goodwill impairment charge of $6.06 million.

In 2023, the Company conducted an interim goodwill and intangible asset impairment assessment on June 30, 2023, which indicated that the carrying value of goodwill exceeded its fair value. As a result, the Company recognized a non-cash goodwill impairment charge of $13.21 million in its consolidated statements of operations. However, the annual impairment test conducted on December 31, 2023, did not result in any additional impairment charges, as the fair value remained at or above the carrying value.

The following presents a summary of the Company’s goodwill as of December 31, 2024, and December 31, 2023.

Year ended December 31,	2024	2023
Goodwill
Beginning balance	$6,058,000	$19,266,276
Acquisition	-	-
Impairment	(6,058,000)	(13,208,276)
Ending balance	$-	$6,058,000

Finite-lived intangible assets

The Company reviews its finite-lived intangible assets for impairment at least annually on December 31 unless any events or circumstances indicate it is more likely than not that the fair value of the finite-lived intangible assets is less than its carrying value.

In accordance with the Company’s established policy, an annual impairment review of finite-lived intangible assets was conducted on December 31, 2024. The recoverability test compared the sum of estimated undiscounted future cash flows of the asset group to its carrying amount. As the undiscounted cash flows were determined to be lower than the carrying amount, the Company performed a fair value assessment using a Discounted Cash Flow (DCF) analysis. The results indicated that the fair value of the asset group was below its carrying amount, leading to impairment charges of $0.05 million for market-related intangible assets, $0.05 million for customer relationships, and $2.99 million for developed technologies.

In 2023, following a triggering event in the second quarter, the Company performed an interim impairment assessment for goodwill and intangible assets. In addition, the Company conducted its annual impairment review on December 31, 2023, in line with its policy. The finite-lived intangible assets evaluated included market-related intangibles, customer relationships, and developed technologies. The interim assessment resulted in an impairment charge of $3.68 million, primarily related to market-related intangibles and customer relationships, as their carrying values exceeded their fair values. The annual review further identified an additional impairment charge of $2.02 million related to developed technologies.

The following presents a summary of the Company’s finite-lived intangible assets as of December 31, 2024, and December 31, 2023:

As of December 2024:

	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying amount
		(A)	(B)	(C)	(A-B-C)
Market related intangible assets	-	$2,100,000	$178,633	$1,921,367	$-
Customer relationships	-	2,000,000	134,848	1,865,152	-
Developed technology	-	6,700,000	1,696,172	5,003,828	-
Total intangible assets	-	10,800,000	2,009,653	8,790,347	-

As of December 31, 2023:

	Remaining Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying amount
		(A)	(B)	(C)	(A-B-C)
Market related intangible assets	6.87 Years	$2,100,000	$169,116	$1,865,668	$65,216
Customer relationships	8.87 Years	2,000,000	128,430	1,814,795	56,775
Developed technology	5.87 Years	6,700,000	1,081,245	2,019,001	3,599,754
Total intangible assets	-	10,800,000	1,378,791	5,699,464	3,721,745

During the year ended December 31, 2024, amortization expense and impairment of finite-lived intangible assets were $630,863 and $3,090,881, respectively, compared to $1,199,878 and $5,699,464, respectively, for the year ended December 31, 2023.

Note 5. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	December 31, 2024	December 31, 2023
Commercial real estate loans receivable, gross	$392,186	$404,577
Allowance for credit losses	-	(10,723)
Commercial real estate loans receivable, net	392,186	393,854
Current portion	(13,332)	(12,391)
Noncurrent portion	$378,854	$381,463

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed to be sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the loan portfolio. The Company’s estimated the allowance for credit losses on the reporting date in accordance with the credit loss policy described in Note 2.

The allowance for credit losses consists of the following activity for the year ended December 31, 2024 and 2023:

Year ended December 31,	2024	2023
Allowance for credit losses
Beginning balance	$10,723	$21,488
Cumulative effect from adoption of CECL	-	14,980
Charge-offs	-	-
Recoveries	-	-
Benefits	(10,723)	(25,745)
Ending balance	$-	$10,723

Loans receivable:
Individually evaluated for impairment	$392,186	$-
Collectively evaluated for impairment	-	404,577
	$392,186	$404,577
Allowance for credit losses:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	-	10,723
	$-	$10,723

As of December 31, 2024 and December 31, 2023, no loans were past due, or classified as non-accrual or considered impaired. Additionally, no loans were modified during the years ended December 31, 2024, or 2023.

Credit quality of loans:

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. The Company evaluated the credit quality of each indemnified loan by assessing the risk factors and assigning a risk rating based on a variety of factors. The detailed breakdown of risk factors described in Note 6.

The carrying value, excluding the CECL Reserve, of the Company’s loans held at carrying value within each risk rating is as follows:

Risk rating	Year ended. December 31, 2024	Year ended December 31, 2023
6	$392,186	$-
4	-	404,577
Grand total	$392,186	$404,577

Note 6. Indemnification Liability

As of December 31, 2024, the Company had no indemnified loans outstanding. However, as of December 31, 2023, the Company had indemnified a total of twenty loans, three of which individually represented more than 10% of the total balance of indemnified loans.

The schedule below details outstanding indemnified amounts funded by PCCU and categorized as either collateralized loans or unsecured loans and lines of credit as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Secured term loans	$-	$55,215,013
Unsecured loans and lines of credit	-	431,640
Total loans funded by PCCU	$-	$55,646,653

As of December 31, 2023, secured loans carried interest rates ranging from 8.00% to 13.00%, while unsecured loans and lines of credit had interest rates between 10.00% and 12.50%. Additionally, unsecured lines of credit had an incremental availability of $996,958 as of December 31, 2023.

For the loans outstanding as of December 31, 2023, SHF had agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflects SHF management’s estimate of probable credit losses inherent under the agreement as of the balance sheet date. The Company’s estimated indemnity liability on the reporting date was calculated in accordance with the allowance for credit loss and indemnity liability policies described in Note 2.

As per the Amended CAA, effective December 31, 2024, the Company no longer serves as a guarantor of credit losses to PCCU, accordingly reduced the indemnity liability on loans funded by PCCU to $0 at December 31, 2024.

The indemnity liability activity are as follows:

	Year ended December 31,
	2024	2023
Beginning balance	$1,382,408	$499,465
Cumulative effect from adoption of CECL	-	566,341
Charge-offs	-	-
Recoveries	-	-
(Benefit) expense	(1,382,408)	316,602
Ending balance	$-	$1,382,408

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

Risk rating	Category	Description
0	Risk Free	Free of repayment risk. The loan is fully guaranteed by the full faith and backing of the US Government or entirely secured by cash controlled by SHF.
1	Highest Quality	High caliber loan with the lowest risk of default. Significant excess cash flow after debt service and moderate to low leverage.
2	Excellent	High quality loan that carry’s a low risk of default. Strong cash flow and relatively few negative individual risk factors.
3	Good	Loans with lower-than-average level of risk. Excess cash flow and other factors contributing to the overall low level of risk in the loan.
4	Average	Risk factors may be mixed with some negative and some positive aspects, but the overall rating will indicate an average level of risk.
5	Fair	Loans in this category have the maximum level of risk that can be accepted while still recommending a new loan for origination. The loan risk factors may contain multiple negative factors, but they are generally outweighed by the positive aspects of the loan.
6	Watch List	There is a temporary and curable condition resulting in a lower risk rating.
7	Special Mention	There is a potential weakness that may result in the deterioration of the prospect of repayment that are not temporary and may require additional collection or workout efforts.
8	Substandard	Loans in this category are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged and have well-defined weaknesses that jeopardize the liquidation of the debt with distinct possibility of loss. SHF may be required to advance additional funds to manage the loan. Escalated collection activities such as foreclosure have been scheduled with anticipated losses up to 20% of the outstanding balance.
9	Doubtful	Collection or liquidation in full highly questionable and improbable. Escalated collection activities such as foreclosure have commenced with anticipated losses from 20% to 50% of the outstanding balance.
10	Loss	Uncollectable loans. A complete write-off is imminent although a partial recovery may be affected in the future.

The carrying value, excluding the CECL Reserve, of the Company’s indemnified loans held at carrying value within each risk rating is as follows:

Risk rating	December 31, 2024	December 31, 2023
3	$-	$10,100,000
4	-	3,431,640
5	-	28,115,013
6	-	10,900,000
7	-	3,100,000
Grand total	$-	$55,646,653

The provision for credit losses (benefit) on the statements of operations consists of the following activity for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Credit loss (benefit)	$(10,723)	$(1,382,408)	$(1,393,131)	$(25,745)	$316,602	$290,857

Note 7. Property and equipment, net

Property and equipment consist of the following:

	December 31, 2024	December 31, 2023
Equipment	$45,397	$45,397
Software	51,692	51,692
Improvement	71,635	71,635
Office furniture	215,504	215,504
	384,228	384,228
Less: accumulated depreciation	(381,074)	(300,008)
Property and equipment, net	$3,154	$84,220

Depreciation expense was $81,066 and $173,828 for the years ended December 31, 2024, and 2023, respectively.

Note 8. Related party transactions

PCCU is considered a related party as it holds a significant ownership interest in the Company, is our most significant financial institution customer, serves as the Company’s sole lending financial institution, is the counterparty to the PCCU Note, and is where we maintain the majority of our deposits. The agreements between PCCU and the Company are as follows:

Account Servicing Agreement

The Company had an Account Servicing Agreement with PCCU. SHF provides services as per the agreement to CRB accounts at PCCU. In addition to providing the services, SHF assumed the costs associated with the CRB accounts. These costs include employees to manage account onboarding, monitoring and compliance, rent and office expense, insurance and other operating expenses necessary to service these accounts. Under the agreement, PCCU agreed to pay SHF all revenue generated from CRB accounts. Amounts due to SHF were due monthly in arrears and upon receipt of invoice. This agreement was replaced and superseded in its entirety by the PCCU CAA, which was entered into on March 29, 2023, and later amended and restated on December 31, 2024.

Support Services Agreement

On July 1, 2021, SHF entered into a Support Services Agreement with PCCU. In connection with PCCU hosting the depository accounts and the related loans and providing certain infrastructure support, PCCU received (and SHF paid) a monthly fee per depository account. In addition, 25% of any investment income associated with CRB deposits is paid to PCCU. This agreement was replaced and superseded in its entirety by the PCCU CAA, which was entered into on March 29, 2023, and later amended and restated on December 31, 2024.

Loan Servicing Agreement

Effective February 11, 2022, SHF entered into a Loan Servicing Agreement with PCCU. The agreement sets forth the application, underwriting and approval process for loans from PCCU to CRB customers and the loan servicing and monitoring responsibilities provided by both PCCU and SHF. PCCU received a monthly servicing fee at the annual rate of 0.25% of the then-outstanding principal balance of each loan funded and serviced by PCCU. For the loans that are subject to this agreement, SHF originated the loans and performed all compliance analysis, credit analysis of the potential borrower, due diligence and underwriting and all administration, including hiring and incurring the costs of all related personnel or third-party vendors necessary to performed these services. Under the Loan Servicing Agreement, SHF agreed to indemnify PCCU from all claims related to default-related credit losses as defined in the Loan Servicing Agreement. This agreement was replaced and superseded in its entirety by the PCCU CAA, which was entered into on March 29, 2023, and later amended and restated on December 31, 2024.

Commercial Alliance Agreement (the “PCCU CAA”)

On March 29, 2023, the Company and PCCU entered into the PCCU CAA. This Agreement sets forth the terms and conditions of the lending and account-related services, governing the relationship between the Company and PCCU. The PCCU CAA replaces and supersedes, in their entirety, the following agreements entered into between the aforementioned parties: the Amended and Restated Loan Servicing Agreement (the “Loan Servicing Agreement”, dated September 21, 2022); the Second Amended and Restated Account Servicing Agreement (“the “Account Servicing Agreement,” dated May 23, 2022, effective February 11, 2022) and the Second Amended and Restated Support Services Agreement (the “Support Agreement,” dated May 23, 2022, effective February 11, 2022).

The PCCU CAA sets forth the application, underwriting, loan approval, and foreclosure process for loans from PCCU to borrowers that are cannabis-related businesses and the loan servicing and monitoring responsibilities provided by the Company and PCCU. In particular, the PCCU CAA provides for procedures to be followed upon the default of a loan to ensure that neither the Company nor PCCU will take title to or possession of any cannabis-related assets, including real property, that may be collateral for a loan funded pursuant to the PCCU CAA. Under the PCCU CAA, the PCCU has the right to receive monthly fees for managing loans. For SHF-serviced loans, which are CRB loans provided by the PCCU but primarily handled by SHF, a yearly fee of 0.25% of the remaining loan balance is applied. On the other hand, loans both financed and serviced by the PCCU are charged a yearly fee of 0.35% on their outstanding balance. These fees are calculated using the average daily balance of each loan for the preceding month. In addition, under the PCCU CAA the Company’s is obligated to indemnify PCCU from certain default-related loan losses.

Furthermore, the PCCU CAA provides for certain fees to be paid to the Company for certain identified account related services to include: all cannabis-related income, including all lending-related income (such as loan origination fees, interest income on CRB-related loans, participation fees and servicing fees), investment income, interest income, account activity fees, processing fees, flat fees, and other revenue generated from cannabis and multi-state hemp accounts that are hosted on PCCU’s core system for a monthly fee equal to $30.96 per account in 2022, $25.32-$27.85 per account in 2023, and $26.08-$28.69 in 2024. In addition, regarding CRB deposits held at PCCU, SHF pays PCCU a fee of 25% of the related income earned from investment and interest on these deposits, excluding interest income on loans funded by PCCU. Finally, under the PCCU CAA, PCCU will continue to allow its ratio of CRB-related deposits to total assets to equal at least 60% unless otherwise dictated by regulatory, regulator or policy requirements. The initial term of the PCCU CAA is for a period of two years, with a one-year automatic renewal unless a party provides one hundred twenty days’ written notice prior to the end of the term.

Up to the third quarter of 2023, our investment earnings were solely from interest on deposits at the Federal Reserve Bank, capped at the earnings accrued by PCCU from its reserves. However, a strategic shift in the fourth quarter of 2023 led us to adopt Federal Reserve’s interest rates applied to the daily average balance of SHF customer deposits, with certain exclusions. This method, applied retroactively from the beginning of 2023, resulted in incremental revenue of $549,000 recognized in the fourth quarter. Under our PCCU CAA, we are obligated to remit 25% of the investment hosting fees to PCCU based on this income.

The schedule below demonstrates the ratio of CRB related loans funded by PCCU to the relative lending limits:

	December 31, 2024 (Unaudited)	December 31, 2023 (Unaudited)
CRB related deposits	$116,064,487	$129,350,998
Capacity at 60%	69,638,692	77,610,599
PCCU net worth	82,400,677	81,087,746
Capacity at 1.3125	108,150,889	106,670,306
Limiting capacity	69,638,692	77,610,599
PCCU loans funded	56,794,446	55,660,039
Amounts available under lines of credit	1,131,708	525,000
Incremental capacity*	$11,712,538	$21,425,560

*	If the loans funded by PCCU exceed the limiting capacity, the PCCU CAA specifies that PCCU will be unable to fund additional loans until the incremental capacity is positive.

On December 31, 2024, the Company and PCCU entered into an Amended CAA, extending the term through December 31, 2028, with automatic two-year renewal periods unless a party provides written notice of non-renewal at least 12 months before the current term expires.

Key modifications under the Amended CAA include:

•	Elimination of Indemnification Obligations: The Company is no longer required to indemnify PCCU for any loan-related losses under either the original or future agreements.

•	Elimination of Prior Fees and Implementation of Asset Hosting Fee Structure: Under the previous agreement, the Company was required to pay various fees to PCCU, including per-account servicing fees, investment hosting fees, and loan servicing fees. The Amended CAA eliminates all these charges and replaces them with a fixed account servicing fee. Under the new structure, the Company will pay a single asset hosting fees which is calculated as 0.01 multiplied by the average daily balance of account relationships generated by the Company, divided by the number of days in the year, and multiplied by the number of days in the applicable month. This revised model aligns servicing costs with account balances rather than a flat per-account charge, offering a more scalable and efficient fee structure.

•	Investment Income Entitlement: Under the Amended CAA, the Company received all investment income earned on CRB funds invested on its behalf by PCCU, effectively eliminating the investment hosting fees that were previously payable to PCCU.

•	Loan Yield Allocation Formula: The Company’s interest income will be determined using a loan yield allocation formula incorporating the Constant Maturity US Treasury Rate and a proprietary risk rating formula for determining the fee split.

•	Loan-to-Share Ratio Compliance: The Amended CAA introduces penalties for the Company if it fails to maintain the agreed Loan-to-Share (LTS) Ratio. If the LTS Maximum (60%) is exceeded for over 90 days, the Asset Hosting Fee increases from 1.00% to 1.10% of the average daily balance (ADB) until compliance is restored. If the LTS Minimum (27.5%) is breached, SHF must pay a quarterly adjustment fee based on the shortfall. Additionally, if the LTS Ratio exceeds 100% for 90 days, SHF incurs an interest charge at the Federal Funds Rate + 120 bps, calculated daily and paid monthly.

The revenue from the PCCU CAA recognized in the statements of operations consists of the following for the years ended December 31, 2024, and December 31, 2023:

	Year ended December 31, 2024	Year ended December 31, 2023
Account servicing agreement	$-	$3,075,458
Commercial Alliance Agreement	12,601,271	10,761,245
Total	$12,601,271	$13,836,703

The operating expenses from the PCCU CAA recognized in the statements of operations consists of the following for the years ended December 31, 2024, and December 31, 2023:

	Year ended December 31, 2024	Year ended December 31, 2023
Support services agreement	$-	$378,730
Loan servicing agreement	-	11,929
Commercial Alliance Agreement	1,052,693	1,665,644
Total	$1,052,693	$2,056,303

The outstanding balances associated with the PCCU disclosed in the balance sheet are as follows:

	December 31, 2024	December 31, 2023
Accounts receivable	$968,023	$2,095,320
Accounts payable	75,608	577,315
Senior Secured Promissory Note (Refer to Note 9 to the financial statements below)	11,004,173	14,011,166

Of the $2.3 million and $4.9 million of cash and cash equivalents on December 31, 2024 and December 31, 2023, respectively, $2.2 million and $4.6 million of the cash and cash equivalents, respectively, were held in deposit accounts at PCCU.

Issuance of shares to PCCU

On March 29, 2023, the Company and PCCU entered into the following definitive transaction documents to settle and restructure the deferred obligation:

●	A five-year Senior Secured Promissory Note (the “PCCU Note”) in the principal amount of $14,500,000 bearing interest at the rate of 4.25% and a Security Agreement pursuant to which the Company will grant, as collateral for the Note, a first priority security interest in substantially all of the assets of the Company. The Company has repaid $3.5 million as of December 31, 2024.

●	A Securities Issuance Agreement, pursuant to which the Company issued 560,000 shares of the Company’s Class A Common Stock to PCCU. In connection with the Securities Issuance Agreement, the parties also entered into a Registration Rights Agreement and a Lock-Up Agreement. PCCU holds 1,080,807 shares of the company as of December 31, 2024, representing a 39% holding.

●	The Registration Rights Agreement requires the Company to register the Shares for resale pursuant to the Securities Act of 1933, as amended (the “Securities Act”); and the Lock-Up Agreement restricts PCCU from transferring the Shares until the earlier of (i) six (6) months after the date of the Securities Issuance Documents or (ii) the consummation of a transaction with an unaffiliated third party in which all of the Company’s stockholders have the right to exchange their shares of Class A Common Stock for cash, securities, or other property; and

●	The PCCU CAA that sets forth the terms and conditions of the lending-related and account-related services governing the relationship between the Company and PCCU which supersedes the Loan Servicing Agreement, as well as the Amended and Restated Support Services Agreement and the Amended and Restated Account Servicing Agreement.

Note 9. Senior Secured Promissory Note

	December 31, 2024	December 31, 2023
Senior Secured Promissory Note (current)	$255,765	$3,006,991
Senior Secured Promissory Note (long term)	10,748,408	11,004,175
	$11,004,173	$14,011,166

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

The PCCU Note amount was to be paid in 54 installments of $295,487 each, covering both principal and interest, starting from November 5, 2023. For the period between March 29, 2023, and October 5, 2023, the Company had paid only the interest portion.

On January 29, 2025, the Company and PCCU agreed to a Letter Agreement to defer principal payments on the PCCU Note for February and March 2025, with interest payments continuing. On March 1, 2025, the Company entered into the Amended PCCU Note, replacing the original note dated March 29, 2023 and the letter agreement. The Amended PCCU Note has a principal balance of $10,748,408, accruing interest at 4.25% annually, with interest-only payments until January 5, 2027, and full repayment by October 5, 2030. The agreement maintains PCCU’s first-priority security interest and enforces a DSCR of 1.4 to 1.0.

Upon the effective date of the Amended PCCU Note and as of December 31, 2024, the Company reflected on its Consolidated Balance Sheet the unpaid balance due to PCCU as a non-current liability

The repayment schedule for the outstanding principal balance as on December 31, 2024, is as follows:

Year
2025	$255,765
2026	-
2027	697,614
2028	790,592
2029	826,047
2030	8,434,155
Grand total	$11,004,173

During the first quarter of 2025, the Company identified that its 2024 Debt Service Coverage Ratio (DSCR), based upon payment terms under the PCCU Note, measured on the balance sheet date, fell below the required threshold, leading to a potential breach of the covenant under the terms of the PCCU Note. The DSCR covenant mandates that the Company maintain a minimum ratio of 1.4 to 1.0, assessed annually. PCCU waived the potential covenant breach prior to the Amended PCCU Note thus there was no event of default. Management is actively monitoring the Company’s financial performance and liquidity position to ensure compliance with all debt covenants in future periods. The Company continues to evaluate operational and financial strategies to strengthen its ability to meet its debt obligations.

Note 10. Deferred underwriter fee

As part of the reverse acquisition of the Company and NLIT, the Company executed a note on September 28, 2022 with EF Hutton related to PIPE financing under which the Company was obligated to pay the principal sum of $2,166,250 on the following schedule: (i) $715,750 on October 14, 2022, and (ii) $362,625 on each of October 31, 2022, November 30, 2022, December 31, 2022, and January 31, 2023.

The Company made the payment of its first installment of $715,750 and defaulted on the remaining outstanding amounts. On March 13, 2023, the Company and EF Hutton entered into a settlement agreement pursuant to which the Company paid $550,000 to EF Hutton in full settlement of the amount due and the difference of $900,500 has been accounted for in the “Consolidated Statements of Stockholders’ (Deficit) Equity”, as a component of additional paid in capital.

Note 11. Leases

The Company has non-cancellable operating leases for facility space with varying terms. All of the active leases for facility space qualified for capitalization under FASB ASC 842, Leases. These leases have remaining lease terms between one to seven years and may include options to extend the leases for up to ten years. The extension terms are not recognized as part of the right-of-use assets. The Company has elected not to capitalize leases with terms equal to, or less than, one year. As of December 31, 2024, and December 31, 2023, net assets recorded under operating leases were $703,524 and $859,861 respectively, and net lease liabilities were $874,834 and $1,007,993, respectively.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the year ended December 31, 2024 and December 31, 2023, included in Consolidated Statements of Operations, is detailed in the table below:

	Year ended December 31, 2024	Year ended December 31, 2023
Operating lease cost	$-	$-
Short-term lease cost	258,477	315,615
Total Lease Cost	$258,477	$315,615

ROU assets that are related to lease properties are presented as follows:
Beginning balance	$859,861	$1,016,198
Additions to right-of-use assets	-	-
Amortization charge for the year	(156,337)	(156,337)
Lease modifications	-	-
Ending balance	$703,524	$859,861

Further information related to leases is as follows:
Weighted-average remaining lease term	2.42 Years	3.42 Years
Weighted-average discount rate	6.87%	6.87%

Future minimum lease payments as of December 31, 2024 and December 31, 2023 are as follows:

Year
2024	-	197,520
2025	217,925	217,925
2026	222,275	222,275
2027	226,705	226,705
2028	231,216	231,216
Thereafter	117,709	117,710
Total future minimum lease payments	$1,015,830	$1,213,351
Less: Imputed interest	140,996	205,358
Operating lease liabilities	$874,834	$1,007,993
Less: Current portion	161,952	132,546
Non-current portion of lease liabilities	$712,882	$875,447

Note 12. Revenue

Disaggregated revenue

Revenue by type are as follows:

	Year ended December 31
	2024	2023
Account fee income	$6,447,201	$8,614,945
Investment income	2,092,863	5,844,836
Loan interest income	6,625,576	2,972,434
Safe Harbor Program income	76,920	130,688
Total Revenue	$15,242,560	$17,562,903

Account fee income is generated from businesses maintaining accounts with the Company’s financial institution partners and includes deposit account fees, account activity fees, and onboarding income. These fees are recognized periodically in accordance with the fee schedule established with financial institution partners. The Company also earns income from outsourced support services provided to financial institutions offering banking solutions to the cannabis industry, with revenue recognized based on usage as specified in the agreements.

Loan interest income consists of interest earned on both direct and indemnified loans under the PCCU CAA. The Company utilizes a fixed percentage fee structure, under which financial institutions receive a share of interest income from CRB-related loans.

Investment income is derived from interest earned on the daily deposit balances of cannabis businesses held with the Company’s financial institution partners and is recognized monthly based on the average net daily deposit balance.

The Safe Harbor Program provides financial institutions with a non-exclusive, non-transferable right to implement and utilize the documented process for managing compliance requirements.

Revenue from account fee income, loan interest income, and investment income is recognized at a point in time, while revenue from Safe Harbor Program income is recognized over time. Payments for all revenue streams, except for Safe Harbor Program income, are collected on a monthly basis. Under the Safe Harbor Program, any difference between amounts collected and revenue recognized as of the reporting date is recorded as contract assets and contract liabilities. Refunds are applicable only to account fees collected from customers and are granted as part of the ongoing business relationship with the customer.

Under the Company’s PCCU CAA, the Company is obligated to remit as a fee, 25% investment hosting fees to PCCU based on income which is classified as “General and Administrative Expenses” in the Consolidated Statements of Operations. During the year ended December 31, 2024, PCCU’s contributions to the Company’s revenues included $4,565,545 from deposits, activities, and client onboarding, $1,903,422 from investment income, and $6,254,175 from loan interest income. The associated expenses for these revenues were $452,371 for account hosting, $457,105 for investment hosting fees, and $143,217 for loan servicing fees, all in accordance with the PCCU CAA, classified as “General and Administrative Expenses” in the Consolidated Statements of Operations. During the year ended December 31, 2023, PCCU’s contributions to the Company’s revenues included $5,150,397 from deposits, activities, and client onboarding, $5,803,114 from investment income, and $2,883,192 from loan interest income. The related expenses for these revenue streams were $529,209 for account hosting, $1,445,517 for investment hosting fees, and $81,577 for loan servicing fees, all in compliance with the Loan Servicing Agreement, classified as “General and Administrative Expenses” in the Consolidated Statements of Operations.

Note 13. Commitments and Contingencies

Contractual Commitments

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

NASDAQ Listing Compliance

●	On April 8, 2024, the Company received a notification letter from the listing qualifications department staff of Nasdaq (the “Staff”) notifying the Company that for the last 30 consecutive business days, the Company did not maintain a minimum closing bid price of $1.00 per share for its common stock, and thus, the Company no longer met Nasdaq’s minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

On October 3, 2024, the Company received notice from the Staff advising that the Staff determined the Company is eligible for an additional 180 calendar day period, or until March 31, 2025, to regain compliance with the Minimum Bid Price Requirement based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If at any time before March 31, 2025, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the second compliance period, our common stock will become subject to delisting. In the event that the Company receives notice that our common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

In an effort to comply with the $1.00 Minimum Bid Requirement, on March 4, 2025, we filed an amendment to our Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our issued and outstanding Class A Common Stock at a ratio of one for twenty.

On April 7, 2025, the Company was informed by the staff that they had determined the minimum closing bid price for the Company’s Class A common stock was at least $1.00 per share for 10 consecutive business days, from March 24, 2025, to April 4, 2025.

Accordingly, the Staff has determined that the Company has regained compliance with Minimum Bid Price Requirement, and, as such, the Staff has indicated that the matter of the Company’s compliance with Minimum Bid Price Requirement is now closed.

●	On April 7, 2025, the Company received a notice from Nasdaq indicating that it no longer meets the continued listing requirements for the Nasdaq Capital Market. Specifically, the Company’s stockholders’ equity as of December 31, 2024, was a deficit of $12,288,014, which is below the minimum required stockholders' equity of $2.5 million as stipulated by Nasdaq’s Listing Rule 5550(b)(1). As a result, the Company does not comply with the Nasdaq Capital Market continued listing standards. Furthermore, the Company does not meet the alternative criteria for continued listing, which are based on the market value of listed securities or net income from continuing operations.

The Company has been granted 45 calendar days, until May 22, 2025, to submit a plan to regain compliance with Nasdaq’s listing requirements. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of this letter for the Company to meet the continued listing standards. The Company intends to timely submit a Compliance Plan to Nasdaq to regain compliance with the Shareholders’ Equity Requirement. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future.

Legal and Related Matters

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. With respect to the cases, described below, we evaluate the associated developments on a regular basis and accrue a liability when we believe a loss is probable and the amount can be reasonably estimated.

Abaca legal case in Denver

On October 17, 2024, the Company caused a Complaint to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187 (Denver County District Court).  On November 21, 2024, in connection with the Company’s request, the Company caused the Merger Payment to be deposited into the Denver County District Court’s registry so that it can be distributed in accordance with the terms of the Merger Agreement. The Merger Payment has already been accounted for in the working capital deficit disclosed in the Liquidity and Going Concern section. On December 19, 2024, Daniel Roda, Gregory W. Ellis, and James R. Carroll caused an answer and counterclaim to be filed in response to the Company Complaint. For additional details, please refer to the section titled “Abaca legal case in Denver” in the Recent Updates above as well as the Company’s Current Reports on Form 8-K filed with the SEC on October 18, 2024 and December 19, 2024.

Given the uncertainty of legal proceedings, the Company will continue to monitor the litigation and assess any potential financial impact in accordance with ASC 450, Contingencies. At this time, no loss contingency has been recorded, as the potential impact cannot be reasonably estimated.

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

For year Ended December 31	2024	2023
Net loss	$(48,319,475)	$(17,279,847)
Weighted average shares outstanding – basic	2,772,867	2,128,728
Basic net loss per share	$(17.43)	$(8.12)
Weighted average shares outstanding – diluted	2,772,867	2,128,728
Diluted net loss per share	$(17.43)	$(8.12)

Weighted average shares calculation – basic	December 31, 2024	December 31, 2023
Company public shares	196,330	196,330
Company initial stockholders	170,159	170,159
PCCU stockholders	1,129,307	998,896
Issuance of Equity for Marketing Services	3,939	-
Shares issued for Abaca acquisition	396,790	157,762
Restricted stock units issued	65,404	49,980
Conversion of Preferred stock	810,938	555,601
Grand total	2,772,867	2,128,728

Certain share-based equity awards and warrants were excluded from the computation of dilutive earnings/ (loss) per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

For year Ended December 31	2024	2023
Warrants	601,829	639,329
Share based payments	113,673	132,164
Shares to be issued to Abaca shareholders	37,500	37,500
Conversion of preferred stock	4,440	44,040
Grand total	757,442	853,033

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

Note 15. Forward Purchase Agreement

On June 16, 2022, the Company entered into a Forward Purchase Agreement (“FPA”) with Midtown East Management NL, LLC (“Midtown East”), which subsequently assigned obligations to purchase 83,334 shares of Class A Common Stock each to Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”) through assignment and novation agreements. The collective acquisition involved 0.19 million shares of Class A Common Stock, with Midtown East, Verdun, and Vellar waiving their redemption rights. The Company incurred costs totaling $39.6 million, comprising $39.3 million for the shares and an additional $0.3 million in related expenses post-closing.

At the maturity of the FPA holders, the parties will receive the value of their shares multiplied by the Forward Price. The Forward Price is the Redemption Price, as defined in Section 9.2(a) of the Counterparty’s Amended and Restated Certificate of Incorporation, filed by the Counterparty with the Secretary of State of the State of Delaware on June 21, 2021. The FPA holders will also receive an additional amount in cash or shares, at the Company’s discretion.

An early termination clause allows for the shares to be sold on the open market, with any proceeds exceeding the Reset Price retained by the sellers. The Reset Price is initially the Redemption Price. The Reset Price shall be adjusted on the first Scheduled Trading Day of each month, commencing on the first calendar month following the closing of the Business Combination, to be the lowest of (a) the then-current Reset Price, (b) $200.00, and (c) the VWAP Price of the last ten (10) Scheduled Trading Days of the prior calendar month, but not lower than $100.00. However, if the Counterparty offers and sells Shares in a follow-on offering or series of related offerings at a price lower than, or upon any conversion or exchange price of currently outstanding or future issuances of any securities convertible or exchangeable for Shares being equal to a price lower than, the then-current Reset Price (the “Offering Price”), the Reset Price shall be further reduced to equal the Offering Price.

Following a price reset in 2022 to $25 per share, the FPA receivable was reduced from $37.9 million to $4.6 million. As of December 31, 2024, there have been no transactions by the FPA holders, and the value of the FPA receivable has remained unchanged. The reconciliation statement of the Class A Common Stock held by the parties is as follows:

		As of December 31, 2023		Shares sold during the year ended December 31, 2024		As of December 31, 2024
S.no	Name of the party	Opening Shares (a)	Amount	Shares (b)	Amount	Shares (c=a-b)	Rest price (iii)	Amount (c x iii)
1	Vellar	48,560	$1,214,005	-	$-	48,560	25	1,214,005
2	Midtown East	75,896	1,897,405	-	-	75,896	25	1,897,405
3	Verdun	58,912	1,472,811	-	-	58,912	25	1,472,811
Grand total		183,368	$4,584,221	-	$-	183,368	25	4,584,221

Note 16. Warrant Liabilities

Public and Private Placement Warrants

As of December 31, 2024, and December 31, 2023, the Company has 287,500 Public warrants and 13,205 Private Placement Warrants.

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

Redemption of warrants become exercisable when the price per share of Class A Common Stock equals or exceeds $360.00. Once the warrants become exercisable, the Company may redeem the warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $360.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A Common Stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

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

PIPE Warrants

As of December 31, 2024 and December 31, 2023, the Company had 51,125 PIPE Warrants, as referenced in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2022.

The PIPE Warrants have an adjusted exercise price of $100.00 per share of Class A Common Stock to be paid in cash except if the shares underlying the warrants are not covered by an effective registration statement after the six-month anniversary of the closing date, in which case cashless exercise is permitted. The PIPE Warrants are also subject to adjustment for other customary adjustments for stock dividends, stock splits and similar corporate actions. The PIPE Warrants are exercisable for a period of five years following the Closing, or September 28, 2027. After exercise of a PIPE Warrant, the Company may be required to pay certain penalties if it fails to deliver the Class A Common Stock within a specified period of time.

Abaca Warrants

As of December 31, 2024, and December 31, 2023, the Company issued 250,000 Abaca warrants, as referenced in Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.

The 250,000 Abaca warrants have an exercise price of $40.00 per share of Class A Common Stock to be paid in cash. An Abaca Warrant may be exercised only during the period commencing 1 year of the Effective Date and terminating five (5) years from the effective date of the registration statement. The Company may, in its sole discretion, settle the Abaca Warrant when exercised, in whole or in part, in cash in lieu of issuing shares of common stock underlying the Warrant. The Company may elect to pay the Registered Holder in cash in the amount equal to the difference between the fair market value of the Company’s Class A Common Stock on the date of exercise and the warrant price $40.00 multiplied by the number of shares of Class A Common Stock. The Company commits to promptly registering shares of Class A Common Stock issued upon Abaca Warrant exercises if required by law, ensuring these shares can be sold without restrictions. This registration must be filed within 45 days of receiving a notification of such a requirement, with failure to do so constituting a default. The Company will endeavor to keep the registration effective until the Warrants expire. If the registration is not effective within one year, Abaca Warrant holders may exercise their Warrants on a cashless basis, receiving shares based on a defined fair market value calculation. This process aims to facilitate the straightforward and lawful exercise of the Abaca Warrants, ensuring the shares issued are readily tradable without the need for restrictive legends.

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

Third anniversary payment consideration:

Third anniversary payment consideration are recorded at fair value on a recurring basis. The Company values these derivatives based on third party reports for Level 3 inputs. Level 3 inputs are based on unobservable data The Company values these derivatives based on third party reports for Level 3 inputs. Level 3 inputs are based on unobservable data derived from the Monte Carlo Simulation model for 2024 and for 2023 the Black Scholes-Merton model.

Forward purchase option derivatives:

Forward purchase option derivatives are recorded at fair value on a recurring basis. In 2022, the Company values these derivatives based on third party reports for Level 3 inputs. In 2023 and 2024, no significant risk factors, such as volatility, expected term, reset price, or changes, were observed to affect the values of forward purchase option derivatives.

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on December 31, 2024 and December 31, 2023:

	December 31, 2024			December 31, 2023
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
PIPE warrants	$79,512	-	79,512	$273,124	-	273,124
Public warrants	$246,445	246,445	-	$481,850	481,850	-
Private placement warrants	$9,632	-	9,632	$25,070	-	25,070
Abaca warrant	$1,024,900	-	1,024,900	$3,384,085	-	3,384,085
Forward purchase derivative liability	$7,309,580	-	7,309,580	$7,309,580	-	7,309,580
Third anniversary payment consideration	$322,000	-	322,000	$810,000	-	810,000

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

As of December 31, 2024, each of the Company’s finite-lived intangible assets were measured at fair value on a nonrecurring basis as part of the annual impairment testing. To assess the fair value, the Company utilized the Discounted Cash Flow (DCF) Method and the Guideline Public Company (GPC) Method, incorporating an equally weighted enterprise value derived from both methods. In contrast, as of December 31, 2023, the Company’s developed technology assets were measured at fair value on a nonrecurring basis using the Relief from Royalty Method for the annual impairment test, providing an accurate reflection of market conditions and asset performance. (Refer to note 4 - Goodwill and Finite-lived intangible assets).

The following table presents the carrying amounts and fair values of financial instruments measured on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of December 31, 2024, and December 31, 2023:

As on December 31, 2024
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Market related intangible assets	-	-	-	-	-
Customer relationships	-	-	-	-	-
Developed technology	-	-	-	-	-

	As on December 31, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Developed Technology	3,599,754	3,599,754	-	-	3,599,754

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the finite lived intangible assets as of their measurement dates:

As on December 31, 2024	Factor
Discount rate	15.00%
Risk-free Rate	4.90%
Tax rate	26.00%

As on December 31, 2023	Developed technology
Royalty rate	6.50%
Discount rate	14.25%
Estimated useful life	5.87 years
Tax rate	25%

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on December 31, 2024
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,324,647	$2,324,647	$2,324,647	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	360,552	359,505	-	-	359,505
Liabilities
Deferred consideration	3,016,343	3,016,343	3,016,343	-	-
Senior Secured Promissory note	11,004,173	10,221,652	-	-	10,221,652
Public warrants	246,445	246,445	246,445	-	-
Private placement warrants	9,632	9,632	-	-	9,632
PIPE Warrants	79,512	79,512	-	-	79,512
Abaca Warrants	1,024,900	1,024,900	-	-	1,024,900
Third anniversary payment consideration	322,000	322,000	-	-	322,000
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

	As on December 31, 2023
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,888,769	$4,888,769	$4,888,769	$-	$-
Forward purchase receivables	4,584,221	4,584,221	4,584,221	-	-
Loans	330,579	363,561	-	-	363,561
Liabilities
Deferred consideration	2,889,792	2,889,792	2,889,792	-	-
Senior secured promissory note	14,011,166	12,750,204	-	-	12,750,204
Public warrants	481,850	481,850	481,850	-	-
Private placement warrants	25,070	25,070	-	-	25,070
PIPE warrants	273,124	273,124	-	-	273,124
Abaca warrants	3,384,085	3,384,085	-	-	3,384,085
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580
Third anniversary payment consideration	810,000	810,000	-	-	810,000

The change in the assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value are presented in the following table:

	For the Year ended December 31, 2024
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance at the beginning of the period	$273,124	3,384,085	25,070	810,000	7,309,580
Fair value adjustment	(193,612)	(2,359,185)	(15,438)	(488,000)	-
Balance at the end of the period	$79,512	1,024,900	9,632	322,000	7,309,580

	For the Year ended December 31, 2023
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance at the beginning of the period	$286,300	-	19,110	-	7,309,580
Issued to Abaca shareholders	-	1,643,699	-	430,000	-
Fair value adjustment	(13,176)	1,740,386	5,960	380,000	-
Balance at the end of the period	$273,124	3,384,085	25,070	810,000	7,309,580

As of December 31, 2024 and on December 31, 2023, the valuation of Private Placement Warrants, PIPE warrants, and Abaca warrants was carried out using the Black-Scholes model, while the fair value of the Abaca third anniversary payment consideration was determined using the Black Scholes Merton Option pricing model. As of December 31, 2024 and December 31, 2023, these warrants were valued using Level 3 inputs.

As of December 31, 2024, the Company assessed the fair value of its Forward Purchase Agreement (FPA) derivative utilizing a Monte Carlo Simulation within a risk-neutral setting, which is a particular instance of the Income Approach, based on calculations from December 31, 2022 and December 31, 2023. Throughout the periods ended December 31, of 2023 and 2024, there were no notable alterations in risk factors such as volatility, expected term and reset price that would impact the valuation of the FPA derivative. Consequently, management retained the December 31, 2022, valuation for December 31, 2023 and December 31, 2024. The Company will continue to monitor the fair value of the forward option derivative each reporting period with subsequent revisions to be recorded in the Statements of Operations.

During the fiscal years 2023 and 2024, there were no changes in the classification of financial instruments within Level 2 and Level 3 of the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants and public warrants as of their measurement dates:

		December 31, 2024			December 31, 2023
	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants
Exercise price	$100.00	230.00	-	40.00	$100.00	230.00	-	40.00
Share Price	$9.00	9.00	9.00	9.00	$28.40	28.40	28.40	28.40
Expected term (years)	2.74	2.74	0.76	3.84	3.74	3.74	1.76	4.84
Volatility	103.00%	103.00%	103.00%	103.00%	62.95%	62.95%	62.95%	62.95%
Risk-free rate	4.26%	4.26%	4.26%	4.33%	4.25%	4.25%	4.25%	4.25%

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase derivatives as of their measurement dates on December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Reset Price	$25.00	$25.00
Expected term (years)	0.74	1.74
Additional Maturity Consideration per share	$40.00	$40.00
Volatility	46%	46%
Risk-free rate	4.2%	4.2%
Risk-adjusted discount rate	13.4%	13.4%

Note 18. Tax

The major components of income tax expense (benefit) for the years ended December 31, 2024 and December 31, 2023:

For year ended December 31,	2024	2023
Current income tax:
Current tax on profits	$30,665	$-
Deferred tax:
Deferred taxation - current year	$43,829,019	$(1,829,701)
Income tax expense (benefit)	$43,859,686	$(1,829,701)

A reconciliation follows between tax expense (benefit) and the product of accounting loss multiplied by the United States domestic tax rate for the years ended December 31, 2024 and December 31, 2023:

For year ended December 31,	2024	2023
Accounting loss before tax from continuing operations	$(4,459,789)	$(19,109,548)
Accounting loss before income tax	(4,459,789)	(19,109,548)
At federal statutory income tax rate of 21%	(936,555)	(4,013,005)
State income tax benefit, net of federal benefit	(8,418)	(253,649)
Permanent differences, net	583,678	2,207,439
Valuation allowance charges affecting the provision for income taxes	44,277,923	-
Other	(56,942)	229,514
Total	43,859,686	$(1,829,701)

Deferred Tax Assets and Liabilities

As of December 31, 2024 and December 31, 2023, the significant component of the Company’s deferred tax assets and liabilities:

	December 31, 2024	December 31, 2023	Change
Deferred tax assets:
Loan loss reserve	$-	$340,982	$(340,982)
Capital loss carryover	70,627	72,914	(2,287)
Stock option expense	1,674,554	1,322,890	351,664
Deferred revenue	6,935	5,366	1,569
Property plant and equipment’s	23,992	20,866	3,126)
Transaction costs	942,062	1,014,922	(72,860)
Change in Forward Purchase Contract	8,155,953	8,155,953	-
Goodwill	28,404,108	30,631,880	(2,227,772)
NOL carryforward	5,030,672	3,210,838	1,819,834
Lease liabilities	214,125	246,716	(32,591)
Total deferred tax assets (A)	44,523,028	45,023,327	(500,299)
Deferred tax liabilities:
Right of use assets	(172,195)	(210,460)	38,265
Intangible assets	-	(910,934)	910,934
Total deferred tax liabilities (B)	(172,195)	(1,121,394)	949,199
Deferred tax assets (C=A-B)	44,350,833	43,901,933	448,900
Valuation allowance (D)	(44,350,833)	(72,914)	(44,277,919)
Deferred tax assets, net (C-D)	-	43,829,019	(43,829,019)

 Reconciliation of deferred tax asset, net:

	Year on year change	December 31, 2023
Opening balance	$43,829,019	$51,593,302
Tax (expense)/ income during the period recognized in the statement of operations	(43,829,019)	1,829,701
Acquisitions	-	(9,593,985)
Closing balance	$-	$43,829,019

The Company offsets tax assets and liabilities only if it has a legally enforceable right to set off current tax assets and current tax liabilities and the deferred tax assets and deferred tax liabilities relate to income taxes levied by the same tax authority. The Company does not consider their deferred tax assets to be realizable and has established full valuation allowance during the year ending December 31, 2024. The Company has US federal tax loss carryovers totaling $20.4 million arising from 2020 through 2022 which have an unlimited carryover period. The Company has State of Colorado loss carryovers arising in 2022 of $21.4 million which begin to expire in 2042. The Company currently has no tax examinations in progress. The Company has open years for examination from Federal and State of Arkansas for the years ending December 31, 2020 and forward and from State of Colorado from December 31, 2021 and forward. The Company does not have any uncertain tax positions as of December 31, 2023.

Note 19. 401(k) Plan

The Company offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation. The Company’s consolidated matching contributions for the year ended December 31, 2024, amounting to $119,942, and December 31, 2023, amounting to $62,785, respectively.

Note 20. Stockholders’ (Deficit) Equity

On January 28, 2025, the board of directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-20 shares, which reverse stock split became effective on March 14, 2025.

Preferred Stock

The Company is authorized to issue 1,250,000 shares of preferred stock, with a par value of $0.0001 per share, with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2024, there were 111 shares of Class A Preferred Stock issued and outstanding, and there were 1,101 shares of Class A Preferred Stock issued and outstanding on December 31, 2023. The holders of preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal (on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $10.00 per share of Class A Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $50.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price. Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders, the stockholders approved a reduction in the floor conversion price of the outstanding preferred stock from $40.00 per share to $25.00 per share.

Common Stock

The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock, with a par value of $.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of December 31, 2024 and December 31, 2023, there were 2,783,667 and 2,728,169 shares of Class A Common Stock issued and outstanding, respectively. As of December 31, 2024 and December 31, 2023, 183,369 Class A Common Stock are held by the purchasers under Forward Purchase Agreement dated June 16, 2022, by and among the Company and such purchasers.

2022 Equity Incentive Plan

Share-based compensation expense recognized in the year ended December 31, 2024 and December 31, 2023 totaled $1,575,952 and $3,739,156, respectively.

The 2022 Equity Incentive Plan was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the year ended December 31, 2024 and December 31, 2023.

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

A summary of the Company’s stock option activities and related information for the year ended December 31, 2024 is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Weighted- Average Remaining Contractual Life (in Years)
January 01, 2024	114,301	$108.62	1.65
Granted	-	-	-
Exercised	-	-
Expired	-	-	-
Cancelled / Forfeited	(9,211)	(76.60)	-
December 31, 2024	105,090	98.55	0.65

A summary of the Company’s stock option activities and related information for the year ended December 31, 2023 is as follows:

Stock Option	No. of Stock Option	Weighted- Average Grant Date Fair Value Per Stock Option	Weighted- Average Remaining Contractual Life (in Years)
January 01, 2023	108,500	$105.80	2.02
Granted	16,837	$20.54	1.28
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(11,036)	(53.46)	-
December 31, 2023	114,301	$108.62	1.65

The following options were outstanding at their respective exercise price:

Exercise price options outstanding	December 31, 2024	December 31, 2023
$31.20	18,265	18,826
$51.60	17,500	17,500
$80.00	6,825	15,475
$133.40	62,500	62,500
Total	105,090	114,301

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the year ended December 31, 2024 is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted- Average Remaining Contractual Life (in Years)
January 01, 2024	16,175	$26.20	2.00
Granted	-	-	-
Vested	(5,392)	26.20	-
Expired	-	-
Cancelled / Forfeited	(2,200)	26.20	-
December 31, 2024	8,583	26.20	1.00

A summary of the Company’s RSU activities and related information for the year ended December 31, 2023 is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted- Average Remaining Contractual Life (in Years)
January 01, 2023	-	$-	-
Granted	80,001	19.72	2.00
Vested	(63,311)	(18.02)	-
Expired			-
Cancelled / Forfeited	(515)	(26.20)	-
December 31, 2023	16,175	$26.20	2.00

The following RSU were outstanding at their respective vest price:

Vest price RSU outstanding	December 31, 2024	December 31, 2023
$26.20	8,583	16,175
Total	8,583	16,175

Stock-Based Compensation to Vendor

On September 3, 2024, the Company issued 12,116 shares of common stock to Outside The Box Capital Inc. as compensation for marketing and distribution services under a Marketing Services Agreement. The fair value of the common stock issued was determined based on the market price of the Company’s stock on the grant date, which was $12.38 per share, resulting in a total fair value of $150,000. The fair value of the award is recorded as an expense under “General and administrative expenses” in the statement of operations, with the expense being recognized over the service period from September 4, 2024, to March 3, 2025, aligning with the period during which the services are rendered. In accordance with ASC 718, “Compensation—Stock Compensation,” as updated by ASU 2018-07, the stock award has been classified as equity as it is settled through the issuance of common stock and does not contain any terms requiring cash settlement or other liabilities.

Note 21. Subsequent events

The Company has evaluated events and transactions subsequent to December 31, 2024 through the date the consolidated financial statements were issued. Except as disclosed in the consolidated financial statements previously and items below, there are no other events to report:

•	Effective January 21, 2025, the Company appointed Terrance E. Mendez as Co-Chief Executive Officer (Co-CEO), alongside Sundie Seefried, whose title changed to Co-CEO. Mr. Mendez, age 49, has extensive leadership experience in cannabis-related businesses and financial management roles. The Company entered into a three-year employment agreement with Mr. Mendez, providing an annual salary of $360,000, eligibility for performance-based incentives, and stock options vesting over three years. The agreement includes a 10-month post-termination non-compete and non-solicitation clause.

•	On January 28, 2025, Sundie Seefried informed the Board of Directors of the Company of her decision to resign as Co-Chief Executive Officer, effective February 28, 2025. Ms. Seefried will continue to serve as a member of the Board. Her resignation was not due to any disagreement with the Company or concerns regarding its operations, policies, or practices. Upon her departure, Terrance E. Mendez transitioned from Co-Chief Executive Officer to the sole Chief Executive Officer of the Company.

•	On January 29, 2025, the Company and PCCU entered into a letter agreement to defer the principal payments on the Note for the months of February and March 2025 (the “Deferral Period”). The Company will remain responsible for payment of interest during the Deferral Period and will extend the Note repayment period for an additional two months.

•	On March 1, 2025, the Company and PCCU modified the PCCU Note. According to the terms of the Amended PCCU Note, the principal balance is $10,748,408, accruing interest at an annual rate of 4.25%. The Company will make interest-only payments until January 5, 2027, after which it will begin making both principal and interest payments until the maturity date on October 5, 2030. The Amended PCCU Note also includes provisions for early repayment, along with prepayment fees, such as a yield maintenance fee in the case of prepayment or acceleration. Furthermore, the agreement preserves PCCU’s first-priority security interest in the Company’s assets as outlined in the security agreement dated March 29, 2023. The Company executed the Amended PCCU Note to restructure its financial obligations and extend the repayment timeline.

●	On April 1, 2025, the Company received a letter from the Staff, indicating that the Company had not regained compliance with the Minimum Bid Price Requirement by March 31, 2025, and unless the Company requests a hearing and appeals the determination by April 8, 2025, the Company’s class A common stock and warrants would be delisted from The Nasdaq Capital Market and that trading of the Company’s securities will be suspended, effective at opening of business on April 10, 2025. Further, the Company was notified that on April 10, 2025, a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. On April 7, 2025, the Company was notified by the staff of The Nasdaq Stock Market LLC’s Listing Qualifications Department that the Staff has determined that for 10 consecutive business days, from March 24, 2025 to April 4, 2025, the minimum closing bid price for the Company’s Class A common stock was at least $1.00 per share or greater. Accordingly, the Staff has determined that the Company has regained compliance with Minimum Bid Price Requirement, and, as such, the Staff has indicated that the matter of the Company’s compliance with Minimum Bid Price Requirement is now closed.

●

On April 7, 2025, the Company received a letter from Nasdaq indicating that the Company was not in compliance with Nasdaq’s Listing Rule 5550(b)(1) because the Company’s shareholders’ equity for the year ended December 31, 2024, as reported in the Company’s Current Report on Form 8-K on April 1, 2025, was below the minimum shareholders’ equity requirement of $2,500,000 (the “Shareholders’ Equity Requirement”).

The Notice had no immediate effect on the Company’s continued listing on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. In accordance with Nasdaq rules, the Company has been provided 45 calendar days, to submit a plan to regain compliance with the Shareholders’ Equity Requirement (the “Compliance Plan”). If the Compliance Plan is accepted, Nasdaq may grant up to 180 calendar days from the date of the Notice for the Company to regain compliance with the Shareholders’ Equity Requirement.

The Company intends to timely submit a Compliance Plan to Nasdaq to regain compliance with the Shareholders’ Equity Requirement. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future.

