Form 10-K/A
period 2024-12-31
SHF Holdings, Inc.
filed 2025-04-30
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

SHF Holdings, Inc. (“SHF Holdings,” “Safe Harbor,” “we,” “us,” “our,” the “Company” and similar terms refer to the Company and, where appropriate, the Company’s subsidiaries, SHF, LLC and SHFxAbaca) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2025 (the “Original 10-K”) to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. This Amendment also amends and restates the cover page of the Original 10-K. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15, including to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the changes to Part III and Item 15 of Part IV, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original 10-K.

SHF HOLDINGS, INC.

FORM 10-K/A

December 31, 2024

1

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

Our directors and executive officers are as follows:

Name	Age	Position
Terrance E. Mendez	50	Chief Executive Officer
James H. Dennedy	59	Chief Financial Officer
Donnie Emmi	45	Chief Legal Officer
Sundie Seefried	63	Director
Douglas Fagan	60	Director
Jennifer Meyers	52	Director
Jonathan Summers	53	Independent Director
Karl Racine	62	Independent Director
Jonathon F. Niehaus	69	Independent Director
Richard Carleton	65	Independent Director

Directors

Sundie Seefried. Ms. Seefried served as the Chief Executive Officer of the Company from July 2021 until February 2025 and currently serves as a member of the Board of Directors, a position she has held since April 2024. Prior to joining the Company, Ms. Seefried served as the Chief Executive Officer of Partner Colorado Credit Union (“PCCU”) from 2001 until June 2021 and as the Chief Executive Officer of Eagle Legacy Services, LLC from January 2020 until March 2021. Ms. Seefried previously served as a board member of the Colorado Division of Financial Services from 2019 until 2021, and as a board member of the Credit Union Association from 2007 until 2015. Ms. Seefried received her Bachelor of Science in Business Management from the University of Maryland and her Master of Business Administration in Finance from Regis University, Colorado.

Douglas Fagan. Mr. Fagan currently serves as a member of the Board of Directors, a position he has held since April 2023. Mr. Fagan serves as the President and CEO of PCCU, a position he has held since July 2021. Mr. Fagan previously held the position of President (April 2019 – June 2021) and Chief Financial Officer (September 2017 – June 2021) for PCCU from April 2019 through June 2021. Prior to joining PCCU, Mr. Fagan served as Senior Vice President of Finance at the $7.5 billion MidFlorida Credit Union headquartered in Lakeland, Florida from October 2010 to September 2017. Mr. Fagan earned his Bachelors of Science in Accounting and Finance from Florida Southern College (Lakeland, Florida) and his Masters in Business Administration from University of Tampa (Tampa, Florida).

Jonathon F. Niehaus. On September 28, 2022, Mr. Niehaus was appointed as a member of the Board of Directors in connection with the closing of the initial business combination. Mr. Niehaus currently serves as the Managing Partner of Interactive Global Solutions, a global consulting company, a position he has held since January 2011. Mr. Niehaus previously served as a member of the board of managers of SHF, LLC d/b/a Safe Harbor Financial (“SHF Predecessor”) from February 2022 until September 2022. From 2003 until 2011, Mr. Niehaus served as a Global SVP for First Data Corporation and the Western Union Company. In this capacity, Mr. Niehaus was responsible international government relations and public affairs. In addition, he spearheaded outreach to US attorneys general in matters relating to compliance and anti-money laundering activities. Mr. Niehaus was thereafter appointed to be a senior advisor to the Alliance Partnership, an international rule of law initiative run by the Attorney General Alliance. Mr. Niehaus is an active board member, serving as the chair of the Farnsworth Group, a multi-state architecture and engineering firm and chair of the Make A Difference Foundation which focusses on green energy initiatives internationally. He has also served as advisor to other private companies as well as serving 10 years on the board of the Colorado Great Outdoors Trust Fund. Mr. Niehaus received his Bachelor of Science in Journalism Communications from the University of Iowa.

Jonathan Summers. Mr. Summers currently serves as a member of the Board of Directors, a position he has held since the Company’s inception, and is head of the Audit Committee. Mr. Summers is the Head of Asset Management for ADGM, the fast-growing and award-winning Financial Freezone in Abu Dhabi, the UAE. Mr. Summers also serves as the chairman of Alicorn Venture Partners, a London-based Secondary-focused venture capital fund, since official inception in December 2022. Previously he was the chairman of Deepself Ltd, a healthtec company employing artificial intelligence since January 2022. Prior to that Mr. Summers served as the chairman of EXMceuticals Inc., a Canadian-listed medical cannabis company since May 2019. Mr. Summers also served as a director of Pathfinder Minerals Plc, a mineral exploration company, since March 2021, and was a member of the Audit Committee thereof. He also served on the advisory board for Mocha Holdings LLC, a data privacy company, from September 2020 to March 2022. From May 1996 until May 2011, Mr. Summers served in various roles at Goldman Sachs, most recently serving as a Managing Director. Mr. Summers served as the Founding Partner and the Head of Business Development for Everett Capital Advisors, a $700.0 million London-based investment fund from October 2015 to October 2019, and served as the Founding Principal and Head of Business Development for Myriad Asset Management, a $5.0 billion Hong Kong-based multi-strategy asset management firm, from September 2011 to December 2014. Mr. Summers holds a Master in Modern History (1st class) from Oxford University.

Karl Racine. Mr. Racine currently serves as a member of the Board of Directors, a position that became effective in January 2023. He Chairs the Board’s Nomination and Governance Committee. Mr. Racine is a Partner at Hogan Lovells LLP, where he Chairs the firm’s State Attorney General Practice and leads the U.S. ESG practice. He is also a Board Member of DXC Technology and has been since January 2023. Mr. Racine previously served as the elected Attorney General of the District of Columbia, a position he held from January 2015 until January 2023. Mr. Racine also served as the Co-Chair of the Conference of Western Attorneys General Alliance, a position he held from July 2017 until January 2023. Mr. Racine also served as a board member of the National Association of Attorneys General Mission Foundation, a position he held from July 2018 until January 2023. Previously, Mr. Racine was elected as the President of the National Association of Attorneys General from December 2020 until December 2021 and as the Chair of the Advisory Board Fair and Just Prosecution from January 2018 until February 2022. Mr. Racine received his Bachelor of Arts from the University of Pennsylvania and his Juris Doctor from the University of Virginia School of Law.

Jennifer Meyers. On September 28, 2022, Ms. Meyers was appointed as a member of the Board of Directors in connection with the closing of our initial business combination. In addition to serving as a member of the Board of Directors, Ms. Meyers currently serves as the Chief Financial Officer of PCCU, a position she has held since October 2021. Ms. Meyers previously served as the Chief Financial Officer of Clean Energy Credit Union from July 2020 until October 2021. Prior to joining Clean Energy Credit Union, Ms. Meyers served as a Finance Executive and Strategist for DaL and LLC, a credit union service organization, from May 2019 until May 2020. Ms. Meyers also previously served as the Chief Financial Officer of Westerra Credit Union from April 2014 until February 2019. Ms. Meyers received her Bachelor of Science in Accounting and her Master of Accountancy from the University of Denver. Ms. Meyers is a licensed CPA in the state of Colorado.

Richard Carleton. On September 28, 2022, Mr. Carleton was appointed as a member of the Board of Directors in connection with the closing of our initial business combination. Mr. Carleton currently serves as the Chief Executive Officer of the Canadian Securities Exchange, a position he has held since July 2011. Mr. Carleton also currently serves as a director of Tetra Trust, a licensed trust company, and of Blue Ocean ATS, a U.S. registered alternative trading system, positions he has held since June 2021 and April 2021, respectively. Mr. Carleton previously served as a board member of the Empire Club of Canada and of the Private Capital Markets Association of Canada, positions held from 2018 and 2017, respectively until stepping down in 2023. Mr. Carleton received his Bachelor of Arts in History from the University of Ottawa and his LLB from the University of Toronto.

Executive Officers

Terrance E. Mendez. Mr. Mendez currently serves as the Chief Executive Officer for the Company, a position he has held since February 2025 after initially being appointed Co-Chief Financial Officer in January 2025. Before this role, Mr. Mendez served as the Chief Executive Officer of Amos Advisory Solutions (“AMOS”) from August 2016 to February 2025, a management and outsource consulting firm through which he has held executive leadership roles in several cannabis and cannabis-related business. In connection with his employment with AMOS, Mr. Mendez served from November 2023 to present as the Chief Financial Officer of 42 Degrees, a cannabis extractor and distributor. From February 2022 to February 2024 as the Chief Executive Officer of Devi Holdings, a vertically integrated multi-state cannabis operator. From December 2019 to April 2021 as the Chief Executive Officer, of Dalwhinnie Enterprises, a single state vertical integrated cannabis operator. Mr. Mendez was employed from July 2017 to August 2019, as the Vice President of Finance and Chief Accounting Officer by Hitachi Vantara, a subsidiary of Hitachi, Ltd. (OTCMKTS:HTHIY), a technology conglomerate. From March 2014 to November 2016, Mr. Mendez served as Vice President and Chief Audit Executive by Arrow Electronics Inc. (NYSE:ARW), an electronics components manufacturer. From September 2011 to March 2014, Mr. Mendez was employed as Vice President of FP&A and was a Segment Financial Controller by Broadridge Financial Solutions Inc. (NYSE:BR). Mr. Mendez spent 14 years in public accounting with Arthur Andersen & Co. and Deloitte Touche LLC. Mr. Mendez is a Certified Public Accountant in the States of New York, New Jersey and Colorado and a Charted Global Management Accountant. He holds a Bachelor of Science in Economics from the University of Pennsylvania’s Wharton School of Business.

James H. Dennedy. Mr. Dennedy currently serves as Chief Financial Officer for the Company, a position he has held since October 2022. Before this role, Mr. Dennedy most recently served in various positions for urban-gro, Inc. a Nasdaq-listed engineering design and services company focused on the commercial horticulture market, including as President and Chief Operating Officer from February 2021 to August 2022, and a board member from August 2018 to August 2022. Prior to that, from April 2018 to August 2019, he served as Chief Financial Officer of Interurban Capital Group, a privately held provider of site development, lease management, branding, licensing and other consulting services, acquired in March 2020 by Harvest Health & Recreation Inc. From January 2017 to April 2018, he acted as an entrepreneur and private investor; from May 2011 to January 2017 served as President, Chief Executive Officer, and a board member of Nasdaq-listed hospitality software company, Agilysys Inc.; and from April 2008 to May 2011, served as Chief Investment Officer of Arcadia Capital Advisors, a privately held capital management company. Mr. Dennedy earned his B.S. in Economics from the United States Air Force Academy, an MBA from The Ohio State University, and an M.A. in Economics from the University of Colorado, Boulder, Colorado.

Donnie Emmi. Mr. Emmi currently serves as Chief Legal Officer and Board Secretary for the Company, a position he has held since September 2022. Before this role, Mr. Emmi was Managing Partner of Hunsaker | Emmi, P.C., a position he held since December 2004. Mr. Emmi was a partner of Hoban Law Group, P.C. from September 2019 until July 2021 when it was merged with Clark Hill, PLC. Following the merger, Mr. Emmi continues to serve in an of counsel capacity to Clark Hill, PLC. Mr. Emmi previously served as an officer and director of Test Kitchen, Inc., a product developer, from December 2020 until April 2021; and as a director of Pure Harvest Corporate Group, Inc. from December 2020 until December 2021. Mr. Emmi is also the former Chair of the National Cannabis Industry Association Banking and Financial Services Committee 2020 (Vice Chair 2019). Mr. Emmi received his undergraduate degree from East Stroudsburg University of Pennsylvania and his Juris Doctor from the University of Denver Sturm College of Law. Prior to practicing law, Mr. Emmi was a licensed Series 7 and 63 securities dealer and served in the United States Air Force from 1999 until 2007.

Audit Committee

The Audit Committee of the Board of Directors consists of Mr. Summers, Mr. Niehaus, and Mr. Carleton. Under The Nasdaq Capital Market (“Nasdaq”) listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. Mr. Summers, Mr. Niehaus, and Mr. Carleton each meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act, and Mr. Summers serves as chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Summers qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues, and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The Audit Committee has also established a procedure whereby complaints or concerns regarding accounting, internal controls or auditing matters may be submitted anonymously to the Audit Committee by email.

Family Relationships

There are no family relationships among any of our executive officers, directors or persons nominated to serve as a director.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities. Based solely on a review of the copies of the forms furnished or available to us, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during our fiscal year ended December 31, 2024, with the exception of one report covering one transaction that was filed late by Mr. Racine, a director, due to an inadvertent administrative error.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees that complies with the rules and regulations of Nasdaq. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have previously filed a copy of our form Code of Ethics as Exhibit 14 to our registration statement on Form S-1 in connection with our IPO, filed on June 1, 2021. You may review this document by accessing our public filings at the SEC’s web site at www.sec.gov or on our investor relations website at https://ir.shfinancial.org/. In addition, a copy of the Code of Ethics will be provided without charge upon request to our Chief Legal Officer in writing at 1526 Cole Blvd., Suite 250, Golden, Colorado 80401 or by telephone at 720-507-3688. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

The Company’s Insider Trading Policy governs the purchase, sale and other acquisitions and dispositions of the Company’s securities by the Company and all of its directors, officers and employees. This policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19 to the Original 10-K.

Shareholder Nominees

There have been no material changes to the procedures by which our security holders may recommend nominees to the Company’s Board of Directors since the filing of the definitive proxy statement for the Company’s 2024 annual meeting of shareholders with the SEC on April 29, 2024.

Item 11. Executive Compensation.

We qualify as a “smaller reporting company” under the rules promulgated by the SEC, and we have elected to comply with the disclosure requirements applicable to smaller reporting companies. Accordingly, this executive compensation summary is not intended to meet the “Compensation Discussion and Analysis” disclosure required of larger reporting companies.

As a smaller reporting company, we are required to disclose the executive compensation of our named executive officers, which consist of the following individuals, for the fiscal years ended December 31, 2024 and December 31, 2023, respectively: (i) any individual serving as our principal executive officer or acting in a similar capacity, during the fiscal year ended December 31, 2024; (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the end of the most recently completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

Summary Compensation Table

The following table discloses compensation paid or to be paid to our named executive officers for the fiscal years ended December 31, 2024 and December 31, 2023.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Sundie Seefried(2),	2024	316,728	46,667	32,518	0	0	395,913
Former Chief Executive Officer	2023	342,885	66,767	181,664	—	—	591,316

Donnie Emmi,	2024	331,508	38,000	26,459	0	0	395,967
Chief Legal Officer	2023	285,000	20,000	131,563	—	—	436,563

James H. Dennedy,	2024	334,699	38,000	26,459	0	0	399,158
Chief Financial Officer	2023	285,000	20,000	131,563	—	—	436,563

Terrence Mendez (3),	2024	—	—	—	—	72,827	72,827
Chief Executive Officer	2023	—	—	—	—	—	—

(1)	Amounts represent the aggregate grant date fair value of stock awards or option awards, as applicable, granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“Topic 718”), the basis for computing stock-based compensation in our financial statement.
(2)	Ms. Seefried resigned as Chief Executive Officer on February 28, 2025.
(3)	Prior to becoming the Chief Executive Officer on January 21, 2025, and for the year 2024, all income earned by Mr. Mendez was through his engagement as an independent contractor.

Narrative Disclosure to Summary Compensation Table

Overview

The Company has developed an executive compensation program which is designed to align compensation with the Company’s business objectives and the creation of stockholder value, while enabling the Company to attract, motivate and retain individuals who contribute to the long-term success of the Company.

Decisions on the executive compensation program, as described below, are determined and/or ratified by the Board of Directors with recommendations given by the Compensation Committee.

The decisions regarding executive compensation reflect our belief that the executive compensation program must be competitive in order to attract and retain our executive officers. The Compensation Committee will seek to implement our compensation policies and philosophies by linking a significant portion of our executive officers’ cash compensation to performance objectives and by providing a portion of their compensation as long-term incentive compensation in the form of equity awards.

The compensation for our executive officers has three primary components: base salary, an annual cash incentive bonus, and long-term incentive compensation in the form of equity awards.

Base Salary

The Company’s practice has been to ensure that base salary is fair to the executive officers, competitive within the industry and reasonable in light of the Company’s cost structure. The Compensation Committee determines base salaries and manages the base salary review process, subject to existing employment agreements.

Annual Bonuses

The Company uses annual cash incentive bonuses for the executive officers to tie a portion of their compensation to financial and operational objectives achievable within the applicable fiscal year. The Company expects that, near the beginning of each year, the Compensation Committee will select the performance targets, target amounts, target award opportunities and other term and conditions of annual cash bonuses for the executive officers, subject to the terms of any employment agreement. Following the end of each year, the Compensation Committee will determine the extent to which the performance targets were achieved and the amount of the award that is payable to the executive officers.

Equity Awards

The Company uses equity awards to reward long-term performance of the executive officers. The Company believes that providing a meaningful portion of the total compensation package in the form of equity awards will align the incentives of its executive officers with the interests of its stockholders and serve to motivate and retain the individual executive officers. Equity awards are awarded under our Equity Incentive Plan, which has been adopted by the Board of Directors.

In connection with the Company’s executive compensation program, the Company has granted equity awards to its executives.

Other Compensation

The Company maintains various employee benefit plans, including medical, dental, life insurance and 401(k) plans, in which the executive officers participate.

Employment Agreements

Agreement with Ms. Seefried

On February 11, 2022, the Company entered into an executive employment agreement with Sundie Seefried which became effective September 28, 2022, pursuant to which Ms. Seefried serves as the Chief Executive Officer of the Company. The executive employment agreement provides for an annual base salary of $350,000, an initial incentive equity grant of options exercisable for 550,000 shares of the Company’s Class A common stock at $6.67 per share that will vest over two years and other customary benefits. The executive employment agreement, which is for a two-year term, also provides for severance in the event of a termination by the Company without cause or by Ms. Seefried for good reason, of one year’s base salary. Ms. Seefried resigned as co-Chief Executive Officer of the Company effective on February 28, 2025. Ms. Seefried continues to be a member of the Board.

Agreement with Mr. Mendez

On January 21, 2025, the Company entered into an executive employment agreement with Mr. Mendez which became effective immediately, pursuant to which Mr. Mendez serves as the Chief Executive Officer of the Company. The executive employment agreement provides for an annual base salary of $350,000, an initial incentive equity grant of options exercisable for 32,700 shares of the Company’s Class A common stock at $7.79 per share that will vest over two years and other customary benefits. The executive employment agreement, which is for a two-year term, also provides for severance in the event of a termination by the Company without cause or by Mr. Mendez for good reason, of one year’s base salary.

Agreement with Mr. Dennedy

On January 10, 2023, the Company entered into an executive employment agreement with James Dennedy, pursuant to which Mr. Dennedy serves as the Chief Financial Officer of the Company. The executive employment agreement provides for an annual base salary of $285,000, an initial incentive equity grant of options exercisable for 350,000 shares of the Company’s Class A common stock at $6.67 per share that will vest over two years and other customary benefits. The executive employment agreement, which is for a two-year term, also provides for severance in the event of a termination by the Company without cause or by Mr. Dennedy for good reason, of one year’s base salary.

On April 2, 2024, the Company entered into an amendment to its original agreement with Mr. Dennedy to facilitate business continuity and stagger contract expirations to accommodate the Company’s public reporting schedule. The amendment to Mr. Dennedy’s executive employment extends the term of his employment to May 16, 2026. In addition, the amendment contains a provision that, effective April 1, 2024, deletes and replaces Section 4(b) of Mr. Dennedy’s original agreement such that all paid time off (“PTO”) that Mr. Dennedy accrued through March 31, 2024, but had not taken, shall be paid to him during the month of April 2024. As a result, no PTO shall accrue or be paid out at the time of termination of Mr. Dennedy’s employment with the Company for any reason. The amendment also adds a provision that Mr. Dennedy shall be entitled to receive supplemental severance in an amount equivalent to six months’ of his then-current base salary, provided that he executes a release of claims against the Company and its affiliated entities, executives, and employees (including claims related to any non-compete and non-solicit covenants), for the six month period after the termination of his employment.

Agreement with Mr. Emmi

On January 10, 2023, the Company entered into an executive employment agreement with Donnie Emmi, pursuant to which Mr. Emmi serves as the Chief Legal Officer of the Company. The executive employment agreement provides for an annual base salary of $285,000, an initial incentive equity grant of options exercisable for 350,000 shares of the Company’s Class A common stock at $6.67 per share that will vest over two years and other customary benefits. The executive employment agreement, which is for a two-year term, also provides for severance in the event of a termination by the Company without cause or by Mr. Emmi for good reason, of one year’s base salary.

On April 2, 2024, the Company entered into an amendment to its original agreement with Mr. Emmi to facilitate business continuity and stagger contract expirations to accommodate the Company’s public reporting schedule. The amendment to Mr. Emmi’s executive employment agreement extends the term of his employment to August 22, 2026. In addition, the amendment contains a provision that, effective April 1, 2024, deletes and replaces Section 4(b) of Mr. Emmi’s original agreement such that all PTO that Mr. Emmi accrued through March 31, 2024, but had not taken, shall be paid to him during the month of April 2024. As a result, no PTO shall accrue or be paid out at the time of termination of Mr. Emmi’s employment with the Company for any reason. The amendment also adds a provision that Mr. Emmi shall be entitled to receive supplemental severance in an amount equivalent to six months’ of his then-current base salary, provided that he executes a release of claims against the Company and its affiliated entities, executives, and employees (including claims related to any non-compete and non-solicit covenants), for the six month period after the termination of his employment.

Director Compensation

The following table sets forth for the year ended December 31, 2024, certain information as to the total remuneration we paid to our non-employee directors.

In 2024, each director received a quarterly cash payment in the amount of $12,500, fees in the amount of $1,500 per committee meeting, and $2,000 per board meeting. In addition, the chair of the Audit Committee received an annual retainer of $20,000; the chair of Compensation Committee received an annual retainer of $15,000; the chair of the Nominating and Corporate Governance Committee received an annual retainer of $10,000; and the board chair received an additional $60,000. Ms. Seefried does not receive fees for her service as a member of the board of directors.

Name	Fees Earned or Paid in Cash ($)	Bonus ($)	All Other Compensation ($)	Total ($)
Jonathon F. Niehaus	110,500	—	—	110,500
Sundie Seefried	—	—	—	—
Richard Carleton	95,500	—	—	95,500
Jonathan Summers	100,500	—	—	100,500
Douglas Fagan	58,000	—	—	58,000
Jennifer Meyers	58,000	—	—	58,000
Karl Racine	79,000	—	—	79,000

Outstanding Equity Awards at December 31, 2024

The following table sets forth information regarding outstanding stock options or unvested equity awards as of December 31, 2024.

	Option Awards					Restricted Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Sundie Seefried	27,500	0	0	133.40	10/4/32	8,761	3,056	—	—

Donald T. Emmi	17,500	0	0	133.40	10/4/32	1,944	7,389	—	—

James H. Dennedy	17,500	0	0	51.60	10/23/32	1,944	7,389	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 30, 2025, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our Class A common stock. To our knowledge, none of the shares listed below is held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. There were 2,785,458 shares of Class A common stock issued and outstanding on April 30, 2025.

Unless otherwise indicated in the following table, the address for each person named in the table is 1526 Cole Blvd., Suite 250, Golden, Colorado 80401. Pursuant to SEC rules, we have included shares of Class A common stock that the person has the right to acquire within 60 days after April 30, 2025.

Name and Address of Beneficial Owner	Shares of Class A Common Stock		% of Total Voting Power(1)
Sundie Seefried	84,204	(2)	3.0%
James H. Dennedy	27,107	(3)	* %
Terrence Mendez	10,900	(4)	* %
Donnie Emmi	37,184	(5)	1.3%
Douglas Fagan	1,088,557	(6)	39.08%
Jonathan Summers	11,756	(7)	* %
Karl Racine	11,756	(7)	* %
Jonathon F. Niehaus	12,718	(7)	* %
Richard Carleton	11,756	(7)	* %
Jennifer Meyers	1,092,871	(8)	39.23%

(All Executive Officers and Directors as a Group (10 persons)):	1,308,001	(9)	46.96%

Greater than Five Percent Holders:
Partner Colorado Credit Union	1,080,807	(10)	38.80%
M3 FUNDS, LLC	277,485	(11)	9.96%

* Indicates ownership of less than 1% of the outstanding shares of our Class A common stock.

(1)	The percentage of beneficial ownership of the Company is calculated based on 2,785,458 shares of Class A common stock outstanding as of April 30, 2025 plus vested, but unexercised options.
(2)	Includes incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Class A common stock, which options expire ten years from the grant date and have an exercise price per share equal to $133.40.
(3)	Includes incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Class A common stock, which options expire ten years from the grant date and have an exercise price per share equal to $51.60.
(4)

Includes incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Class A common stock, which options expire ten years from the grant date and have an exercise price per share equal to $7.79.

(5)	Includes incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Class A common stock, which options expire ten years from the grant date and have an exercise price per share equal to $77.20; 20,275 exercisable warrants with a strike price of $40.00; and direct ownership.

(6)	The record holder of the 1,080,807 shares of Class A common stock is Partner Colorado Credit Union, our majority stockholder, of which Mr. Fagan is the President and Chief Executive Officer. By virtue of this relationship, Mr. Fagan may be deemed to share beneficial ownership of the securities held of record by Partner Colorado Credit Union. Mr. Fagan disclaims any such beneficial ownership except to the extent of his pecuniary interest. The amount represents shares of Class A common stock held indirectly by Mr. Fagan through his role with Partner Colorado Credit Union as well as his direct ownership as well as that of his spouse.
(7)	Represents shares of Class A common stock held directly.
(8)	The record holder of the 1,080,807 shares of Class A common stock is Partner Colorado Credit Union, our majority stockholder, of which Ms. Meyers is the Chief Financial Officer. By virtue of this relationship, Ms. Meyers may be deemed to share beneficial ownership of the securities held of record by Partner Colorado Credit Union. Ms. Meyers disclaims any such beneficial ownership except to the extent of her pecuniary interest. The amount represents shares of Class A common stock held indirectly by Ms. Meyers through her role with Partner Colorado Credit Union as well as her direct ownership.
(9)	Includes (i) 3,607,107 shares of Class A common stock held directly by directors and named executive officers; (ii) 1,080,807 shares of Class A common stock held indirectly by directors and named executive officers; (iii) 55,496 shares of Class A common stock issuable upon the exercise of stock options that are currently exercisable or are exercisable in the next 60 days; and (iv) 28,275 in exercisable warrants convertible into shares of Class A common stock.
(10)	Based solely on information contained in a Schedule 13D filed with the SEC on July 21, 2023. The business address of Partner Colorado Credit Union is 6221 Sheridan Blvd, Arvada, CO 80003.
(11)	Based solely on information contained in a Schedule 13D filed with the SEC on February 14, 2024. The business address of M3 Funds, LLC is 2070 E 2100 S, Suite 250, Salt Lake City, UT 84109.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2024. As of December 31, 2024, we had one equity compensation plans, which was approved by our stockholders: the Amend and Restated – 2022 Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	185,581	(1)	$70.04	(2)	166,276	(3)
Equity compensation plans not approved by security holders	0		$0		0
Total	185,581		70.04		166,276

(1) Includes netting of shares by award recipients to cover income taxes associated with a grant of equity.

(2) Weighted average price of issued options under the current equity compensation plan.

(3) Includes netting of shares and shares returned to the plan as a result of unvested shares of award recipients separated from the Company prior to the grant fully vesting.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Director Independence

Applicable rules of Nasdaq require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees, that neither the director nor any of his family members has engaged in various types of business dealings with us and that the director is not associated with the holders of more than five percent of our common stock. In addition, under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning their background, employment and affiliations, our Board of Directors has determined that four of our seven directors, do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that our Board of Directors deemed relevant in determining his independence, including the beneficial ownership of our capital stock by each non-employee director.

Each of Mr. Carleton, Mr. Niehaus, Mr. Racine, and Mr. Summers would be considered “independent” members of our board of directors as “independence” is defined in Nasdaq Marketplace Rule 5605(a)(2). If elected, the Board believes that Mr. Carroll would also be considered “independent” members of our board of directors as “independence” is defined in Nasdaq Marketplace Rule 5605(a)(2).

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

Policies and Procedures for the Company’s Related Party Transactions

Our Audit Committee charter provides that our Audit Committee must review and approve all transactions to which the Company is a participant and in which our executive officers, directors, director nominees or principal stockholders or other related persons have a material interest, to the extent that disclosure would be required under Item 404 of Regulation S-K. We believe that this policy requiring that any material transaction between us and such related parties be approved by our Audit Committee ensures that such transactions are on terms no less favorable to us than reasonably could have been obtained in arm’s-length transactions with independent third parties. Our related party transactions entered into between January 1, 2024 and the date hereof, all of which were previously approved by our Audit Committee, are described above.

Item 14. Principal Accountant Fees and Services.

The following table shows fees that we paid (or accrued) for professional services rendered by Marcum LLP (“Marcum”) for our fiscal years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Audit Fees(1)	$402,705	$304,778
Audit-Related Fees(2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total	$402,705	$304,778

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the independent public accounting firm in connection with statutory and regulatory filings or engagements. Audit Fees also include activities related to registration statement consents.
(2)	Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category may include fees related to financial statement audits of certain employee benefit plans, services related to certain regulatory compliance requirements, and services related to corporate equity transaction filings.
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state, and international tax compliance, acquisitions and international tax planning.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by Marcum. The Audit Committee considers and approves at each meeting, as needed, anticipated audit and permissible non-audit services to be provided by Marcum during the year and estimated fees. All services provided by Marcum during the fiscal years ended December 31, 2024 and 2023 were approved by the Audit Committee.

Our independent auditor for the fiscal year ended December 31, 2024, Marcum, has advised us that neither it, nor any of its members, has any direct financial interest in the Company as a promoter, underwriter, voting trustee, director, officer or employee. All professional services rendered by Marcum during the fiscal year ended December 31, 2023 were furnished at customary rates and were performed by full-time, permanent employees.

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

(3) List of Exhibits

The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit
2.1 †	Unit Purchase Agreement dated February 11, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2022).
2.2	First Amendment to Unit Purchase Agreement dated September 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).
2.3	Second Amendment to Unit Purchase Agreement dated September 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).
2.4	Third Amendment to Unit Purchase Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2022).
2.5†	Agreement and Plan of Merger, dated October 29, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
2.6	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 15, 2022).
2.7	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
2.8	First Amendment to Second Amendment to Agreement and Plan of Merger, Warrant Agreement, and Lock-up Agreement dated February 27, 2024 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on March 4, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed March 20, 2025.
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, filed on June 2, 2021).

4.7	Description of Registered Securities (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
10.13	Amended and Restated Commercial Alliance Agreement, dated December 30, 2024, between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 7, 2025).
10.15	Amended and Restated - 2022 Equity Incentive Plan (incorporated by reference to Exhibit 3 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
10.16	Form SHF Holdings, Inc. Stock Option Agreement (incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
10.17	Form of SHF Holdings, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 5 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
10.18	Security Agreement, dated March 29, 2023, by and between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q, filed May 15, 2023).
10.20	Letter Agreement dated January 29, 2025 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on February 3, 2025).
10.21	Amendment to Employment Agreement dated April 2, 2024 between the Company and James Dennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 8, 2024).
10.22	Amendment to Employment Agreement dated April 2, 2024 between the Company and Donald Emmi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 8, 2024).
10.23	Amendment to Employment Agreement dated August 1, 2024 between the Company and Sundie Seefried (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 4, 2024).
10.24	Executive Employment Agreement, dated January 21, 2025, between the Company and Terrance Mendez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2025).
14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 1 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
19	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K, filed on April 10, 2025).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed on April 10, 2025).
23.1	Consent of Marcum LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K, filed on April 10, 2025).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K, filed on April 10, 2025)
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K, filed on April 10, 2025)
31.3*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K, filed on April 10, 2025)
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Company’s Annual Report on Form 10-K, filed on April 10, 2025)
97	Clawback policy (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K, filed on April 1, 2024).
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Previously Furnished.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHF HOLDINGS INC.

Date: April 30, 2025		/s/ Terrance E. Mendez
	Name:	Terrance Mendez
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2025		/s/ James H. Dennedy
	Name:	James H. Dennedy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

