Form 10-Q
period 2025-03-31
SHF Holdings, Inc.
filed 2025-05-21
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 19, 2025, there were 2,784,458 shares of the Company’s Class A Common Stock, par value $0.0001 per share, outstanding.

SHF HOLDINGS, INC.

1

OTHER INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q, the terms “SHF Holdings,” “Safe Harbor,” “we,” “us,” “our,” the “Company” and similar terms refer to the Company, a Delaware corporation and its wholly-owned subsidiaries, SHF, LLC and SHFxAbaca, LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various of the statements made in this Quarterly Report on Form 10-Q (the “Form 10-Q”), including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the discussion of the Company’s risks and uncertainties included under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on April 10, 2025.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “seek,” “should,” “indicate,” “would,” “believe,” “contemplate,” “consider,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	Our profitability is subject to interest rate risk;
●	Volatility and uncertainty in the financial markets and banking industry may adversely impact our clients and our ability to obtain additional financial institution clients;
●	Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense including our ability to operate as a going concern and also remaining in compliance with debt covenants;
●	The industry in which our clients operate is considered federally illegal, which may pose risk if actions were taken against those customers or our Company;
●	Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek;
●	Our success depends on our ability to compete effectively in highly competitive markets;
●	Potential gaps in our risk management policies may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business;
●	We have identified and we may identify additional deficiencies in our internal controls, which may have an impact on our business operations;
●	Technological changes affect our business including potentially impacting the revenue stream of traditional products and services, and we may have fewer resources than many competitors to invest in technological improvements;
●	Our information systems may experience interruptions and security breaches, and are exposed to cybersecurity threats;
●	Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our customers;
●	Any failure to protect the confidentiality of customer information could adversely affect our reputation and subject us to financial sanctions and other costs that could have a material adverse effect on our business, financial condition and results of operations;
●	Future acquisitions and expansion activities may disrupt our business, dilute shareholder value and adversely affect our operating results;
●	We may not be able to generate sufficient cash to service all of our operation needs, including our debt obligations;
●	We may incur a substantial level of debt that could materially adversely affect our ability to generate sufficient cash to fulfill our obligations;
●	Our business may be adversely affected by economic conditions in general and by conditions in the financial markets;
●	We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings;
●	Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation;
●	Liquidity risks arising from the uncertainty surrounding cash flows, including the potential impact on our ability to continue operations as a going concern.
●	We are subject to capital adequacy and liquidity standards, and if we fail to meet these standards, whether due to losses, growth opportunities or an inability to raise additional capital or otherwise, our financial condition and results of operations would be adversely affected;
●	Certain of our existing shareholders could exert significant control over the Company;
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our Class A Common Stock, par value $0.0001 per share (“Common Stock”), and trading volume could decline;
●	We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding Common Stock;
●	We are an “emerging growth company,” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our Common Stock may be less attractive to investors;
●	We may be unable to attract and retain key people to support our business;
●	In certain circumstances, we assume the risk of fraud loss and negative balances for accounts maintained at our financial institution partners;
●	Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business;
●	The Company’s ability to regain compliance with Nasdaq’s (as defined below) listing requirements and maintain its listing on the Nasdaq Capital Market is uncertain and subject to various risks and factors that may cause actual results to differ materially;
●	Other factors and information in this Form 10-Q and other filings that we make with the SEC under the Exchange Act and Securities Act.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Form 10-Q. Because of these risks and other uncertainties, our actual future financial condition, results, performance or achievements, or industry results, may be materially different from the results indicated by the forward-looking statements in this Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results of operations. You should not rely on any forward-looking statements as predictions of future events.

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

2

PART I – FINANCIAL INFORMATION

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	$931,397	$2,324,647
Accounts receivable – trade	90,796	134,609
Accounts receivable – related party	634,076	968,023
Prepaid expenses – current portion	546,031	659,536
Accrued interest receivable	2,901	16,319
Forward purchase receivable	-	4,584,221
Short-term loans receivable, net	13,580	13,332
Other current assets	3,000,000	3,000,000
Total Current Assets	$5,218,781	$11,700,687
Long-term loans receivable, net	375,364	378,854
Property and equipment, net	1,713	3,154
Operating lease right-to-use asset	664,440	703,524
Prepaid expenses – long term position	375,000	412,500
Security deposit	19,804	19,568
Total Assets	$6,655,102	$13,218,287

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$267,647	$140,723
Accounts payable-related party	157,828	75,608
Accrued expenses	765,476	1,301,378
Contract liabilities	9,105	28,335
Operating lease liability – current	165,842	161,952
Senior secured promissory note – current portion	-	255,765
Deferred consideration	3,177,343	3,338,343
Forward purchase derivative liability	7,309,580	7,309,580
Other current liabilities	89,855	72,836
Total Current Liabilities	$11,942,676	$12,684,520
Warrant liabilities	244,409	1,360,491
Senior secured promissory note—long term portion	10,748,408	10,748,408
Operating lease liability – long term	669,016	712,882
Total Liabilities	$23,604,509	$25,506,301
Commitment and Contingencies (Note 12)
Stockholders’ Deficit
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 and 111 shares issued and outstanding on March 31, 2025, and December 31, 2024, respectively	-	-
Class A Common Stock, $.0001 par value, 130,000,000 shares authorized, 2,786,538 and 2,783,667 issued and outstanding on March 31, 2025, and December 31, 2024, respectively	278	278
Additional paid in capital	104,119,487	108,467,253
Accumulated deficit	(121,069,172)	(120,755,545)
Total Stockholders’ Deficit	$(16,949,407)	$(12,288,014)
Total Liabilities and Stockholders’ Deficit	$6,655,102	$13,218,287

See accompanying notes to unaudited condensed consolidated financial statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2025	2024

Revenue	$1,932,352	$4,050,799

Operating Expenses
Compensation and employee benefits	$1,342,261	$2,280,038
General and administrative expenses	990,826	984,220
Professional services	1,016,182	460,950
Rent expense	61,006	69,437
Provision (benefit) for credit losses	-	(68,787)
Total operating expenses	$3,410,275	$3,725,858
Operating (loss)/income	(1,477,923)	324,941
Other (income)/expenses
Change in the fair value of deferred consideration	(161,000)	(184,535)
Interest expense	112,786	154,172
Change in fair value of warrant liabilities	(1,116,082)	(1,255,487)
Total other (income)/expenses	$(1,164,296)	$(1,285,850)
Net (loss)/income before income tax	(313,627)	1,610,791
Income tax benefit	$-	$438,885
Net (loss)/income	(313,627)	2,049,676
Weighted average shares outstanding, basic	2,786,538	2,760,680
Basic net (loss)/income per share	$(0.11)	$0.74
Weighted average shares outstanding, diluted	2,786,538	2,813,404
Diluted (loss)/income per share	$(0.11)	$0.73

See accompanying notes to unaudited condensed consolidated financial statements

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	111	$-	2,783,667	$278	$108,467,253	$(120,755,545)	$(12,288,014)
Stock compensation expense	-	-	-	-	227,687	-	227,687
Restricted stock units (net of tax)	-	-	2,871	-	8,768	-	8,768
Reclassification of Forward purchase receivable	-	-	-	-	(4,584,221)	-	(4,584,221)
Net loss	-	-	-	-	-	(313,627)	(313,627)
Balance, March 31, 2025	111	$-	2,786,538	$278	$104,119,487	$(121,069,172)	$(16,949,407)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	1,101	$-	2,728,169	$5,458	$105,919,674	$(71,569,821)	$34,355,311
Conversion of PIPE shares	(990)	-	39,600	79	866,170	(866,249)	-
Restricted stock units (net of tax)	-	-	3,781	8	(14,325)	-	(14,317)
Stock compensation expense	-	-	-	-	576,647	-	576,647
Net income	-	-	-	-	-	2,049,676	2,049,676
Balance, March 31, 2024	111	$-	2,771,550	$5,545	$107,348,166	$(70,386,394)	$36,967,317

See accompanying notes to unaudited condensed consolidated financial statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(313,627)	$2,049,676
Adjustments to reconcile net (loss)/income to net cash provided by/ (used in) operating activities:
Depreciation and amortization expense	1,441	195,709
Stock compensation expense	236,455	562,330
Amortization of marketing costs settled with common stock	50,000	-
Amortization of deferred origination fees	-	(27,970)
Provision (benefit) for credit losses	-	(68,787)
Income tax benefit	-	(438,885)
Change in the fair value of deferred consideration	(161,000)	(184,535)
Change in fair value of warrant	(1,116,082)	(1,255,487)
Changes in operating assets and liabilities:
Right-to-use asset (net)	(892)	9,552
Accounts receivable – trade	43,813	(31,333)
Accounts receivable – related party	333,947	983,930
Prepaid expenses	101,005	77,303
Accrued interest receivable	13,418	(3,111)
Other current assets	-	82,657
Other current liabilities	17,016	10,048
Accounts payable	126,924	(38,153)
Accounts payable – related party	82,220	(451,622)
Accrued expenses	(535,902)	(363,347)
Contract liabilities	(19,230)	(19,230)
Net deferred indemnified loan origination fees	-	386,602
Security deposit	(236)	(224)
Net cash provided by (used in) operating activities	(1,140,730)	1,475,123
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Net proceeds from loan repayment	3,245	3,014
Net cash provided by investing activities	3,245	3,014
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of senior secured promissory note	(255,765)	(740,544)
Net cash used in financing activities	(255,765)	(740,544)
Net (decrease)/increase in cash and cash equivalents	(1,393,250)	737,593
Cash and cash equivalents – beginning of period	2,324,647	4,888,769
Cash and cash equivalents – end of period	$931,397	$5,626,362
Supplemental disclosure of cash flow information
Interest paid	$113,561	$156,414
Reclassification of forward purchase receivable	4,584,221	-

See accompanying notes to unaudited condensed consolidated financial statements

SHF Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business Operations

Business Description

The Company is based in Golden, Colorado and specializes in providing financial solutions designed to facilitate compliant banking service on behalf of the financial institutions involved in the cannabis industry that partner with us.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024, filed with the SEC.

Refer to Note 2 to the Company’s Annual Report on Form 10-K and Form 10-K/A for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of shareholders’ deficit, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the current year ending December 31, 2025 or other interim periods.

The condensed unaudited consolidated financial statements include the accounts of SHF Holdings, Inc. and its subsidiaries where the Company has controlling financial interests. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

Reverse Stock Split

As previously disclosed in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024, the Company effected a 1-for-20 reverse stock split of its common stock on March 14, 2025. Unless otherwise stated, all share and per share amounts for all periods presented herein have been adjusted to reflect the reverse stock split.

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

Liquidity and Going Concern

Liquidity refers to our ability to meet anticipated cash and cash equivalents demands, including servicing debt, funding operations, maintaining assets, and covering other routine business expenses. Our primary cash outflows include interest repayments, operating costs, and general business expenditures. As of March 31, 2025, the Company does not have significant capital investment commitments.

Under Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, the Company is responsible for evaluating whether conditions or events raise substantial doubt about its ability to meet future financial obligations within one year of the financial statement issuance date. This evaluation involves two steps: (1) assessing whether conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, and (2) if substantial doubt is raised, evaluating whether the Company has plans to mitigate that doubt. Disclosures are required if substantial doubt exists or if the Company’s plans alleviate the substantial doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2025, the Company reported cash and cash equivalents of $931,397 and net working capital deficit of $6,723,895, compared to cash and cash equivalents of $2,324,647 and net working capital deficit of $983,833 as of December 31, 2024. The Company’s ability to continue as a going concern depends on its capacity to generate sufficient liquidity to meet financial obligations, including interest repayments under the senior secured note with PCCU (as defined below). The Company has an operating loss of $1,477,923 for the period ended March 31, 2025.

In the first quarter of 2025, the Company experienced a $315,583 decline in total operating expenses compared to the first quarter of 2024, driven by a significant reduction in compensation and employee benefits. However, this positive trend was more than offset by reductions in depository activity, loan interest income, and fee income, in addition to ongoing legal expenses related to shareholder and employee matters. These factors have negatively impacted the Company’s ability to effectively address the going concern uncertainties.

As a result, the Company may need to raise additional debt or equity financing to resolve these challenges. In the event of a default on the Amended PCCU debt, and if the Company is unable to cure the default within the 30-day grace period, the provisions of the debt agreement would allow PCCU to subjectively accelerate the debt and elect to exercise its security interest in all of the Company’s assets. While it is highly likely that the Company’s services would continue in such circumstances, a default would significantly impact the Company’s valuation.

As of March 31, 2025, our cash and cash equivalents amounted to $931,397, which management does not believe is sufficient to fund our operations and meet our obligations as they come due over the next 12 months, as the current funds are projected to support operations only through September 30, 2025. Additionally, the reported working capital deficit, excluding adjustments for non-cash activities, along with the uncertainty surrounding cash flows from operations, raises substantial significant doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. The Company is currently developing plans to address its liquidity needs, the probability of success of such plans is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, on April 7, 2025, the Company was notified by The Nasdaq Stock Market LLC (“Nasdaq”) that it no longer meets the continued listing requirements for the Nasdaq Capital Market due to a stockholders’ equity deficit of $12,288,014 as of December 31, 2024, which was below the required $2.5 million minimum stockholders’ equity. The Company has been granted 45 calendar days, until May 22, 2025, to submit a plan to regain compliance with Nasdaq’s listing requirements. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of this letter for the Company to meet the continued listing standards. The Company intends to timely submit a Compliance Plan to Nasdaq to regain compliance with the Shareholders’ Equity requirement. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future.

Management’s Plan Related to Going Concern

The Company has implemented several initiatives, to address these concerns, including implementing strategic partnerships to broaden its revenue base by providing additional financial services to cannabis operators, renegotiating its senior secured loan with PCCU, offering stock-based compensation in lieu of cash payments to attract and retain talent, and restructuring the Board of Directors’ compensation to better align with stock-based incentives. Additionally, the Company is actively engaged in discussions with various parties, including potential investors, lenders, and strategic partners, to explore financing options or other strategic transactions. While we are working diligently to secure additional financing, there can be no assurance that these efforts will be successful or that any financing will be obtained on terms favorable to us or at all. If we are unable to secure sufficient capital, we may need to curtail certain operations or pursue other strategic alternatives. We continue to closely monitor our cash flow on weekly basis and liquidity position and are taking steps to preserve cash. Management remains focused on executing our business plan while addressing these liquidity challenges in a timely manner.

PCCU is the holder of the Senior Secured Promissory Note, as disclosed in Note 9 of these unaudited condensed consolidated financial statements. As the holder of this note, PCCU has a security interest in all of the Company’s assets. In the event of default, which may reasonably occur due to the liquidity challenges described herein, PCCU may exercise its rights under this security interest.

CRB deposits are maintained with the Company’s contracted financial institutions; accordingly, the Company’s liquidity issues do not affect the security of these deposits. Furthermore, we do not anticipate any significant impact on the services provided to our CRB clients. The only foreseeable change would be a potential shift in the ownership of the Company’s underlying business operations.

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

Adopted Standards

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU requires public business entities to disclose in their annual rate reconciliation table additional categories of information about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This ASU is effective for fiscal years after December 15, 2024. Early adoption would be permitted. The Company has prospectively adopted this standard as of January 1, 2025, and the ASU has not had a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements. Since the Concept Statements are not considered authoritative and do not establish GAAP, the ASU eliminates references to these statements from the codification. The amendments are effective for public entities for fiscal years beginning after December 15, 2024, and for all other entities for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company has prospectively adopted this standard as of January 1, 2025, and the ASU has not had a material impact on the Company’s unaudited condensed consolidated financial statements.

Standards Pending to be Adopted

ASU 2024-03, Disaggregation of Income Statement Expenses, was issued in November 2024 and requires public business entities to disaggregate certain income statement expense captions in the footnotes of the financial statements. Specifically, entities must provide disclosures that separately present expenses related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion (including depreciation, depletion, and amortization for oil and gas producing activities). While this ASU does not change the presentation of expense captions on the face of the statement of operations, it requires detailed disclosures in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will adopt this ASU prospectively and does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). FASB is issued this update to clarify the effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment in this update applies to all public business entities but only potentially affects non-calendar year-end entities. The amendment in this update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of update is permitted. The Company will adopt this ASU prospectively and does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

The Company will continue to monitor the development of these standards and intends to adopt them in accordance with their respective effective dates. Additional disclosures will be provided in future filings as the Company finalizes its assessment of these standards’ impacts.

Note 3. Deferred consideration

On November 11, 2022, the Company entered into the first Amendment to the Merger Agreement with Rockview Digital Solutions, Inc. (“Abaca”) and other parties. The Merger Agreement included a $30 million payment through a mix of cash and stock, including $9 million in cash over three instalments and 105,000 Class A Common Stock, alongside deferred stock considerations based on a 10-day volume weighted average price (“VWAP”) formula.

A Second Amendment to the Merger Agreement, dated October 26, 2023, introduced deferred stock consideration of 291,792 shares of Class A Common Stock at a recalculated value of $40.00 per share. No changes were made to the cash payments. Additionally, a third-anniversary consideration of $1.5 million was introduced, payable in cash or stock at the Company’s discretion, along with the issuance of 250,000 stock warrants at $40.00 per share.

The adjustments and changes to deferred consideration have been valued and recorded according to ASC 815 in the Company’s unaudited condensed consolidated financial statements.

The change in the amount of deferred consideration from January 1, 2024, to March 31, 2025, is as follows:

	Cash Consideration	Third Anniversary Consideration Payment
January 1, 2024	$2,889,792	$810,000
Add: Fair value adjustment	126,551	(488,000)
December 31, 2024	$3,016,343	$322,000
Add: Fair value adjustment	-	(161,000)
March 31, 2025	$3,016,343	$161,000

On October 17, 2024, the Company caused a Complaint to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187 (Denver County District Court). On November 21, 2024, in connection with the Company’s request, the Company caused the $3,000,000 (the “Merger Payment”) to be deposited into the Denver County District Court’s registry so that it can be distributed in accordance with the terms of the Merger Agreement. On December 19, 2024, Daniel Roda, Gregory W. Ellis, and James R. Carroll caused an answer and counterclaim to be filed in response to the Company Complaint.

On November 20, 2024, the Company deposited $3,000,000 with the District Court of Denver, Colorado, for the court to determine the appropriate disbursement method to Abaca shareholders. This amount is recorded under “Other Current Assets” on the balance sheet.

On January 16, 2025, the Company filed a motion to dismiss all counterclaims filed against the Company.

On April 18, 2025, the District Court for the City and County of Denver, Colorado (i) dismissed Gregory W. Ellis as a counter-plaintiff and third-party plaintiff because Mr. Ellis lacked standing to bring any claim, and (ii) denied a third-party’s request to intervene in the litigation. The remainder of the case will proceed to the discovery phase of litigation.

Note 4. Goodwill and Finite-lived Intangible Assets

Goodwill

The Company’s goodwill was derived from the Abaca Merger, where the purchase price exceeded the fair value of the net identifiable assets acquired. Goodwill is tested for impairment at least annually, or more frequently if a triggering event occurs.

On December 31, 2024, the Company performed its annual goodwill impairment test in accordance with ASC 350. The assessment determined that the fair value of the asset group was below its carrying amount, leading to a full goodwill impairment charge of $6.06 million.

The Company recorded a full impairment of goodwill for the fiscal year ended December 31, 2024. As a result, no impairment charges have been recognized for the reporting three months ended March 31, 2025 and March 31, 2024.

Finite-lived intangible assets

The Company reviews its finite-lived intangible assets for impairment at least annually on December 31 unless any events or circumstances indicate it is more likely than not that the fair value of the finite-lived intangible assets is less than its carrying value.

In accordance with the Company’s established policy, an annual impairment review of finite-lived intangible assets was conducted on December 31, 2024. The recoverability test compared the sum of estimated undiscounted future cash flows of the asset group to its carrying amount. As the undiscounted cash flows were determined to be lower than the carrying amount, the Company performed a fair value assessment using a Discounted Cash Flow analysis. The results indicated that the fair value of the asset group was below its carrying amount, leading to full impairment charges of $0.05 million for market-related intangible assets, $0.05 million for customer relationships, and $2.99 million for developed technologies.

As of March 31, 2024, the Company did not perform an interim impairment assessment of its assets, as no triggering events were identified. Accordingly, no additional impairment charges were recognized during the reporting period.

For the three months ended March 31, 2024, the Company recognized amortization expenses of $2,540 for market-related intangible assets, $1,687 for customer relationships, and $152,628 for developed technologies.

The Company recorded a full impairment of market-related intangible assets, customer relationships, and developed technology for the fiscal year ended December 31, 2024. As a result, no amortization or impairment charges have been recognized for the reporting three months ended March 31, 2025.

Note 5. Loans Receivable

Commercial real estate loans receivable, net consist of the following:

	March 31, 2025	December 31, 2024
Commercial real estate loans receivable, gross	$388,944	$392,186
Allowance for credit losses	-	-
Commercial real estate loans receivable, net	388,944	392,186
Current portion	(13,580)	(13,332)
Noncurrent portion	$375,364	$378,854

Allowance for Credit Losses

The allowance for credit losses is maintained at a level believed to be sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the loan portfolio. The Company’s estimated the allowance for credit losses on the reporting date in accordance with the credit loss policy described in Note 2 to the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024.

The allowance for credit losses consists of the following activity for the three months ended March 31, 2025 and 2024:

Three months ended March 31,	2025	2024
Allowance for credit losses
Beginning balance	$-	$10,723
Charge-offs	-	-
Recoveries	-	-
Benefits	-	(1,642)
Ending balance	$-	$9,081

Loans receivable:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	388,944	401,564
	$388,944	$401,564
Allowance for credit losses:
Individually evaluated for impairment	$-	$-
Collectively evaluated for impairment	-	9,081
	$-	$9,081

As of March 31, 2025 and December 31, 2024, no loans were past due, or classified as non-accrual or considered impaired. Additionally, no loans were modified during the three months ended March 31, 2025, or 2024.

Credit Quality of Loans:

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks credit quality indicators based on the loan payment status on monthly basis. The Company continuously evaluates the credit quality of each loan by assessing the risk factors and assigning a risk rating based on a variety of factors. Risk factors include property type, geographic and local market dynamics, physical condition, projected cash flow, loan structure and exit plan, loan-to-value ratio, fixed charge coverage ratio, project sponsorship, and other factors deemed necessary. Based on a 10-point scale, the Company’s loans are rated “0” through “10,” from less risk to greater risk, which ratings are defined as follows:

Risk rating	Category	Description
0	Risk Free	Free of repayment risk. The loan is fully guaranteed by the full faith and backing of the US Government or entirely secured by cash controlled by SHF.
1	Highest Quality	High caliber loan with the lowest risk of default. Significant excess cash flow after debt service and moderate to low leverage.
2	Excellent	High quality loan that carry’s a low risk of default. Strong cash flow and relatively few negative individual risk factors.
3	Good	Loans with lower-than-average level of risk. Excess cash flow and other factors contributing to the overall low level of risk in the loan.
4	Average	Risk factors may be mixed with some negative and some positive aspects, but the overall rating will indicate an average level of risk.
5	Fair	Loans in this category have the maximum level of risk that can be accepted while still recommending a new loan for origination. The loan risk factors may contain multiple negative factors, but they are generally outweighed by the positive aspects of the loan.
6	Watch List	There is a temporary and curable condition resulting in a lower risk rating.
7	Special Mention	There is a potential weakness that may result in the deterioration of the prospect of repayment that are not temporary and may require additional collection or workout efforts.
8	Substandard	Loans in this category are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged and have well-defined weaknesses that jeopardize the liquidation of the debt with distinct possibility of loss. SHF may be required to advance additional funds to manage the loan. Escalated collection activities such as foreclosure have been scheduled with anticipated losses up to 20% of the outstanding balance.
9	Doubtful	Collection or liquidation in full highly questionable and improbable. Escalated collection activities such as foreclosure have commenced with anticipated losses from 20% to 50% of the outstanding balance.
10	Loss	Uncollectable loans. A complete write-off is imminent although a partial recovery may be affected in the future.

The carrying value of the Company’s loan, excluding the CECL reserve and based on the risk rating, is as follows:

Risk rating	March 31, 2025	December 31, 2024
6	$388,944	$392,186
Grand total	$388,944	$392,186

Note 6. Indemnification Liability

As of March 31, 2025 and December 31, 2024, the Company had no indemnified loans outstanding.

As discussed in Note 8 to the unaudited condensed consolidated financial statements, and pursuant to the PCCU CAA (as defined below), PCCU used to fund loans through a third-party vendor. SHF earned the associated interest and paid PCCU a loan hosting fee at an annual rate of 0.35% of the outstanding loan principal funded and serviced by PCCU, and 0.25% of the outstanding loan principal serviced by SHF. SHF had agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflected SHF management’s estimate of probable credit losses inherent under the agreement as of the balance sheet date.

As per the Amended PCCU CAA (as defined below), effective December 31, 2024, the Company no longer serves as a guarantor of credit losses to PCCU, accordingly reduced the indemnity liability on loans funded by PCCU to $0 at December 31, 2024.

The provision for credit losses (benefit) on the statements of operations consists of the following activity for the years ended March 31, 2025 and March 31, 2024:

	March 31, 2025			March 31, 2024
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Credit loss (benefit)	$-	$-	$-	$(1,642)	$(67,145)	$(68,787)

Note 7. Property and Equipment, Net

Property and equipment consist of the following:

	March 31, 2025	December 31, 2024
Equipment	$45,397	$45,397
Software	51,692	51,692
Improvements	71,635	71,635
Office furniture	215,504	215,504
	384,228	384,228
Less: accumulated depreciation and amortization	(382,515)	(381,074)
Property and equipment, net	$1,713	$3,154

Depreciation and amortization expense was $1,441 and $195,709 for the three months ended March 31, 2025, and 2024, respectively.

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

Commercial Alliance Agreement (the “PCC CAA”)

On March 29, 2023, the Company and PCCU entered into a PCCU CAA, which was subsequently amended and restated on December 31, 2024. This agreement sets forth the terms and conditions of lending and account-related services, governing the relationship between the Company and PCCU. The PCCU CAA outlined the application, underwriting, loan approval, and foreclosure processes for loans issued by PCCU to CRBs (as defined below), as well as the loan servicing and monitoring responsibilities of both parties.

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

Additionally, until December 31, 2024 the Company was obligated under the PCCU CAA to indemnify PCCU from certain default-related loan losses, as fully defined in the agreement.

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

The Amended PCCU CAA extends the term through December 31, 2028, with automatic renewals every two years unless terminated with 12 months’ notice.

The key modifications under the Amended PCCU CAA include several significant changes:

●	The indemnification obligations have been eliminated, meaning the Company is no longer required to indemnify PCCU for any loan-related losses under either the original or future agreements.

●	The prior fee structure has been replaced by an asset hosting fee structure. Previously, the Company paid various fees to PCCU, including per-account servicing, investment hosting, and loan servicing fees. Under the new structure, the Company will pay a fixed asset hosting fee calculated as 0.01 multiplied by the average daily balance of account relationships generated by the Company, divided by the number of days in the year, and multiplied by the number of days in the applicable month.

●	Provides the Company with all investment income earned on CRB funds invested on its behalf by PCCU, effectively eliminating the investment hosting fees that were previously payable.

●

The Company’s interest income on all loans with PCCU are now calculated using a loan yield allocation formula that incorporates the Constant Maturity US Treasury Rate from Standard & Poor’s Capital IQ data service, along with a proprietary risk rating formula to determine the fee split between the Company and PCCU. Before the amendment, the Company received the entire interest income from the loan and was responsible for paying loan servicing fees of 0.25% of the loan balance. The amendment removes the loan servicing fees and indemnification liability, while introducing the interest income split between the Company and PCCU.

●	There are penalties charged to the Company if it fails to maintain the agreed Loan-to-Share (LTS) Ratio. If the LTS Maximum (60%) is exceeded for over 90 days, the asset hosting fee increases from 1.00% to 1.10% of the average daily balance (ADB) until compliance is restored. If the LTS Minimum (27.5%) is breached, the Company must pay a quarterly adjustment fee based on the shortfall. Additionally, if the LTS Ratio exceeds 100% for 90 days, the Company incurs an interest charge at the Federal Funds Rate + 120 bps, calculated daily and paid monthly.

The schedule below illustrates the ratio of CRB-related loans funded by PCCU to the corresponding lending limits under the Amended PCCU CAA.:

	March 31, 2025	December 31, 2024
CRB related deposits	$103,326,396	$116,064,487
Capacity at 60%	61,995,838	69,638,692
PCCU net worth	63,661,697	82,400,677
Capacity at 1.3125	81,369,537	108,150,889
Limiting capacity	61,995,838	69,638,692
PCCU loans funded	55,585,488	56,794,446
Amounts available under lines of credit	1,291,518	1,131,708
Incremental capacity	$5,118,832	$11,712,538

As of March 31, 2025, the Company implemented an improvement to its reporting of business metrics. CRB related deposits historically was computed as of the date reported. As of March 31, 2025, CRB related deposits are being computed using a 30day average. As of December 31, 2024, the incremental capacity if reported using the 30 day average of CRB related deposits of $95,437,402, would have resulted in a shortfall of $663,713.

For the three months ended March 31, 2025, and 2024, the Company recognized revenue of $1,604,278 and $3,585,856, respectively, in the statements of operations related to the PCCU CAA and Amended PCCU CAA. Corresponding operating expenses under the PCCU CAA and Amended PCCU CAA amounted to $303,512 and $300,261 for the same periods, respectively.

The outstanding balances associated with the PCCU disclosed in the balance sheet are as follows:

	March 31, 2025	December 31, 2024
Accounts receivable	$634,076	$968,023
Accounts payable	157,828	75,608
Senior Secured Promissory Note (Refer to Note 9 to the financial statements below)	10,748,408	11,004,173

Of the $0.9 million and $2.3 million of cash and cash equivalents on March 31, 2025 and December 31, 2024, respectively, $0.8 million and $2.2 million of the cash and cash equivalents, respectively, were held in deposit accounts at PCCU.

Note 9. Senior Secured Promissory Note

	March 31, 2025	December 31, 2024
Senior Secured Promissory Note (current)	$-	$255,765
Senior Secured Promissory Note (long term)	10,748,408	10,748,408
	$10,748,408	$11,004,173

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

On January 29, 2025, the Company and PCCU agreed to a Letter Agreement to defer principal payments on the PCCU Note for February and March 2025, with interest payments continuing. On March 1, 2025, the Company entered into the Amended PCCU Note, replacing the original note dated March 29, 2023 and the letter agreement. The Amended PCCU Note has a principal balance of $10,748,408, accruing interest at 4.25% annually, with interest-only payments until January 5, 2027, and full repayment by October 5, 2030. The agreement maintains PCCU’s first-priority security interest and enforces a debt-service coverage ratio of 1.4 to 1.0.

The repayment schedule for the outstanding principal balance as on March 31, 2025, is as follows:

Year
2026	$-
2027	697,614
2028	790,592
2029	826,047
2030	8,434,155
Grand total	$10,748,408

Note 10. Leases

The Company has a non-cancellable operating lease for facility space, which qualifies for capitalization under FASB ASC 842, Leases. The lease has a remaining term of approximately 24 months and includes an option to extend for up to ten additional years; however, the extension option is not recognized as part of the right-of-use asset as it is not reasonably certain to be exercised. The Company has elected not to capitalize leases with terms of one year or less. As of March 31, 2025, and December 31, 2024, the net right-of-use asset recorded under the operating lease was $664,440 and $703,524, respectively, and the corresponding lease liability was $834,858 and $874,834, respectively.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the three months ended March 31, 2025 and March 31, 2024, included in Unaudited Condensed Consolidated Statements of Operations, is detailed in the table below:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Short-term lease cost	$61,006	$69,437
Total Lease Cost	$61,006	$69,437

	March 31, 2025	December 31, 2024
ROU asset that are related to lease properties are presented as follows:
Beginning balance	$703,524	$859,861
Additions to right-of-use asset	-	-
Amortization charge for the year	(39,084)	(156,337)
Lease modifications	-	-
Ending balance	$664,440	$703,524

Further information related to leases is as follows:
Weighted-average remaining lease term	2.12 Years	2.42 Years
Weighted-average discount rate	6.87%	6.87%

Future minimum lease payments as of March 31, 2025 and December 31, 2024 are as follows:

Year
2025	$163,534	$217,925
2026	222,275	222,275
2027	226,705	226,705
2028	231,216	231,216
2029	117,709	117,709
Total future minimum lease payments	$961,439	$1,015,830
Less: Imputed interest	126,581	140,996
Operating lease liabilities	$834,858	$874,834
Less: Current portion	165,842	161,952
Non-current portion of lease liability	$669,016	$712,882

Note 11. Revenue

Disaggregated revenue

Revenue by type are as follows:

	Three months ended March 31
	2025	2024
Account fee income	$1,072,465	$1,620,994
Loan interest income	540,222	1,636,756
Investment income	300,435	773,819
Safe Harbor Program income	19,230	19,230
Total Revenue	$1,932,352	$4,050,799

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

Loan interest income includes interest earned on both direct loans and loans under the PCCU CAA, which were indemnified until December 31, 2024. Following the elimination of the indemnification liability upon the execution of the amended PCCU CAA on December 31, 2024, the indemnified status was removed. Under the Amended PCCU CAA, the Company’s interest income on all loans with PCCU has been calculated using a loan yield allocation formula that incorporates the Constant Maturity US Treasury Rate from Standard & Poor’s Capital IQ data service, along with a proprietary risk rating formula to determine the fee split between the Company and PCCU.

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

Revenue from account fee income, loan interest income, investment income and Safe Harbor Program income is recognized over time. Payments for all revenue streams, except for Safe Harbor Program income, are collected on a monthly basis. Under the Safe Harbor Program, any difference between amounts collected and revenue recognized as of the reporting date is recorded as contract assets and contract liabilities. Refunds are applicable only to account fees collected from customers and are granted as part of the ongoing business relationship with the customer.

During the three months ended March 31, 2025, PCCU’s contributions to the Company’s revenues included $1,068,430 from deposits, activities, and client onboarding, $292,436 from investment income, and $540,222 from loan interest income. The associated expenses for these revenues were $472,635 for account hosting, in accordance with the amended PCCU CAA, classified as “General and Administrative Expenses” in the Unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2024, PCCU’s contributions to the Company’s revenues included $1,217,675 from deposits, activities, and client onboarding, $731,425 from investment income, and $1,636,756 from loan interest income. The related expenses for these revenue streams were $104,259 for account hosting, $160,101 for investment hosting fees, and $35,901 for loan servicing fees, classified as “General and Administrative Expenses” in the Unaudited Condensed Consolidated Statements of Operations.

Note 12. Commitments and Contingencies

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

NASDAQ Listing Compliance

On April 7, 2025, the Company received a notice from Nasdaq indicating that it no longer meets the continued listing requirements for the Nasdaq Capital Market. Specifically, the Company’s stockholders’ equity as of December 31, 2024 was a deficit of $12,288,014, which is below the minimum required stockholders’ equity of $2.5 million as stipulated by Nasdaq’s Listing Rule 5550(b)(1). As a result, the Company does not comply with the Nasdaq Capital Market continued listing standards. Furthermore, the Company does not meet the alternative criteria for continued listing, which are based on the market value of listed securities or net income from continuing operations.

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

Abaca legal case in Denver

On October 17, 2024, the Company caused a Complaint to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187 (Denver County District Court). On November 21, 2024, in connection with the Company’s request, the Company caused the Merger Payment to be deposited into the Denver County District Court’s registry so that it can be distributed in accordance with the terms of the Merger Agreement. The Merger Payment has already been accounted for in the working capital deficit disclosed in the Liquidity and Going Concern section. On December 19, 2024, Daniel Roda, Gregory W. Ellis, and James R. Carroll caused an answer and counterclaim to be filed in response to the Company Complaint. For additional details, please refer to the section titled “Abaca legal case in Denver” in the Recent Updates of the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024, NOTE 3 – DEFERRED COMPENSATION to the Company’s consolidated financial statements in this Form 10-Q and the Company’s Current Reports on Form 8-K filed with the SEC on October 18, 2024 and December 19, 2024.

Given the uncertainty of legal proceedings, the Company will continue to monitor the litigation and assess any potential financial impact in accordance with ASC 450, Contingencies. At this time, no loss contingency has been recorded, as the potential impact cannot be reasonably estimated.

Subsequent to the close of the quarter, the Company made an offer to settle an employment related legal matter for $300,000 in shares and cash. An accrual for such amount is included in “Accrued expenses” on the balance sheet and included as a component of “Professional services” in the statement of operations. At this time the counterparty has not accepted or rejected this settlement offer.

Note 13. Earnings Per Share

Basic net income per common share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted earnings per share calculation, the Company uses the “if-converted” method for preferred stock and convertible debt and the “treasury stock” method for Warrants and Options.

For the three months ended March 31	2025	2024
Net (loss)/profit	$(313,627)	$2,049,676
Weighted average shares outstanding – basic	2,786,538	2,760,680
Basic net (loss)/earnings per share	$(0.11)	$0.74
Weighted average shares outstanding – diluted	2,786,538	2,813,404
Diluted net (loss)/earnings per share	$(0.11)	$0.73

	Three months ended
Weighted average shares calculation – basic	March 31, 2025	March 31, 2024
Company public shares	196,330	196,330
Company initial stockholders	170,159	170,159
PCCU stockholders	1,129,307	1,129,307
Issuance of Equity for Marketing Services	12,116	-
Shares issued for Abaca acquisition	396,790	396,790
Restricted stock units issued	68,276	65,404
Conversion of Preferred stock	813,560	802,690
Grand total	2,786,538	2,760,680

	Three months ended
Weighted average shares calculation - diluted	March 31, 2025	March 31, 2024
Shares used in computation of basic earnings per share	2,786,538	2,760,680
Shares to be issued to Abaca shareholders	-	37,500
Share based payments	-	10,783
Conversion of preferred stock	-	4,441
Grand total	2,786,538	2,813,404

Certain share-based equity awards and warrants were excluded from the computation of dilutive earnings per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded.

	Three months ended
	March 31, 2025	March 31, 2024
Shares to be issued to Abaca shareholders	37,500	-
Share based payments	3,312	-
Conversion of preferred stock	4,440	-
Warrants	601,829	639,329
Share-based payments	211,512	124,987
Grand total	858,593	764,316

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

At the maturity of the FPA, on September 28, 2025, the parties will receive the value of their shares multiplied by the Forward Price. The Forward Price is the Redemption Price, as defined in Section 9.2(a) of the Counterparty’s Amended and Restated Certificate of Incorporation, filed by the Counterparty with the Secretary of State of the State of Delaware on June 21, 2021. The FPA holders will also receive an additional amount in cash or shares, at the Company’s discretion.

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

Following a price reset in 2022 to $25 per share, the FPA receivable was reduced from $37.9 million to $4.6 million. During the three months ended March 31, 2025, the Company reclassified the entire value of the forward purchase receivable to additional paid-in capital, as certain conditions preventing its classification as equity were overcome.

The reconciliation statement of the Class A Common Stock held by the parties is as follows:

	Vellar		Midtown East		Verdun		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
As on December 31, 2024	48,560	1,214,005	75,896	1,897,405	58,912	1,472,811	183,368	4,584,221
Less: Shares sold during the three months ended March 31, 2025	-	-	-	-	-	-	-	-
Less: Reclassification to additional paid-in capital during the three months ended March 31, 2025	-	(1,214,005)	-	(1,897,405)	-	(1,472,811)	-	(4,584,221)
Grand total	48,560	-	75,896	-	58,912	-	183,368	-

Note 15. Warrant Liabilities

Public and Private Placement Warrants

As of March 31, 2025, and December 31, 2024, the Company has 287,500 public warrants and 13,205 private placement warrants, each with an adjusted exercise price of $230.

The public and private placement warrants may only be exercised for a whole number of Class A Common Stock.

The public and private placement warrants exercisable on September 28, 2022, the date of the Business Combination and will expire on September 28, 2027, or earlier upon redemption or liquidation.

No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

Redemption of warrants become effective when the price per share of Class A Common Stock equals or exceeds $360.00. Once the warrants become redeemable, the Company may redeem the warrants:

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

PIPE Warrants

As of March 31, 2025 and December 31, 2024, the Company had 51,125 PIPE Warrants, as referenced in Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2022.

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

Abaca Warrants

As of March 31, 2025, and December 31, 2024, the Company had issued 250,000 Abaca warrants, as referenced in Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2023.

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

Third Anniversary Payment Consideration:

Third anniversary payment consideration are recorded at fair value on a recurring basis. The Company values these derivatives based on third party reports for Level 3 inputs. Level 3 inputs are based on unobservable data period. The Company values these derivatives based on third party reports for Level 3 inputs. Level 3 inputs are based on unobservable data derived from the Monte Carlo Simulation model.

Forward Purchase Option Derivatives:

Forward purchase option derivatives are recorded at fair value on a recurring basis. In 2022, the Company values these derivatives based on third party reports for Level 3 inputs. Since 2022, no significant risk factors such as volatility, expected term, reset price, or any other changes have been observed to impact the values of forward purchase option derivatives. As a result, the Company has maintained the same value for the three months ended March 31, 2025.

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
PIPE warrants	$7,594	-	7,594	$79,512	-	79,512
Public warrants	$7,044	7,044	-	$246,445	246,445	-
Private placement warrants	$522	-	522	$9,632	-	9,632
Abaca warrant	$229,248	-	229,248	$1,024,900	-	1,024,900
Forward purchase derivative liability	$7,309,580	-	7,309,580	$7,309,580	-	7,309,580
Third anniversary payment consideration	$161,000	-	161,000	$322,000	-	322,000

Assets Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily comprises of property, plant and equipment, right-to-use asset, finite lived intangible assets and goodwill. The Company does not record these at fair value on a recurring basis, however, the carrying value of the assets may be reduced to fair value when the Company determines that impairment has occurred.

There were no assets or liabilities recorded at fair value on a nonrecurring basis for the three months ended March 31, 2025 and March 31, 2024.

Fair Value of Financial Instruments

The Company uses various methodologies and assumptions to estimate the fair value of certain financial instruments. With the exceptions of loans receivable, warrants and forward purchase option derivatives, the Company considers the carrying amounts of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) in the balance sheet to approximate fair value because of the short-term or highly liquid nature of these financial instruments.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on March 31, 2025
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$931,397	$931,397	$931,397	$-	$-
Loans	357,310	359,505	-	-	359,505
Liabilities
Deferred consideration	3,016,343	3,016,343	3,016,343	-	-
Senior Secured Promissory note	10,748,408	10,221,652	-	-	10,221,652
Public warrants	7,045	7,045	7,045	-	-
Private placement warrants	522	522	-	-	522
PIPE Warrants	7,594	7,594	-	-	7,594
Abaca Warrants	229,248	229,248	-	-	229,248
Third anniversary payment consideration	161,000	161,000	-	-	161,000
Forward purchase derivative	7,309,580	7,09,580	-	-	7,309,580

	As on December 31, 2024
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,324,647	$2,324,647	$2,324,647	$-	$-
Forward purchase receivables	4,584,221	4,584,221	-	4,584,221	-
Loans	360,552	359,505	-	-	359,505
Liabilities
Deferred consideration	3,016,343	3,016,343	3,016,343	-	-
Senior Secured Promissory note	11,004,173	10,221,652	-	-	10,221,652
Public warrants	246,447	246,447	246,447	-	-
Private placement warrants	9,632	9,632	-	-	9,632
PIPE Warrants	79,512	79,512	-	-	79,512
Abaca Warrants	1,024,900	1,024,900	-	-	1,024,900
Third anniversary payment consideration	322,000	322,000	-	-	322,000
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

The change in the assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value are presented in the following table:

	For the three months ended March 31, 2025
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance at the beginning of the period	$79,512	$1,024,900	$9,632	$322,000	$7,309,580

Fair value adjustment	(71,918)	(795,652)	(9,110)	(161,000)	-
Balance at the end of the period	$7,594	$229,248	$522	$161,000	$7,309,580

	For the Year ended December 31, 2024
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance at the beginning of the period	$273,124	$3,384,085	$25,070	$810,000	$7,309,580

Fair value adjustment	(193,612)	(2,359,185)	(15,438)	(488,000)	-
Balance at the end of the period	$79,512	1,024,900	9,632	$322,000	$7,309,580

As of March 31, 2025 and on December 31, 2024, the valuation of private placement warrants, PIPE warrants, and Abaca warrants was carried out using the Black-Scholes model, while the fair value of the Abaca third anniversary payment consideration was determined using the Black Scholes Merton Option pricing model. As of March 31, 2025 and December 31, 2024, these warrants were valued using Level 3 inputs.

As of March 31, 2025, the Company evaluated the fair value of its FPA derivative using a Monte Carlo Simulation within a risk-neutral framework, a method derived from the Income Approach, based on calculations from December 31, 2022. During the three months ended March 31, 2025, and the year ended December 31, 2024, there were no significant changes in risk factors, such as volatility, expected term, and reset price, that would impact the valuation of the FPA derivative. The Company will continue to monitor the fair value of the forward option derivative each reporting period, with any necessary adjustments recorded in the Statements of Operations.

During the three months ended March 31, 2025, and March 31, 2024, there were no changes in the classification of financial instruments within Level 2 and Level 3 of the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants, public warrants, third anniversary payment consideration and Abaca warrants as of their measurement dates:

	March 31, 2025			December 31, 2024
	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants
Exercise price	$100.00	230.00	-	40.00	$100.00	230.00	-	40.00
Share Price	$4.29	4.29	4.29	4.29	$9.00	9.00	9.00	9.00
Expected term (years)	2.49	2.49	0.51	3.57	2.74	2.74	0.76	3.84
Volatility	91.92%	91.92%	91.92%	91.92%	103.00%	103.00%	103.00%	103.00%
Risk-free rate	3.89%	3.89%	3.89%	3.94%	4.26%	4.26%	4.26%	4.33%

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the forward purchase derivatives as of their measurement dates on March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Reset Price	$25.00	$25.00
Expected term (years)	0.49	0.74
Additional Maturity Consideration per share	$40.00	$40.00
Volatility	46%	46%
Risk-free rate	4.20%	4.2%
Risk-adjusted discount rate	13.40%	13.4%

Note 17. Tax

For the three months ended March 31, 2025, the Company recorded income tax expense of $0.00 for continuing operations. The effective tax rate of 0.00% for the three months ended March 31, 2025 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of permanent differences and a valuation allowance, net of the federal benefit. The Company has net deferred tax assets of $0 and $0 as of December 31, 2024 and March 31, 2025, respectively. The Company has deferred tax assets totaling $44.35 million. A full valuation allowance was established on these assets as of December 31, 2024, following an evaluation of the Company’s ability to utilize these assets before their expiration dates.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both December 31, 2024 and March 31, 2025, the Company has no unrecognized income tax benefits.

Note 18. 401(k) Plan

The Company offers to all employees a tax-qualified retirement contribution plan, with the Company’s 100% matching contribution up to 4% of a participant’s eligible compensation. The Company’s consolidated matching contributions for the three months ended March 31, 2025, amounted to $28,371, and March 31, 2024, amounted to $35,233, respectively.

Note 19. Stockholders’ (Deficit) Equity

On January 28, 2025, the Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-20 shares, which reverse stock split became effective on March 14, 2025.

Preferred Stock

The Company is authorized to issue 1,250,000 shares of preferred stock, with a par value of $0.0001 per share, with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2025, there were 111 shares of Class A Preferred Stock issued and outstanding, and there were 111 shares of Class A Preferred Stock issued and outstanding on December 31, 2024. The holders of preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal (on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Class A Common Stock when, as and if such dividends are paid on shares of the Class A Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $10.00 per share of Class A Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Class A Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Class A Common Stock for the prior five trading days and (ii) $50.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Class A Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price. Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders, the stockholders approved a reduction in the floor conversion price of the outstanding preferred stock from $40.00 per share to $25.00 per share.

Common Stock

The Company is authorized to issue up to 130,000,000 shares of Class A Common Stock, with a par value of $.0001 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 2,786,538 and 2,783,667 shares of Class A Common Stock issued and outstanding, respectively. As of March 31, 2025 and December 31, 2024, 183,369 Class A Common Stock are held by the purchasers under Forward Purchase Agreement dated June 16, 2022, by and among the Company and such purchasers.

2022 Equity Incentive Plan

Share-based compensation expense recognized in the three months ended March 31, 2025 and March 31, 2024 totaled $249,239 and $612,124, respectively.

The 2022 Equity Incentive Plan was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025, a total of 351,857 shares of common stock were authorized for issuance under the Company’s equity incentive plan, of which 53,658 shares remained available for future issuance.

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

The assumptions used to determine the fair value of options granted in the three months ended March 31, 2025 using the Black-Scholes-Merton model are as follows:

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

A summary of the Company’s stock option activities and related information for the three months ended March 31, 2025 is as follows:

Stock Option	No. of Stock Option	Weighted-Average Grant Date Fair Value Per Stock Option	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2025	105,090	$98.55	0.65
Granted	127,153	3.40	1.26
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(20,731)	(69.07)	-
March 31, 2025	211,512	$44.24	0.93

A summary of the Company’s stock option activities and related information for the year ended December 31, 2024 is as follows:

Stock Option	No. of Stock Option	Weighted-Average Grant Date Fair Value Per Stock Option	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2024	114,301	$108.62	1.65
Granted	-	-	-
Exercised	-	-
Expired	-	-	-
Cancelled / Forfeited	(9,211)	(76.60)	-
December 31, 2024	105,090	$98.55	0.65

The following options were outstanding at their respective exercise price:

Exercise price options outstanding	March 31, 2025	December 31, 2024
$8.00	45,757	-
$9.68	81,396	-
$31.20	15,034	18,265
$51.60	17,500	17,500
$80.00	6,825	6,825
$133.40	45,000	62,500
Total	211,512	105,090

As of March 31, 2025, there was $499,035 of unrecognized share-based compensation expense related to stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately one years based on vesting under the award service conditions.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the three months ended March 31, 2025 is as follows:

Restricted Stock Units	No. of RSU	Weighted-Average Grant Date Fair Value Per RSU	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2025	8,583	$26.20	1.00
Granted	-	-	-
Vested	(4,292)	26.20	-
Expired		-
Cancelled / Forfeited	(980)	-	-
March 31, 2025	3,311	$26.20	0.75

A summary of the Company’s RSU activities and related information for the year ended December 31, 2024 is as follows:

Restricted Stock Units	No. of RSU	Weighted-Average Grant Date Fair Value Per RSU	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2024	16,175	$26.20	2.00
Granted	-	-	-
Vested	(5,392)	26.20	-
Expired	-	-
Cancelled / Forfeited	(2,200)	26.20	-
December 31, 2024	8,583	$26.20	1.00

The following RSU were outstanding at their respective vest price:

Vest price RSU outstanding	March 31, 2025	December 31, 2024
$26.20	3,311	8,583
Total	3,311	8,583

As of March 31, 2025, there was $65,613 of unrecognized share-based compensation expense related to RSU. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately nine months based on vesting under the award service conditions.

Note 20. Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2025 through the date the unaudited condensed consolidated financial statements were issued. Except as disclosed in the unaudited condensed consolidated financial statements previously and items below, there are no other events to report:

On April 28, 2025, James H. Dennedy, Chief Financial Officer of the Company, informed the Company of his intention to resign from his position, effective June 6, 2025. Mr. Dennedy will remain with the Company until the Resignation Date to assist with the transition of his responsibilities. The Company plans to conduct an executive search for a new Chief Financial Officer. In the interim, the Board of Directors has appointed Terrance Mendez, Chief Executive Officer of the Company, as interim Chief Financial Officer, effective as of the Resignation Date.

On May 2, 2025, Karl Racine informed the Company of his decision to resign from his role as a director and as a member of the Board of Directors’ Nomination and Governance Committee, effective immediately. Mr. Racine’s resignation was due to personal reasons and was not a result of any disagreement with the Company concerning its operations, policies, or practices.

On May 2, 2025, the Board of Directors appointed Francis A. Braun III as a Class I director. Mr. Braun will receive compensation for his Board and committee service in accordance with the Company’s outside director compensation program, prorated for any partial years of service. Also, effective from May 21, 2025, Mr. Braun will begin serving as the audit committee chair.

On May 15, 2025, Jennifer Meyers notified the Company of her decision to resign from her position as a director of the Company effective immediately. Ms. Meyers’ resignation from the Company was for personal reasons and is not a result of any disagreement with the Company on any matter relating to the operations, policies or practices of the Company.

On May 15, 2025, Douglas Fagan notified the Company of his decision to resign from his position as a director of the Company effective immediately. Mr. Fagan’s resignation from the Company was for personal reasons and is not a result of any disagreement with the Company on any matter relating to the operations, policies or practices of the Company.

On May 16, 2025, Jonathan Summers informed the Company of his decision to not stand for re-election as a director of the Company. As a result, Mr. Summers’ term as an independent director will end at the next Annual Meeting of the Company’s stockholders. Mr. Summers’ decision to not stand for re-election was for personal reasons and is not a result of any disagreement with the Company on any matter relating to the operations, policies or practices of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this section to “we,” “us,” “our,” “SHF” or the “Company” refer to SHF Holdings, Inc. References to “management” refer to our officers and board of managers. The following discussion and analysis of our financial performance and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements included elsewhere in this Form 10-Q This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

To ensure access to consistent and dependable banking access to CRBs, we provide our compliance, validation and monitoring services to financial institutions in a compliance driven environment ensuring strict adherence to the Bank Secrecy Act/FinCEN guidance and related anti money laundering provisions. Since inception, the Company has assisted in the processing of approximately $25.6 billion in cannabis related depository funds. Through its relationship with its financial institution clients, the Company has successfully navigated over 16 state and federal banking exams.

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

The Company reports provisions for credit losses on internally funded and indemnified loans. Prior to December 31, 2024, the Company indemnified PCCU against losses on sourced loans. With effect from the Amended PCCU CAA, the indemnification obligation ceased on December 31, 2024.

Other general and administrative expenses consist of various miscellaneous items including account hosting fees, insurance expense, advertising and marketing, travel meals and entertainment and other office and operating expense.

Discussion of our Results of Operations —March 31, 2025 Compared to March 31, 2024 (Three months ended)

Revenue

Three months Ended March 31,	2025	2024	Change ($)	Change (%)
Account fee income	$1,072,465	$1,620,994	$(548,529)	(33.84)%
Safe Harbor Program income	19,230	19,230	-	-
Investment income	300,435	773,819	(473,384)	(61.18)%
Loan interest income	540,222	1,636,756	(1,096,534)	(66.99)%
Total Revenue	$1,932,352	$4,050,799	$(2,118,447)	(52.30)%

Account fee income consists of deposit account fees, activity fees and onboarding income. We receive a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis. The decrease in account fee income was primarily attributable to the previously disclosed reduction in the average monthly ending deposit balance.

The reconciliation of account fee income and account hosting fees are as follows:

Account fee income:

Three months Ended March 31,	2025	2024	Change ($)	Change (%)
PCCU	$756,427	$1,183,415	$(426,988)	(36.08)%
Central Bank	-	276,334	(276,334)	(100.00)%
Pacific Valley Bank	20,394	7,598	12,796	168.41%
Five Star Bank	(16,389)	119,262	(135,651)	(113.74)%
Others	312,033	34,385	277,648	807.47%
Total account fee income	$1,072,465	$1,620,994	$(548,529)	(33.84)%

Account hosting fees:

Three months Ended March 31,	2025	2024	Change ($)	Change (%)
PCCU	$303,512	$104,259	$199,253	191.11%
Pacific Valley Bank	7,618	1,280	6,338	495.16%
Five Star Bank	(2,795)	16,292	(19,087)	(117.16)%
Total account hosting fees	$308,335	$121,831	$186,504	153.08%

Account hosting fees increased in the first quarter of 2025 compared to 2024, primarily due to a change in the method used to calculate charges paid to PCCU for hosting CRB accounts. In 2024, PCCU charged a monthly per-account fee ranging from $25.32 to $27.85 for accounts hosted on their platform. In contrast, under the Amended CAA in 2025, the Company pays PCCU a fixed asset hosting fee calculated as 0.01 multiplied by the average daily balance of account relationships generated by the Company, divided by the number of days in the year, and then multiplied by the number of days in the applicable month.

The Company provides similar account services and outsourced support to other financial institutions that offer banking services to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement.

Investment income

Our financial institution pay us interest on daily account balances as per the rates outlined in the agreements. The decrease in investment income was primarily attributable to the reduction average daily deposit balances.

In 2024, under the terms of the PCCU CAA, the Company paid a hosting fee equal to 25% of the investment income generated from PCCU-related funds. For the three months ended March 31, 2024, PCCU’s contribution to investment income totaled $773,819, resulting in $160,101 in investment hosting fees. These fees were recorded under “General and Administrative Expenses” in the unaudited condensed consolidated statements of operations.

In contrast, under the Amended PCCU CAA effective on December 31, 2024, the Company is no longer required to pay hosting fees to PCCU. For the three months ended March 31, 2025, PCCU’s contribution to investment income was $292,436.

Loan interest income

Loan interest income includes interest earned from both direct loans and those issued under the PCCU CAA, which were indemnified by the Company through December 31, 2024. Upon the execution of the Amended PCCU CAA on December 31, 2024, the indemnification liability was eliminated, and the indemnified status of these loans was removed.

The majority of the Company’s loan portfolio consists of CRB loans originated by PCCU and primarily serviced by SHF. Under the original PCCU CAA in 2024, the Company received 100% of the loan interest income associated with these loans and was obligated to pay PCCU a servicing fee equal to 0.25% of the outstanding loan balance.

Effective December 31, 2024, the Amended PCCU CAA eliminated the Company’s role as guarantor, thereby removing the 100% indemnity liability. Additionally, under the amended agreement, the method for calculating loan interest income was revised, and loan service fees were eliminated. The new loan yield allocation formula factors in the Constant Maturity U.S. Treasury Rate and a proprietary risk rating to determine the interest income split for each loan.

The reduction in loan interest income for the period is mainly attributed to the implementation of the new formula and the removal of the indemnification structure. According to the Amended CAA, the Company’s interest income on all loans with PCCU is now calculated using a loan yield allocation formula. This formula takes into account the Constant Maturity US Treasury Rate from Standard & Poor’s Capital IQ data service, along with a proprietary risk rating formula to determine the fee split between the Company and PCCU. Prior to the amendment, the Company retained the full interest income from the loans and was responsible for paying loan servicing fees of 0.25% of the loan balance. The amendment eliminates both the loan servicing fees and indemnification liability, while introducing the new interest income split between the Company and PCCU.

For the three months ended March 31, 2025, the Company recognized $540,222 in loan interest income attributable to PCCU activities. In comparison, for the three months ended March 31, 2024, the Company recognized $1,636,756 in loan interest income from the same activities. Related expenses for the 2024 period included $35,901 in loan servicing fees, in accordance with the PCCU CAA, which were reported under ‘General and Administrative Expenses’ in the Unaudited Condensed Consolidated Statements of Operations.

Operating expenses

Three months Ended March 31,	2025	2024	Change ($)	Change (%)
Compensation and employee benefits	$1,342,261	$2,280,038	$(937,777)	(41.13)%
General and administrative expenses	990,826	984,220	6,606	0.67%
Professional services	1,016,182	460,950	555,232	120.45%
Rent expense	61,006	69,437	(8,431)	(12.14)%
Credit loss (benefit) expense	-	(68,787)	68,787	(100.00)%
Total Operating Expenses	$3,410,275	$3,725,858	$(315,583)	(8.47)%

In three months ended March 31, 2025, we reduced expenses by $315,583 which is a 8.47% reduction in expenses compared to three months ended March 31, 2024.

Compensation and employee benefits expenses decreased primarily due to previously reported reductions in work force and the related reduction in stock-based compensation of $432,885. Restructuring efforts are ongoing as we continue to optimize our talent portfolio.

General and administrative expenses include changes across various categories, both increases and decreases, as follows (i) A decrease of $160,101 in investment hosting fees due to the elimination of such fees under the Amended PCCU agreement; (ii) An increase of $199,253 in account hosting fees in accordance with the Amended PCCU; (iii) A decrease of $156,855 in amortization and depreciation expenses; and (iv) Advertising and marketing expenses increased by $100,831, primarily driven by the amortization of $100,000 in stock-based compensation issued to a vendor.

The increase in professional services expenses was mainly driven by higher legal fees associated with ongoing litigation, including a $300,000 accrual for the settlement of an employment related legal matter.

The indemnity liability was eliminated from the Balance Sheet as of December 31, 2024, due to the Amended PCCU CAA, which led to the complete reversal of the liability under the ‘credit loss (benefit) expense.’ Please refer to the “Amended and Restated CAA with PCCU” section in the Recent Updates of the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024.

Other (income) /expenses

Three months ended March 31,	2025	2024	Change ($)	Change(%)
Change in the fair value of deferred consideration	$(161,000)	$(184,535)	$23,535	(12.75)%
Interest expense	112,786	154,172	(41,386)	(26.84)%
Change in fair value of warrant liabilities	(1,116,082)	(1,255,487)	139,405	(11.10)%
	$(1,164,296)	$(1,285,850)	$121,554	(9.45)%

The deferred consideration from the Abaca acquisition is classified as a derivative liability under ASC 815 and recorded at fair value, with periodic adjustments. Its value fluctuates based on factors such as the Company’s stock price, market volatility, risk-free interest rates, and amendments to the agreement. For the three months ending March 31, 2025, the fair value of deferred consideration decreased by $161,000 from its balance as of December 31, 2024. This reduction was due to a decline in the fair value adjustment on the stock and cash consideration payable to the Abaca shareholders, which affected the fair value of the third anniversary payment.

Interest expense for the three months ended March 31, 2025, primarily relates to the Senior Secured Promissory Note. Compared to the prior period, interest expense decreased by $41,386, largely due to a reduction in the principal balance outstanding during each reporting period.

The Company has warrant liabilities related to Public, Private Placement, PIPE, and Abaca Warrants, which may be settled in cash or stock depending on conditions such as stock price or registration status. These warrants are accounted for as derivative liabilities due to their contingent nature. The liabilities are subject to adjustments based on terms and stock performance. The change in the fair value of warrant liabilities by $1,116,082 from December 31, 2024 was attributable to the decrease in the share price.

Income taxes

Three months ended March 31,	2025	2024	Change ($)	Change (%)
Income tax expense (benefit), net	$-	$438,885	$(438,885)	(100.00)%
	$-	$438,885	$(438,885)	(100.00)%

For the three months ended March 31, 2025, the provision for income taxes is $0, principally due to the recognition of a valuation allowance in the year ended December 31, 2024, as it is more likely than not that the deferred tax assets cannot be realized.

Key Metrics

In addition to the measures presented in our unaudited condensed consolidated financial statements, our management regularly monitors certain measures in the operation of our business. These key metrics are discussed below.

Non-GAAP Financial Measures

In addition to financial measures presented in accordance with accounting principles generally accepted in the United States of America (GAAP), this document contains non-GAAP financial measures where management believes it to be helpful in understanding our results of operations or financial position. Where non-GAAP financial measures are used, the comparable GAAP financial measure, as well as the reconciliation to the comparable GAAP financial measure, can be found herein.

Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed EBITDA and Adjusted EBITDA, both of which are non-GAAP financial measures that we calculate as net profit before taxes and depreciation and amortization expense in the case of EBITDA and further adjusted to exclude non-cash, unusual and/or infrequent costs in the case of Adjusted EBITDA. Below we have provided a reconciliation of net profit (the most directly comparable GAAP financial measure) to EBITDA and from EBITDA to Adjusted EBITDA.

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

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net profit and our other GAAP results.

A reconciliation of net profit to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three months Ended March 31,
	2025	2024
Net (loss)/income	$(313,627)	$2,049,676
Interest expense	112,786	154,172
Depreciation and amortization	1,441	195,709
Provision (benefit) for income taxes	-	(438,885)
EBITDA	(199,400)	1,960,672

Other adjustments –
Credit loss (benefit) expense	-	(68,787)
Change in the fair value of warrants and forward purchase derivatives	(1,116,082)	(1,255,487)
Change in the fair value of deferred consideration	(161,000)	(184,535)
Deferred loan origination fees and costs	-	23,373
Stock based compensation	249,239	612,124
Adjusted EBITDA	$(1,227,243)	$1,087,360

For the three months ended March 31, 2025, our adjusted EBITDA declined primarily due to a decrease in account loan interest income resulting from the revised calculation methodology under the Amended PCCU CAA, lower investment income driven by a reduction in the average daily deposit balance, and higher asset hosting fees and professional expenses. These factors contributing to our financial performance are further discussed in the “Discussion of our Results of Operations” section above. In 2024, the other adjustments include estimated future credit losses not yet realized, including amounts indemnified to PCCU for loans funded by them. The Company entered into the PCCU CAA with PCCU, under which it agreed to indemnify PCCU for claims related to CRB activities, including loan default-related losses for loans funded by PCCU. This agreement was subsequently amended and restated, effective December 31, 2024, to eliminate the Company’s indemnification liability. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

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

Account fees per average active accounts managed

Currently a significant amount of our fees is generated from active accounts and account activity. As a result, we monitor account openings and closings on a daily, weekly and monthly basis. We strive to meet the appropriate balance between depository balances and fees and therefore review account fees per average number of active accounts managed.

Three Months Ended March 31,		2025	2024	Change	Change (%)
Average monthly ending deposit balance	(1)	$97,023,799	135,467,105	(38,443,306)	(28.38)%
Account fees	(2)	$882,840	1,303,133	(420,293)	(32.25)%
Average active accounts	(3)	782	744	38	5.11%
Average account balance	(4)	$124,071	181,998	(57,927)	(31.83)%
Average fees per account	(4)	$1,129	1,751	(622)	(35.52)%

(1)	Represents the average of the ending account balances for each of the three months therein
(2)	Reported account activity fee revenue
(3)	Represents the average of ending active accounts for each of the three months therein
(4)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

For the three months ended March 31, 2025, there was an increase in the average number of accounts; however, the average monthly balance and fees declined due to a reduction in high value accounts compared to the three months ended March 31, 2024. The Company is focused on expanding its client base through various strategic partnerships, which is expected to drive growth in both account balances and fees in the upcoming quarters.

Financial Condition

Cash and cash equivalents

Cash and cash equivalents totaled $931,397 and $2,324,647 as of March 31, 2025 and December 31, 2024, respectively.

Cash flows

For the three months ended March 31, 2025, the Company used $1,140,730 in cash for operating activities, compared to $1,475,123 generated during the same period in 2024. The decline in operating cash flow was primarily driven by a decrease in revenue and the payment of trade payables.

For the three months ended March 31, 2025, the Company generated $3,245 in cash from investing activities, compared to $3,014 during the same period in 2024. This change is attributed to the loan receivable repayment schedule serviced by the Company.

For the three months ended March 31, 2025, the Company used $255,765 in cash for financing activities, compared to $740,544 in the corresponding period of 2024. This decrease was primarily due to higher principal repayments on the senior secured promissory note in 2024. In the first quarter of 2025, the Company and PCCU entered into a Letter Agreement to defer principal payments on the PCCU Note for February and March 2025, while continuing interest payments. Subsequently, the Company executed the Amended PCCU Note, which replaced the original note dated March 29, 2023, and the Letter Agreement. The amended note includes a deferral of principal payments until February 5, 2027.

Contract assets and liabilities

Deferred revenue is primarily related to contract liabilities associated with the Company agreements. As of March 31, 2025, SHF reported a contract asset and liability of $0 and $9,105 respectively and on December 31, 2024, SHF reported a contract asset and liability of $0 and $28,335, respectively.

Liquidity and going concern

Liquidity refers to our ability to meet anticipated cash and cash equivalents demands, including servicing debt, funding operations, maintaining assets, and covering other routine business expenses. Our primary cash outflows include debt principal and interest repayments, operating costs, and general business expenditures. The main source of our liquidity continues to be cash inflows generated from operational performance. As of March 31, 2025, the Company does not have significant capital investment commitments.

Under Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements—Going Concern, the Company is responsible for evaluating whether conditions or events raise substantial doubt about its ability to meet future financial obligations within one year of the financial statement issuance date. This evaluation involves two steps: (1) assessing whether conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, and (2) if substantial doubt is raised, evaluating whether the Company has plans to mitigate that doubt. Disclosures are required if substantial doubt exists or if the Company’s plans alleviate the substantial doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2025, the Company reported cash and cash equivalents of $931,397 and net working capital deficit of $6,723,895, compared to cash and cash equivalents of $2,324,647 and net working capital deficit of $983,833 as of December 31, 2024. The Company’s ability to continue as a going concern depends on its capacity to generate sufficient liquidity to meet financial obligations, including interest repayments under the senior secured note with PCCU (as defined below). The Company has an operating loss of $1,477,923 for the period ended March 31, 2025.

In the first quarter of 2025, the Company experienced a $315,583 decline in total operating expenses compared to the first quarter of 2024, driven by a significant reduction in compensation and employee benefits. However, this positive trend was more than offset by reductions in depository activity, loan interest income, and fee income, in addition to ongoing legal expenses related to shareholder and employee matters. These factors have negatively impacted the Company’s ability to effectively address the going concern uncertainties.

As a result, the Company may need to raise additional debt or equity financing to resolve these challenges. In the event of a default on the Amended PCCU debt, and if the Company is unable to cure the default within the 30-day grace period, the provisions of the debt agreement would allow PCCU to subjectively accelerate the debt and elect to exercise its security interest in all of the Company’s assets. While it is highly likely that the Company’s services would continue in such circumstances, a default would significantly impact the Company’s valuation.

As of March 31, 2025, our cash and cash equivalents amounted to $931,397, which management does not believe is sufficient to fund our operations and meet our obligations as they come due over the next 12 months, as the current funds are projected to support operations only through September 30, 2025. Additionally, the reported working capital deficit, excluding adjustments for non-cash activities, along with the uncertainty surrounding cash flows from operations, raises substantial significant doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. The Company is currently developing plans to address its liquidity needs, the probability of success of such plans is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, on April 7, 2025, the Company was notified by The Nasdaq Stock Market LLC (“Nasdaq”) that it no longer meets the continued listing requirements for the Nasdaq Capital Market due to a stockholders’ equity deficit of $12,288,014 as of December 31, 2024, which was below the required $2.5 million minimum stockholders’ equity. The Company has been granted 45 calendar days, until May 22, 2025, to submit a plan to regain compliance with Nasdaq’s listing requirements. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of this letter for the Company to meet the continued listing standards. The Company intends to timely submit a Compliance Plan to Nasdaq to regain compliance with the Shareholders’ Equity requirement. There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future.

Management’s Plan Related to Going Concern

The Company has implemented several initiatives, to address these concerns, including implementing strategic partnerships to broaden its revenue base by providing additional financial services to cannabis operators, renegotiating its senior secured loan with PCCU, offering stock-based compensation in lieu of cash payments to attract and retain talent, and restructuring the Board of Directors’ compensation to better align with stock-based incentives. Additionally, the Company is actively engaged in discussions with various parties, including potential investors, lenders, and strategic partners, to explore financing options or other strategic transactions. While we are working diligently to secure additional financing, there can be no assurance that these efforts will be successful or that any financing will be obtained on terms favorable to us or at all. If we are unable to secure sufficient capital, we may need to curtail certain operations or pursue other strategic alternatives. We continue to closely monitor our cash flow on weekly basis and liquidity position and are taking steps to preserve cash. Management remains focused on executing our business plan while addressing these liquidity challenges in a timely manner.

PCCU is the holder of the Senior Secured Promissory Note, as disclosed in Note 9 of these unaudited condensed consolidated financial statements. As the holder of this note, PCCU has a security interest in all of the Company’s assets. In the event of default, which may reasonably occur due to the liquidity challenges described herein, PCCU may exercise its rights under this security interest.

CRB deposits are maintained with the Company’s contracted financial institutions; accordingly, the Company’s liquidity issues do not affect the security of these deposits. Furthermore, we do not anticipate any significant impact on the services provided to our CRB clients. The only foreseeable change would be a potential shift in the ownership of the Company’s underlying business operations.

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

Litigation

On October 17, 2024, the Company caused a Complaint to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187 (Denver County District Court). On November 21, 2024, in connection with the Company’s request, the Company caused the Merger Payment to be deposited into the Denver County District Court’s registry so that it can be distributed in accordance with the terms of the Merger Agreement. The Merger Payment has already been accounted for in the working capital deficit disclosed in the Liquidity and Going Concern section. On December 19, 2024, Daniel Roda, Gregory W. Ellis, and James R. Carroll caused an answer and counterclaim to be filed in response to the Company Complaint. For additional details, please refer to the section titled “Abaca legal case in Denver” in the Recent Updates of the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024 as well as the Company’s Current Reports on Form 8-K filed with the SEC on October 18, 2024 and December 19, 2024.

Critical Accounting Estimates

As of March 31, 2025, there were no significant changes in the application or the nature of accounting estimates that are considered critical in nature from those presented in our Annual Report on Form 10-K and Form 10-K/A.

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

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the three months ended March 31, 2025, the Company has identified material weaknesses within our internal controls over financial reporting. Refer to Item 9A of this document for additional details.

Related Party Relationships

PCCU is considered a related party as it holds a significant ownership interest in the Company, is our most significant financial institution customer, serves as the Company’s sole lending financial institution, is the counterparty to the PCCU Note, and is where we maintain the majority of our deposits. The agreements between PCCU and the Company are as follows:

Commercial Alliance Agreement (the “PCC CAA”)

On March 29, 2023, the Company and PCCU entered into a PCCU CAA, which was subsequently amended and restated on December 31, 2024. This agreement sets forth the terms and conditions of lending and account-related services, governing the relationship between the Company and PCCU. The PCCU CAA outlined the application, underwriting, loan approval, and foreclosure processes for loans issued by PCCU to CRBs (as defined below), as well as the loan servicing and monitoring responsibilities of both parties.

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

Additionally, until December 31, 2024 the Company was obligated under the PCCU CAA to indemnify PCCU from certain default-related loan losses, as fully defined in the agreement.

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

The Amended PCCU CAA extends the term through December 31, 2028, with automatic renewals every two years unless terminated with 12 months’ notice.

The key modifications under the Amended PCCU CAA include several significant changes:

●	The indemnification obligations have been eliminated, meaning the Company is no longer required to indemnify PCCU for any loan-related losses under either the original or future agreements.

●	The prior fee structure has been replaced by a more efficient asset hosting fee structure. Previously, the Company paid various fees to PCCU, including per-account servicing, investment hosting, and loan servicing fees. Under the new structure, the Company will pay a fixed asset hosting fee calculated as 0.01 multiplied by the average daily balance of account relationships generated by the Company, divided by the number of days in the year, and multiplied by the number of days in the applicable month.

●	Provides the Company with all investment income earned on CRB funds invested on its behalf by PCCU, effectively eliminating the investment hosting fees that were previously payable.

●	The Company’s interest income on all loans with PCCU are now calculated using a loan yield allocation formula that incorporates the Constant Maturity US Treasury Rate from Standard & Poor’s Capital IQ data service, along with a proprietary risk rating formula to determine the fee split between the Company and PCCU. Before the amendment, the Company received the entire interest income from the loan and was responsible for paying loan servicing fees of 0.25% of the loan balance. The amendment removes the loan servicing fees and indemnification liability, while introducing the interest income split between the Company and PCCU.

●	There are penalties charged to the Company if it fails to maintain the agreed Loan-to-Share (LTS) Ratio. If the LTS Maximum (60%) is exceeded for over 90 days, the asset hosting fee increases from 1.00% to 1.10% of the average daily balance (ADB) until compliance is restored. If the LTS Minimum (27.5%) is breached, the Company must pay a quarterly adjustment fee based on the shortfall. Additionally, if the LTS Ratio exceeds 100% for 90 days, the Company incurs an interest charge at the Federal Funds Rate + 120 bps, calculated daily and paid monthly.

The schedule below illustrates the ratio of CRB-related loans funded by PCCU to the corresponding lending limits under the Amended PCCU CAA.:

	March 31, 2025	December 31, 2024
CRB related deposits	$103,326,396	$116,064,487
Capacity at 60%	61,995,838	69,638,692
PCCU net worth	63,661,697	82,400,677
Capacity at 1.3125	81,369,537	108,150,889
Limiting capacity	61,995,838	69,638,692
PCCU loans funded	55,585,488	56,794,446
Amounts available under lines of credit	1,291,518	1,131,708
Incremental capacity	$5,118,832	$11,712,538

As of March 31, 2025, the Company implemented an improvement to its reporting of business metrics. CRB related deposits historically was computed as of the date reported. As of March 31, 2025, CRB related deposits are being computed using a 30day average. As of December 31, 2024, the incremental capacity if reported using the 30day average of CRB related deposits would have reflected a shortfall of $663,713.

Item 3A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required with respect to market risk.

Item 4A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses described below. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2025.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We consider the following material weaknesses to be outstanding as of March 31, 2025:

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

To remediate this material weakness, the Company has implemented a monthly process with enhanced management review controls to perform and review the accounting for financial instruments. The analysis and disclosures are assessed by senior management of the Company performing reviews of the documentation and disclosures at each of the reporting date

Going concern: As of December 31, 2024, the Company identified a material weakness in its internal control over financial reporting related to its going concern assessment. Specifically, management reached an incorrect conclusion regarding the absence of substantial doubt about the Company’s ability to continue as a going concern, due to deficiencies in the application of ASC 205-40 and SEC Staff Accounting Bulletin No. 59 (Topic 1.M). While the Company considered a number of positive indicators such as adjusted working capital, a three-year trend of the adjusted EBITDA, material reductions in non-rate expenses, the Amended PCCU Note, and the ability to renegotiate vendor arrangements management’s evaluation initially failed to be evaluated based on financial cash flow projections from the date the financial statements would be issued. As a result of these factors, the Company’s initial conclusion regarding its ability to continue as a going concern was not appropriately supported under GAAP. Ineffective management review constitutes a material weakness in the Company’s internal control over the going concern analysis.

To address this material weakness, the Company implemented a process whereby the going concern evaluation on each of the reporting date are thoroughly evaluated based on the relevant accounting literature. This process was followed for the three months ended March 31, 2025, strengthening the internal control environment and supporting compliance with GAAP. Management is currently evaluating the effectiveness of this enhanced review process over financial reporting. If it continues to prove effective in the upcoming quarters, the Company anticipates that this material weakness will be remediated within 2025.

Information technology: As of December 31, 2024, certain users with unnecessary privileged access were noted within the financially relevant systems resulting in segregation of duty risk. The Company’s controls over logical access, specifically user access reviews and privileged access to financially relevant systems and underlying accounting records were not effectively designed. Access logs from the Company’s business systems indicate that the certain users never inappropriately accessed these systems or posted any transactions resulting in inaccurate financial reporting. As of the filing, the unnecessary access has been removed and the Company is designing a remediation plan to mitigate this material weakness.

To address this material weakness, the Company conducted a review of privileged access for users of financially relevant systems and removed such unnecessary privileged access during the three months ended March 31, 2025. Additionally, the Company has implemented a process to review privileged access at each reporting period, which will strengthen the internal control environment around access to these systems. Management is currently assessing the effectiveness of this process in reviewing user access for each individual. If the process continues to be effective in the coming quarters, the Company expects to remediate this material weakness within 2025.

Forfeiture of stock compensation expense: During the three months ended March 31, 2025, the Company initially reversed all previously recognized stock compensation expense under ASC 718 related to stock options that were fully vested at the time of the employee’s contract termination. The error in recording the forfeiture of stock options resulted from a material weakness in the management review process.

To remediate this material weakness, the Company has implemented a monthly process with enhanced management review controls to perform and review the accounting for stock compensation expense. The analysis and disclosures are assessed by senior management of the Company performing reviews of the documentation and disclosures at each of the reporting date.

Accounting for forward purchase receivables: During the three months ended March 31, 2025, the Company initially did not reclassify the forward purchase receivables to additional paid-in capital after certain conditions preventing its classification as equity were overcome. Additionally, the Company lacked adequate documentation regarding the valuation of these receivables in accordance with the relevant accounting literature. This failure to reclass and the insufficient documentation resulted from a material weakness in the management review process.

To remediate this material weakness, the Company has implemented a monthly process with enhanced management review controls to perform and review the accounting for forward purchase receivables. The analysis and disclosures are assessed by senior management of the Company performing reviews of the documentation and disclosures at each of the reporting date.

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

Changes in Internal Control over Financial Reporting

Other than as noted above in the March 31, 2025 material weaknesses, there were no changes in our internal control over financial reporting that occurred during quarterly three months ended March 31, 2025 covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, Management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. For additional information regarding certain legal proceedings, see “Abaca legal case in Denver” in NOTE 12 – COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required by this Item 1A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated October 31, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
2.2	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 16, 2022).
2.3	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
2.4	First Amendment to Second Amendment to Agreement and Plan of Merger Warrant Agreement and Lock-up Agreement (incorporated by reference to Exhibit 2.8 of the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed March 20, 2025.)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, filed on June 2, 2021).
10.1	Amendment to Employment Agreement dated April 2, 2024 between the Company and James Dennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
10.2	Amendment to Employment Agreement dated April 2, 2024 between the Company and Donald Emmi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Terrance E. Mendez	Chief Executive Officer	May 20, 2025
Terrance E. Mendez	(Principal Executive Officer)

/s/ James H. Dennedy	Chief Financial Officer	May 20, 2025
James H. Dennedy	(Principal Financial and Accounting Officer)

