Form 10-Q/A
period 2025-03-31
SHF Holdings, Inc.
filed 2025-08-14
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 13, 2025, there were 2,915,956 shares of the Company’s Class A Common Stock, par value $0.0001 per share, outstanding.

EXPLANATORY FOOTNOTE

RESTATEMENT

This amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) amends SHF Holdings, Inc., (the “Company”) quarterly Report on Form 10-Q, originally filed on May 16, 2025, with the Securities and Exchange Common (the “SEC”) by the Company (the “Original Filing”). This Amendment relates to the Company’s previously issued quarterly unaudited consolidated financial statements as of and for the three months ended March 31, 2025. See Note 3 Restatement of Previous Issued Financial Statements, for such related information.

Restatement Background

On August 13, 2025, the Company’s management and the Audit Committee concluded that the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2025, previously filed with the SEC, should no longer be relied upon due to an error in the calculation of stock-based compensation expense.

The fair value of certain stock option awards was not calculated correctly for the three months ended March 31, 2025. The Black-Scholes option pricing model contained incorrect inputs, specifically for the expected term and stock price, which required adjustment to properly determine the fair value of the awards.

This Amended Form 10-Q is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the amendment and restatement as described below. Accordingly, this Amended Form 10-Q should be read in conjunction with the Original Form 10-Q and our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-Q/A pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Similarly, press releases, earnings releases, and investor presentations or other communications describing the unaudited condensed consolidated financial statements for the three months ended March 31, 2025, and related financial information covering the Non-Reliance Period, should not be relied on.

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

2

PART I – FINANCIAL INFORMATION

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025 (As Restated)	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	$931,397	$2,324,647
Accounts receivable – trade	90,796	134,609
Accounts receivable – related party	634,076	968,023
Prepaid expenses – current portion	546,031	659,536
Accrued interest receivable	2,901	16,319
Forward purchase receivable	-	4,584,221
Short-term loans receivable, net	13,580	13,332
Other current assets	3,000,000	3,000,000
Total Current Assets	$5,218,781	$11,700,687
Long-term loans receivable, net	375,364	378,854
Property and equipment, net	1,713	3,154
Operating lease right-to-use asset	664,440	703,524
Prepaid expenses – long term position	375,000	412,500
Security deposit	19,804	19,568
Total Assets	$6,655,102	$13,218,287

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$267,647	$140,723
Accounts payable-related party	157,828	75,608
Accrued expenses	765,476	1,301,378
Contract liabilities	9,105	28,335
Operating lease liability – current	165,842	161,952
Senior secured promissory note – current portion	-	255,765
Deferred consideration	3,177,343	3,338,343
Forward purchase derivative liability	7,309,580	7,309,580
Other current liabilities	89,855	72,836
Total Current Liabilities	$11,942,676	$12,684,520
Warrant liabilities	244,409	1,360,491
Senior secured promissory note—long term portion	10,748,408	10,748,408
Operating lease liability – long term	669,016	712,882
Total Liabilities	$23,604,509	$25,506,301
Commitment and Contingencies (Note 13)
Stockholders’ Deficit
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 and 111 shares issued and outstanding on March 31, 2025, and December 31, 2024, respectively	-	-
Class A Common Stock, $.0001 par value, 130,000,000 shares authorized, 2,786,538 and 2,783,667 issued and outstanding on March 31, 2025, and December 31, 2024, respectively	278	278
Additional paid in capital (As Restated)	104,633,059	108,467,253
Accumulated deficit (As Restated)	(121,582,744)	(120,755,545)
Total Stockholders’ Deficit	$(16,949,407)	$(12,288,014)
Total Liabilities and Stockholders’ Deficit	$6,655,102	$13,218,287

See accompanying notes to unaudited restated condensed consolidated financial statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2025	2024
	(As Restated)
Revenue	$1,932,352	$4,050,799

Operating Expenses
Compensation and employee benefits (As Restated)	1,372,481	2,280,038
General and administrative expenses	990,826	984,220
Professional services (As Restated)	1,499,534	460,950
Rent expense	61,006	69,437
Provision (benefit) for credit losses	-	(68,787)
Total operating expenses	3,923,847	3,725,858
Operating (loss)/income	(1,991,495)	324,941
Other (income)/expenses
Change in the fair value of deferred consideration	(161,000)	(184,535)
Interest expense	112,786	154,172
Change in fair value of warrant liabilities	(1,116,082)	(1,255,487)
Total other (income)/expenses	(1,164,296)	(1,285,850)
Net (loss)/income before income tax	(827,199)	1,610,791
Income tax benefit	-	438,885
Net (loss)/income	$(827,199)	$2,049,676
Weighted average shares outstanding, basic	2,786,538	2,760,680
Basic net (loss)/income per share (As Restated)	$(0.30)	$0.74
Weighted average shares outstanding, diluted	2,786,538	2,813,404
Diluted (loss)/income per share (As Restated)	$(0.30)	$0.73

See accompanying notes to unaudited restated condensed consolidated financial statements

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (As Restated)

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	111	$-	2,783,667	$278	$108,467,253	$(120,755,545)	$(12,288,014)
Stock compensation expense (As Restated)	-	-	-	-	741,259	-	741,259
Restricted stock units (net of tax)	-	-	2,871	-	8,768	-	8,768
Reclassification of Forward purchase receivable	-	-	-	-	(4,584,221)	-	(4,584,221)
Net loss (As Restated)	-	-	-	-	-	(827,199)	(827,199)
Balance, March 31, 2025	111	$-	2,786,538	$278	$104,633,059	$(121,582,744)	$(16,949,407)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	1,101	$-	2,728,169	$5,458	$105,919,674	$(71,569,821)	$34,355,311
Conversion of PIPE shares	(990)	-	39,600	79	866,170	(866,249)	-
Restricted stock units (net of tax)	-	-	3,781	8	(14,325)	-	(14,317)
Stock compensation expense	-	-	-	-	576,647	-	576,647
Net income	-	-	-	-	-	2,049,676	2,049,676
Balance, March 31, 2024	111	$-	2,771,550	$5,545	$107,348,166	$(70,386,394)	$36,967,317

See accompanying notes to unaudited restated condensed consolidated financial statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2025	2024
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income (As Restated)	$(827,199)	$2,049,676
Adjustments to reconcile net (loss)/income to net cash provided by/ (used in) operating activities:
Depreciation and amortization expense	1,441	195,709
Stock compensation expense (As Restated)	750,027	562,330
Amortization of marketing costs settled with common stock	50,000	-
Amortization of deferred origination fees	-	(27,970)
Provision (benefit) for credit losses	-	(68,787)
Income tax benefit	-	(438,885)
Change in the fair value of deferred consideration	(161,000)	(184,535)
Change in fair value of warrant	(1,116,082)	(1,255,487)
Changes in operating assets and liabilities:
Right-to-use asset (net)	(892)	9,552
Accounts receivable – trade	43,813	(31,333)
Accounts receivable – related party	333,947	983,930
Prepaid expenses	101,005	77,303
Accrued interest receivable	13,418	(3,111)
Other current assets	-	82,657
Other current liabilities	17,016	10,048
Accounts payable	126,924	(38,153)
Accounts payable – related party	82,220	(451,622)
Accrued expenses	(535,902)	(363,347)
Contract liabilities	(19,230)	(19,230)
Net deferred indemnified loan origination fees	-	386,602
Security deposit	(236)	(224)
Net cash provided by (used in) operating activities	(1,140,730)	1,475,123
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Net proceeds from loan repayment	3,245	3,014
Net cash provided by investing activities	3,245	3,014
CASH FLOWS USED IN FINANCING ACTIVITIES:

Repayment of senior secured promissory note	(255,765)	(740,544)
Net cash used in financing activities	(255,765)	(740,544)
Net (decrease)/increase in cash and cash equivalents	(1,393,250)	737,593
Cash and cash equivalents – beginning of period	2,324,647	4,888,769
Cash and cash equivalents – end of period	$931,397	$5,626,362
Supplemental disclosure of cash flow information
Interest paid	$113,561	$156,414
Reclassification of forward purchase receivable	4,584,221	-

See accompanying notes to unaudited restated condensed consolidated financial statements

SHF Holdings, Inc.

Notes to Unaudited Restated Condensed Consolidated Financial Statements

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

At March 31, 2025, the Company reported cash and cash equivalents of $931,397 and net working capital deficit of $6,723,895, compared to cash and cash equivalents of $2,324,647 and net working capital deficit of $983,833 as of December 31, 2024. The Company’s ability to continue as a going concern depends on its capacity to generate sufficient liquidity to meet financial obligations, including interest repayments under the senior secured note with PCCU (as defined below). The Company has an operating loss of $1,991,495 for the period ended March 31, 2025.

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

PCCU is the holder of the Senior Secured Promissory Note, as disclosed in Note 10 of these unaudited condensed consolidated financial statements. As the holder of this note, PCCU has a security interest in all of the Company’s assets. In the event of default, which may reasonably occur due to the liquidity challenges described herein, PCCU may exercise its rights under this security interest.

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

Note 3. Restatement of Previously Issued Financial Statements

On August 13, 2025, the Company’s management and the Audit Committee concluded that the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2025, previously filed with the SEC, should no longer be relied upon due to an error in the calculation of stock-based compensation expense.

The fair value of certain stock option awards was not calculated correctly for the three months ended March 31, 2025. The Black-Scholes option pricing model contained incorrect inputs, specifically for the expected term and stock price, which required adjustment to properly determine the fair value of the awards.

The Company has reviewed the applicable accounting guidance and deemed the amounts recorded based on the incorrect inputs as errors to previously issued financial statements under ASC 250 “Accounting Changes and Error Corrections”. As a result, adjustments were made to certain financial statement line items of the consolidated balance sheet and the consolidated statement of operations, stockholders’ equity and of cash flows as of, and for the three months ended March 31, 2025.

Impact of Restatement

The following table summarizes the effect of the restatement on the Company’s condensed unaudited consolidated balance sheet as of March 31, 2025:

	March 31, 2025 As previously stated	Adjustments (1)	March 31, 2025 As Restated
Total current assets	$5,218,781	$-	$5,218,781
Total assets	6,655,102	-	6,655,102
Total Current Liabilities	11,942,676	-	11,942,676
Total Liabilities	23,604,509	-	23,604,509
Stockholders’ Deficit
Convertible preferred stock	-	-	-
Class A Common Stock	278	-	278
Additional paid in capital	104,119,487	513,572	104,633,059
Accumulated deficit	(121,069,172)	(513,572)	(121,582,744)
Total Stockholders’ Deficit	(16,949,407)	-	(16,949,407)
Total Liabilities and Stockholders’ Deficit	6,655,102	-	6,655,102

The following table summarizes the effect of the restatement on the operating expenses of the Company’s condensed unaudited consolidated statement of operations for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025 As previously stated	Adjustments (1)	Three Months Ended March 31, 2025 As Restated
Compensation and employee benefits	$1,342,261	$30,220	$1,372,481
General and administrative expenses	990,826	-	990,826
Professional services	1,016,182	483,352	1,499,534
Rent expense	61,006	-	61,006
Total Operating Expenses	$3,410,275	$513,572	$3,923,847

The following table summarizes the effect of the restatement on the Company’s condensed unaudited consolidated statement of operations for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025 As previously stated	Adjustments (1)	Three Months Ended March 31, 2025 As Restated
Net loss after tax	$(313,627)	$(513,572)	$(827,199)
Basic net loss per share	(0.11)	(0.19)	(0.30)
Diluted net loss per share	(0.11)	(0.19)	(0.30)

The following table summarizes the effect of the restatement on the Company’s condensed unaudited consolidated statement of stockholders’ equity as of March 31, 2025:

	March 31, 2025 As previously stated	Adjustment (1)	March 31, 2025 As Restated
Convertible preferred stock	$-	$-	$-
Class A Common Stock	278	-	278
Additional paid in capital	104,119,487	513,572	104,633,059
Accumulated deficit	(121,069,172)	(513,572)	(121,582,744)
Total Stockholders’ Deficit	$(16,949,407)	$-	$(16,949,407)

The following table summarizes the effect of the restatement on the Company’s condensed unaudited consolidated statement of cash flows for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025 As previously stated	Adjustments (1)	Three Months Ended March 31, 2025 As Restated
Cash flows from operating activities:
Net loss	$(313,627)	$(513,572)	$(827,199)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation expense	236,455	513,572	750,027
Net cash used by operating activities	$(1,140,730)	$-	$(1,140,730)
Decrease in cash	(1,393,250)	-	(1,393,250)

(1)	Adjustments resulting from input errors into the Black Scholes models used by the Company to calculate stock option values granted during three months ended March 31, 2025. The impact of the errors was an understatement of stock compensation expense of $513,572 for the period.

Note 4. Deferred consideration

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

Note 7. Indemnification Liability

As of March 31, 2025 and December 31, 2024, the Company had no indemnified loans outstanding.

As discussed in Note 9 to the unaudited condensed consolidated financial statements, and pursuant to the PCCU CAA (as defined below), PCCU used to fund loans through a third-party vendor. SHF earned the associated interest and paid PCCU a loan hosting fee at an annual rate of 0.35% of the outstanding loan principal funded and serviced by PCCU, and 0.25% of the outstanding loan principal serviced by SHF. SHF had agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflected SHF management’s estimate of probable credit losses inherent under the agreement as of the balance sheet date.

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

Note 9. Related Party Transactions

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

The outstanding balances associated with the PCCU disclosed in the balance sheet are as follows:

	March 31, 2025	December 31, 2024
Accounts receivable	$634,076	$968,023
Accounts payable	157,828	75,608
Senior Secured Promissory Note (Refer to Note 10 to the financial statements below)	10,748,408	11,004,173

Of the $0.9 million and $2.3 million of cash and cash equivalents on March 31, 2025 and December 31, 2024, respectively, $0.8 million and $2.2 million of the cash and cash equivalents, respectively, were held in deposit accounts at PCCU.

Note 10. Senior Secured Promissory Note

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

Note 11. Leases

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

Note 12. Revenue

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

Abaca legal case in Denver

On October 17, 2024, the Company caused a Complaint to be filed in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187 (Denver County District Court). On November 21, 2024, in connection with the Company’s request, the Company caused the Merger Payment to be deposited into the Denver County District Court’s registry so that it can be distributed in accordance with the terms of the Merger Agreement. The Merger Payment has already been accounted for in the working capital deficit disclosed in the Liquidity and Going Concern section. On December 19, 2024, Daniel Roda, Gregory W. Ellis, and James R. Carroll caused an answer and counterclaim to be filed in response to the Company Complaint. For additional details, please refer to the section titled “Abaca legal case in Denver” in the Recent Updates of the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024, NOTE 4 – DEFERRED COMPENSATION to the Company’s consolidated financial statements in this Form 10-Q and the Company’s Current Reports on Form 8-K filed with the SEC on October 18, 2024 and December 19, 2024.

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

Note 14. Earnings Per Share

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

For the three months ended March 31	2025	2024
Net (loss)/profit	$(827,199)	$2,049,676
Weighted average shares outstanding – basic (As Restated)	2,786,538	2,760,680
Basic net (loss)/earnings per share	$(0.30)	$0.74
Weighted average shares outstanding – diluted (As Restated)	2,786,538	2,813,404
Diluted net (loss)/earnings per share	$(0.30)	$0.73

	Three months ended
Weighted average shares calculation – basic	March 31, 2025	March 31, 2024
Company public shares	196,330	196,330
Company initial stockholders	170,159	170,159
PCCU stockholders	1,129,307	1,129,307
Issuance of Equity for Marketing Services	12,116	-
Shares issued for Abaca acquisition	396,790	396,790
Restricted stock units issued	68,276	65,404
Conversion of Preferred stock	813,560	802,690
Grand total	2,786,538	2,760,680

	Three months ended
Weighted average shares calculation - diluted	March 31, 2025	March 31, 2024
Shares used in computation of basic earnings per share	2,786,538	2,760,680
Shares to be issued to Abaca shareholders	-	37,500
Share based payments	-	10,783
Conversion of preferred stock	-	4,441
Grand total	2,786,538	2,813,404

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	As on March 31, 2025
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$931,397	$931,397	$931,397	$-	$-
Loans	357,310	359,505	-	-	359,505
Liabilities
Deferred consideration	3,016,343	3,016,343	3,016,343	-	-
Senior Secured Promissory note	10,748,408	10,221,652	-	-	10,221,652
Public warrants	7,045	7,045	7,045	-	-
Private placement warrants	522	522	-	-	522
PIPE Warrants	7,594	7,594	-	-	7,594
Abaca Warrants	229,248	229,248	-	-	229,248
Third anniversary payment consideration	161,000	161,000	-	-	161,000
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

	As on December 31, 2024
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,324,647	$2,324,647	$2,324,647	$-	$-
Forward purchase receivables	4,584,221	4,584,221	-	4,584,221	-
Loans	360,552	359,505	-	-	359,505
Liabilities
Deferred consideration	3,016,343	3,016,343	3,016,343	-	-
Senior Secured Promissory note	11,004,173	10,221,652	-	-	10,221,652
Public warrants	246,447	246,447	246,447	-	-
Private placement warrants	9,632	9,632	-	-	9,632
PIPE Warrants	79,512	79,512	-	-	79,512
Abaca Warrants	1,024,900	1,024,900	-	-	1,024,900
Third anniversary payment consideration	322,000	322,000	-	-	322,000
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

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

Note 18. Tax

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

2022 Equity Incentive Plan

Share-based compensation expense recognized in the three months ended March 31, 2025 and March 31, 2024 totaled $762,811 (As Restated) and $612,124, respectively.

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

The assumptions used to determine the fair value of options granted in the three months ended March 31, 2025 using the Black-Scholes-Merton model are as follows:

Dividend yield	-%
Risk-free interest rate (As Restated)	4.0% to 4.5%
Expected volatility (As Restated) (weighted-average and range, if applicable)	93.4 to 96.3%
Expected term (As Restated)	5 to 6 years

The expected term of the options granted is calculated based on the simplified method by taking the average of the contractual term and the vesting period of the awards. The Company used its historical stock price to determine the volatility. The risk-free interest rate used is the current yield on U.S. Treasury notes with a term equal to the expected term of the options at the grant date. The expected dividend yield is based on annualized dividends on the underlying share during the expected term of the option.

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

As of March 31, 2025, there was $468,815 (As Restated) of unrecognized share-based compensation expense related to stock options. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately one years based on vesting under the award service conditions.

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

Operating expenses

Three months Ended March 31,	2025	2024	Change ($)	Change (%)
Compensation and employee benefits (As Restated)	$1,372,481	$2,280,038	$(907,557)	(39.80)%
General and administrative expenses	990,826	984,220	6,606	0.67%
Professional services (As Restated)	1,499,534	460,950	1,038,584	225.31%
Rent expense	61,006	69,437	(8,431)	(12.14)%
Credit loss (benefit) expense	-	(68,787)	68,787	(100.00)%
Total Operating Expenses	$3,923,847	$3,725,858	$197,989	5.31%

In three months ended March 31, 2025, we increased operating expenses by $197,989 or 5.31% compared to three months ended March 31, 2024.

Compensation and employee benefits expenses decreased primarily due to previously reported reductions in work force and the related reduction in stock-based compensation of $402,665 (As Restated). Restructuring efforts are ongoing as we continue to optimize our talent portfolio.

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

Professional services expenses increased primarily due to higher stock compensation awards granted to the Directors, as well as higher legal fees related to ongoing litigation, including a $300,000 accrual for the settlement of an employment-related legal matter.

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

A reconciliation of net profit to non-GAAP EBITDA and Adjusted EBITDA as restated is as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025 As previously stated	Adjustments	Three Months Ended March 31, 2025 As Restated	Three Months Ended March 31, 2024
Net loss (As Restated)	$(313,627)	$(513,572)	$(827,199)	2,049,676
Interest expense	112,786	-	112,786	154,172
Depreciation and amortization	1,441	-	1,441	195,709
Provision (benefit) for income taxes	-	-	-	(438,885)
EBITDA	(199,400)	(513,572)	(712,972)	1,960,672
Other adjustments –
Credit loss (benefit) expense	-	-	-	(68,787)
Change in the fair value of warrants and forward purchase derivatives	(1,116,082)	-	(1,116,082)	(1,255,487)
Change in the fair value of deferred consideration	(161,000)	-	(161,000)	(184,535)
Deferred loan origination fees and costs	-	-	-	23,373
Stock based compensation (As Restated)	249,239	513,572	762,811	612,124
Adjusted EBITDA	$(1,227,243)	$-	$(1,227,243)	$1,087,360

For the three months ended March 31, 2025, our adjusted EBITDA declined primarily due to a decrease in account loan interest income resulting from the revised calculation methodology under the Amended PCCU CAA, lower investment income driven by a reduction in the average daily deposit balance, and higher asset hosting fees and professional expenses including non-cash stock compensation paid to Directors. These factors contributed to our financial performance are further discussed in the “Discussion of our Results of Operations” section above. In 2024, the other adjustments include estimated future credit losses not yet realized, including amounts indemnified to PCCU for loans funded by them. The Company entered into the PCCU CAA with PCCU, under which it agreed to indemnify PCCU for claims related to CRB activities, including loan default-related losses for loans funded by PCCU. This agreement was subsequently amended and restated, effective December 31, 2024, to eliminate the Company’s indemnification liability. Deferred loan origination fees and costs represent the change in net deferred loan origination fees and costs. When included with a new loan origination, we receive an upfront loan origination fee in conjunction with new loans funded by our financial institution partners and incur costs associated with originating a specific loan. For accounting purposes, the cash received for loan origination fees and costs is initially deferred and recognized as interest income utilizing the interest method.

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

Financial Condition

Cash and cash equivalents

Cash and cash equivalents totaled $931,397 and $2,324,647 as of March 31, 2025, and December 31, 2024, respectively.

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

At March 31, 2025, the Company reported cash and cash equivalents of $931,397 and net working capital deficit of $6,723,895, compared to cash and cash equivalents of $2,324,647 and net working capital deficit of $983,833 as of December 31, 2024. The Company’s ability to continue as a going concern depends on its capacity to generate sufficient liquidity to meet financial obligations, including interest repayments under the senior secured note with PCCU (as defined below). The Company has an operating loss of $1,991,495 for the period ended March 31, 2025.

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

PCCU is the holder of the Senior Secured Promissory Note, as disclosed in Note 10 of these unaudited condensed consolidated financial statements. As the holder of this note, PCCU has a security interest in all of the Company’s assets. In the event of default, which may reasonably occur due to the liquidity challenges described herein, PCCU may exercise its rights under this security interest.

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

Determination of stock compensation expense: During the three months ended March 31, 2025, the Company initially reversed all previously recognized stock compensation expense under ASC 718 related to stock options that were fully vested at the time of the employee’s contract termination. Additionally, as disclosed in Note 3 to the financial statements, the fair value of certain stock option awards was not calculated correctly. The Black-Scholes option pricing model contained incorrect inputs, specifically for the expected term and stock price. The errors in recording stock-based compensation resulted from a material weakness in the management review process.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, Management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. For additional information regarding certain legal proceedings, see “Abaca legal case in Denver” in NOTE 13 – COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-Q.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated October 31, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
2.2	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 16, 2022).
2.3	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
2.4	First Amendment to Second Amendment to Agreement and Plan of Merger Warrant Agreement and Lock-up Agreement (incorporated by reference to Exhibit 2.8 of the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed March 20, 2025)
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, filed on June 2, 2021).
10.1	Amendment to Employment Agreement dated April 2, 2024 between the Company and James Dennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
10.2	Amendment to Employment Agreement dated April 2, 2024 between the Company and Donald Emmi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
31*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Terrance E. Mendez	Chief Executive Officer	August 14, 2025
Terrance E. Mendez	(Principal Executive Officer and Principal Accounting Officer)

