Form 10-Q
period 2025-06-30
SHF Holdings, Inc.
filed 2025-08-14
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the discussion of the Company’s risks and uncertainties included under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on April 10, 2025 and April 30, 2025, respectively.

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

2

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

3

PART I – FINANCIAL INFORMATION

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$247,318	$2,324,647
Accounts receivable – trade	50,935	134,609
Accounts receivable – related party	582,855	968,023
Prepaid expenses – current portion	403,556	659,536
Accrued interest receivable	2,105	16,319
Forward purchase receivable	-	4,584,221
Short-term loans receivable	-	13,332
Asset held for sale	385,642	-
Other current assets	3,286,192	3,000,000
Total Current Assets	4,958,603	11,700,687
Long-term loans receivable	-	378,854
Operating lease right-to-use asset	625,355	703,524
Prepaid expenses – long term portion	350,935	412,500
Other assets	20,684	22,722
Total Assets	$5,955,577	$13,218,287

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$627,541	$140,723
Accounts payable-related party	164,917	75,608
Accrued expenses	820,568	1,301,378
Contract liabilities	10,208	28,335
Operating lease liability – current	174,319	161,952
Senior secured promissory note – current portion	-	255,765
Deferred consideration	3,218,303	3,338,343
Forward purchase derivative liability	7,309,580	7,309,580
Other current liabilities	14,479	72,836
Total Current Liabilities	12,339,915	12,684,520
Warrant liabilities	106,251	1,360,491
Senior secured promissory note—long term portion	10,748,408	10,748,408
Operating lease liability – long term	620,174	712,882
Total Liabilities	23,814,748	$25,506,301
Commitment and Contingencies (Note 17)	-	-
Stockholders’ Deficit
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 and 111 shares issued and outstanding on June 30, 2025, and December 31, 2024, respectively	-	-
Class A Common Stock, $.0001 par value, 130,000,000 shares authorized, 2,826,468 and 2,783,667 issued and outstanding on June 30, 2025, and December 31, 2024, respectively	282	278
Additional paid-in-capital	104,654,006	108,467,253
Accumulated deficit	(122,513,459)	(120,755,545)
Total Stockholders’ Deficit	(17,859,171)	(12,288,014)
Total Liabilities and Stockholders’ Deficit	$5,955,577	$13,218,287

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$1,845,334	$4,037,535	$3,777,686	$8,088,334

Operating Expenses:
Compensation and employee benefits	1,583,051	2,264,931	2,955,532	4,544,969
General and administrative expenses	457,803	1,001,764	1,448,629	1,985,984
Professional services	712,337	503,727	2,211,871	964,677
Rent expense	63,185	64,198	124,191	133,635
Provision (benefit) for credit losses	-	(97,248)	-	(166,035)
Total operating expenses	2,816,376	3,737,372	6,740,223	7,463,230
Operating (loss) income	(971,042)	300,163	(2,962,537)	625,104
Other Income (Expenses)
Change in the fair value of deferred consideration	(40,960)	211,535	120,040	396,070
Interest expense	(115,341)	(168,830)	(228,127)	(323,002)
Change in fair value of warrant liabilities	138,158	1,086,286	1,254,240	2,341,773
Total other income (expenses)	(18,143)	1,128,991	1,146,153	2,414,841
Net (loss) income before income tax	(989,185)	1,429,154	(1,816,384)	3,039,945
Income tax benefit/(expense)	58,470	(487,627)	58,470	(48,742)
Net (loss) income	$(930,715)	$941,527	$(1,757,914)	$2,991,203
Weighted average shares outstanding, basic	2,826,468	2,771,550	2,806,841	2,766,086
Basic net (loss) income per share	$(0.33)	$0.34	$(0.63)	$1.08
Weighted average shares outstanding, diluted	2,826,468	2,824,273	2,806,841	2,818,809
Diluted (loss) income per share	$(0.33)	$0.33	$(0.63)	$1.06

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2025

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2025	111	$-	2,786,538	$278	$104,633,059	$(121,582,744)	$(16,949,407)
Issuance of shares resulting from reverse stock split	-	-	39,930	4	(4)	-	-
Stock compensation expense	-	-	-	-	20,951	-	20,951
Net loss		-	-	-	-	(930,715)	(930,715)
Balance, June 30, 2025	111	$-	2,826,468	$282	$104,654,006	$(122,513,459)	$(17,859,171)

FOR THE THREE MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2024	111	$-	2,771,550	$277	$107,353,434	$(70,386,394)	$36,967,317
Issuance of restricted stock,	-	-	-	-	35,478	-	35,478
Stock compensation expense	-	-	-	-	516,659	-	516,659
Net income	-	-	-	-	-	941,527	941,527
Balance, June 30, 2024	111	$-	2,771,550	$277	$107,905,571	$(69,444,867)	$38,460,981

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders ‘Equity (Deficit)

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	111	$-	2,783,667	$278	$108,467,253	$(120,755,545)	$(12,288,014)
Issuance of shares resulting from reverse stock split	-	-	39,930	4	(4)	-	-
Issuance of restricted stock	-		4,292	-	8,768	-	8,768
Stock withheld for net share settlement	-		(1,421)	-	-		-
Stock compensation expense	-		-		762,210	-	762,210
Reclassification of forward purchase receivable	-	-	-	-	(4,584,221)	-	(4,584,221)
Net loss	-	-	-	-	-	(1,757,914)	(1,757,914)
Balance, June 30, 2025	111	$-	2,826,468	$282	$104,654,006	$(122,513,459)	$(17,859,171)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	1,101	$-	2,728,169	$273	$105,924,859	$(71,569,821)	$34,355,311
Conversion of PIPE shares	(990)	-	39,600	4	866,245	(866,249)	-
Issuance of restricted stock, net of tax, net of share settlement	-	-	3,781	-	21,161	-	21,161
Stock compensation expense		-	-	-	1,093,306	-	1,093,306
Net income	-	-		-	-	2,991,203	2,991,203
Balance, June 30, 2024	111	$-	2,771,550	$277	$107,905,571	$(69,444,867)	$38,460,981

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,757,914)	$2,991,203
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,518	390,499
Stock compensation expense	783,762	1,114,467
Amortization of deferred origination fees	-	(55,842)
Operating lease	(2,172)	18,594
Provision (benefit) for credit losses	-	(166,035)
Income tax (benefit)/expense	-	45,953
Change in the fair value of deferred consideration	(120,040)	(396,070)
Change in fair value of warrant	(1,254,240)	(2,341,773)
Changes in operating assets and liabilities:
Accounts receivable – trade	83,674	1,092,069
Accounts receivable – related party	385,168	(180,874)
Prepaid expenses	317,545	243,335
Accrued interest receivable	14,214	(9,469)
Other assets	(286,672)	82,206
Other current liabilities	(58,370)	25,203
Accounts payable	486,818	(62,950)
Accounts payable – related party	89,309	(474,057)
Accrued expenses	(480,811)	(59,296)
Contract liabilities	(18,127)	44,873
Net deferred indemnified loan origination fees	-	402,601
Net cash provided by (used in) operating activities	(1,815,338)	2,704,637
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Proceeds from loan repayment	6,545	6,083
Net cash provided by investing activities	6,545	6,083
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net share settlement for stock compensation expense	(12,771)	-
Repayment of senior secured promissory note	(255,765)	(1,487,507)
Net cash used in financing activities	(268,536)	(1,487,507)
Net (decrease) increase in cash and cash equivalents	(2,077,329)	1,223,213
Cash and cash equivalents – beginning of period	2,324,647	4,888,769
Cash and cash equivalents – end of period	$247,318	$6,111,982
Supplemental disclosure of cash flow information
Interest paid	$228,901	$325,327
Supplemental disclosure of non-cash investing and financial activities
Reclassification of forward purchase receivable	$(4,584,221)	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Business Operations

Business Description

SHF Holdings, Inc., the “Company” or “SHF” is based in Golden, Colorado and specializes in providing financial solutions designed to facilitate compliant banking service on behalf of the financial institutions involved in the cannabis industry that partner with us.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2024, filed with the SEC.

Refer to Note 2 to the Company’s Annual Report on Form 10-K and Form 10-K/A for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report.

Basis of Presentation

The accompanying unaudited condensed consolidated financial and do not include any adjustments that might result from the below mentioned going concern and liquidity matters.

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of shareholders’ deficit, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025, or other interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

Consolidation

The condensed unaudited consolidated financial statements include the accounts of SHF Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Material estimates that are particularly subject to change in the near term include the determination of the allowance for credit losses, allowance for deferred taxes, useful lives of intangibles and the fair value of financial instruments. Actual results could differ from the estimates.

Liquidity, Capital Resources and Going Concern

Liquidity refers to our ability to meet expected cash obligations, including operating costs, interest payments, and general business expenditures. As of June 30, 2025, we had cash and cash equivalents of $247,318 and a net working capital deficit of $7,381,312. We also had an accumulated deficit of $122,513,459 and cash used of $1,815,338 in operating activities during the six months ended June 30, 2025.

Pursuant to ASC 205-40, Presentation of Financial Statements – Going Concern, we evaluated whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Based on current financial projections, we believe substantial doubt exists regarding our ability to continue as a going concern.

Management projects that the Company will not have sufficient liquidity to continue operations, including making required interest payments under the Amended PCCU Note, see Note 9, beyond October 2025. The total outstanding balance under the Amended PCCU Note is $10,748,408. PCCU holds a senior security interest in all of the Company’s assets other than the NASDAQ listing. In the event of a payment default, and if such default is not cured within the applicable grace period, PCCU may exercise its rights under the security agreement, which could include accelerating the debt and pursuing remedies that could materially and adversely affect the Company’s operations and financial position.

The Company continues to experience reductions in depository activity, loan interest income, and fee revenue, as well as increased legal expenses related to ongoing shareholder and former employee litigation. These factors have further constrained liquidity and heightened the uncertainty surrounding our ability to sustain operations.

The Company entered into a purchase loan agreement with PCCU on July 31, 2025, for the sale of a loan receivable of $385,642 as of June 30, 2025 to PCCU. On July 31, 2025, the Company received $384,527 from PCCU for the sale of the loan, see Note 18, Subsequent Events.

Additionally, as of June 30, 2025, our stockholders’ deficit of approximately $17.9 million is $20.4 million below the $2.5 million minimum equity requirement for continued listing on The Nasdaq Capital Market under Rule 5550(b)(1). We received a deficiency notice from Nasdaq and submitted a compliance plan on May 22, 2025. Nasdaq confirmed receipt of our compliance plan but has provided no additional commentary as of the date of issuance of the financial statements. There is no assurance that the Company will regain compliance within the allowed period.

Notwithstanding these financial conditions, the Company does not anticipate any material impact to services provided to its cannabis-related business (“CRB”) clients, whose deposits are maintained with the Company’s contracted financial institutions. However, these developments could ultimately result in changes to the Company’s ownership structure.

Management’s Plan Related to Going Concern

In response to the liquidity challenges and the existence of substantial doubt about the Company’s ability to continue as a going concern, management has implemented and is pursuing a series of initiatives intended to improve the Company’s financial condition and operating flexibility.

The Company has undertaken several operational and financial restructuring measures, including:

●	Strategic partnerships aimed at expanding its service offerings to cannabis-related businesses;
●	Renegotiating terms under its Amended PCCU Note;
●	Offering stock-based compensation in lieu of cash to conserve liquidity while continuing to attract and retain key personnel and vendors;
●	Restructuring its employee base to align staffing with current operating needs; and
●	Adjusting Board of Directors’ compensation to further align interests with shareholders through equity incentives.

In addition, the Company is actively engaged in discussions with potential investors, lenders, acquirers, investment banks, and strategic partners to secure additional capital through debt and equity financing or other strategic alternatives. Management is also exploring the potential use of its Nasdaq listing as part of a broader strategy that may include digital assets or treasury-related partnerships. These discussions remain preliminary, and no assurance can be given that any such transaction will materialize.

While these plans are factored and heighted to alleviate the conditions giving rise to the going concern uncertainty, there can be no assurance that they will be successfully executed, or that any financing will be secured on acceptable terms, or at all. If the Company is unable to implement these plans or obtain sufficient funding, it may be required to curtail operations or pursue other strategic alternatives. The Company is closely monitoring its cash flows, reducing discretionary expenditures, and prioritizing liquidity preservation while continuing to assess all available strategic options.

Management remains committed to executing its business plan while addressing the Company’s liquidity needs in a timely and prudent manner.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from financial institutions, and investments with maturities of three months or less.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

Revenue from investment income consists primarily of fees earned on deposit accounts such as bank account charges, onboarding income, account activity fee income and other miscellaneous fees. Revenue is recorded at a point in time when the performance obligation is satisfied, and no contingencies exist

Revenue from account fee income is recognized when the Company fulfills its service obligations, and include fees charged for financial services such as account maintenance, transaction processing, and other related services.

Revenue from interest on loans is recognized over the loan period as earned. PCCU utilizes a fixed percentage fee structure, under which the Company receives a share of interest income from CRB-related loans.

Revenue from investment income is generated based on interest earned on daily deposit balances maintained with financial institutions. In addition, revenue is recognized from the Company’s Master Program Agreement. The Master Program Agreement is a non-exclusive and non-transferable right to implement and utilize the Safe Harbor Program.

Stock Compensation

The Company measures all equity-based payment arrangements to employees and directors in accordance with ASC 718, Compensation–Stock Compensation. The Company’s stock compensation cost is measured based on the fair value at the grant date of the stock-based award. It is recognized as expense on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock or the Black-Scholes option valuation model, whichever is most appropriate. The Black-Scholes valuation model incorporates assumptions such as expected term of the instrument, volatility of the Company’s future share price, risk-free interest rate, future dividend yields, by reference to the underlying terms of the instrument, and the Company’s experience with similar instruments. Changes in assumptions used to estimate fair value could result in materially different results.

The expected volatility is based upon the Company’s historical stock price. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected lives. The expected term of the options granted is calculated based on the simplified method by taking the average of contractual term and vesting period of the awards. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

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

Segment Reporting

The Company operates as one reportable segment under Accounting Standards Codification “ASC” 280, Segment Reporting. The chief operating decision maker, the Company’s Chief Executive Officer, regularly reviews the financial information of the Company at a consolidated level in deciding how to allocate resources and in assessing performance.

Concentration of Risk

Customers consist of financial institutions providing services to cannabis related business “CRBs”. Revenues are concentrated in the United States of America.

Currently, substantially all deposits are maintained at PCCU, and all transmissions of funds to or from these deposit accounts are handled directly by PCCU. The Company intends to expand our relationships with other financial institutions that similarly hold the CRB deposit accounts and handle transmissions of funds to and from the accounts. Although we do not directly hold the deposit accounts, the Company believes that account retention is a measure of our ability to efficiently and compliantly onboard, validate and monitor CRB accounts.

Recently Issued Accounting Standards

Accounting Standards Adopted Standards Income Taxes

In December 2023, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” ASU 2023-09, Income Taxes (Topic 740). This ASU requires public business entities to disclose in their annual rate reconciliation table additional categories of information about income taxes paid, including certain disclosures that would be disaggregated by jurisdiction and other categories. This ASU is effective for the year after December 15, 2024. Early adoption would be permitted. The Company has prospectively adopted this standard as of January 1, 2025, and the ASU has not had a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements: Amendments to Remove References to the Concepts Statements. Since the Concept Statements are not considered authoritative and do not establish GAAP, the ASU eliminates references to these statements from the codification. The amendments are effective for public entities for the years beginning after December 15, 2024, and for all other entities for the year beginning after December 15, 2025, with early adoption permitted. The Company has prospectively adopted this standard as of January 1, 2025, and the ASU has not had a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01 - Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard clarifies whether profits interests and similar awards fall within the scope of stock-based compensation guidance as defined in ASC Topic 718, introducing examples to demonstrate this. The ASU includes scenarios where profits interest awards are classified as equity instruments or liability awards and situations where they fall outside ASC Topic 718, being accounted for under ASC Topic 710. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted. The Company has prospectively adopted this standard as of January 1, 2025, and the ASU has not had a material impact on the Company’s unaudited condensed consolidated financial statements.

Standards Pending to be Adopted

In November 2024, ASU 2024-03, Disaggregation of Income Statement Expenses, was issued and requires business entities to disaggregate certain income statement expense captions in the footnotes of the financial statements. Specifically, entities must provide disclosures that separately present expenses related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion (including depreciation, depletion, and amortization for oil and gas producing activities). While this ASU does not change the presentation of expense captions on the face of the unaudited consolidated statements of operations, it requires detailed disclosures in the notes to the financial statements. The amendments are effective for the year beginning after December 15, 2026, and for interim periods within years beginning after December 15, 2027, with early adoption permitted. The Company will adopt this ASU prospectively and does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

In November 2024, ASU 2024-04 — Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instrument. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. If an entity early adopts in an interim reporting period, it must adopt as of the beginning of the annual reporting period that includes that interim reporting period. The Company will adopt this ASU prospectively and does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). FASB issued this update to clarify the effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment in this update applies to all public business entities but only potentially affects non-calendar year-end entities. The amendment in this update amends the effective date of Update 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of update is permitted. The Company will adopt this ASU prospectively and does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

The Company will continue to monitor the development of these standards and intends to adopt them in accordance with their respective effective dates. Additional disclosures will be provided in future filings as the Company finalizes its assessment of these standards’ impacts.

Note 3 - Deferred Consideration

On November 11, 2022, the Company entered into the first Amendment to the Merger Agreement with Rockview Digital Solutions, Inc. (“Abaca”) and other parties. The Merger Agreement included a $30 million payment through a mix of cash and stock, including $9 million in cash over three installments and 105,000 Class A Common Stock (“Common Stock”), alongside deferred stock considerations based on a 10-day volume weighted average price (“VWAP”) formula.

A Second Amendment to the Merger Agreement, dated October 26, 2023, introduced deferred stock consideration of 291,791 shares of Common Stock at a recalculated value of $40.00 per share. No changes were made to the cash payments. Additionally, 250,000 stock warrants at $40.00 per share were issued, and a third-anniversary consideration of $1.5 million was introduced, payable in cash or Common Stock with a floor value of $40.00 per share, at the Company’s discretion. Given the Company’s financial condition, the Company currently intends to issue 37,500 unregistered shares of Common Stock in lieu of cash, computed using the floor value.

Funds are being held by the registry of the Denver County District Court in accordance with a court-approved motion described further in Note 17 Commitments and Contingencies.

The adjustments and changes to deferred consideration have been valued and recorded according to ASC 815 in the Company’s unaudited condensed consolidated financial statements.

The change in the amount of deferred consideration from January 1, 2024, to June 30, 2025, is as follows:

	Cash Considerations	Third Anniversary Consideration Payment	Total
Balance, January 1, 2024	$2,889,792	$810,000	$3,699,792
Fair value adjustment	126,551	(488,000)	(361,449)
Balance, December 31, 2024	3,016,343	322,000	3,338,343
Fair value adjustment	114,960	(235,000)	(120,040)
Balance, June 30, 2025	$3,131,303	$87,000	$3,218,303

The fair market value of the Abaca third anniversary payment consideration was determined using the Monte Carlo Simulation. The valuation was performed by the Company as of June 30, 2025, and by a third-party prior for prior periods.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants, public warrants, third anniversary payment consideration and Abaca warrants as of their measurement dates:

	June 30, 2025	December 31, 2024

Stock price	$2.17	$4.29
Payment date	10/15/2025	10/15/2025
Third anniversary consideration	$1,500,000	$1,500,000
Risk free interest rate	4.4%	4.2%
Market discount rate	5.8%	5.8%
Remaining term in years	0.25	0.75
Expected volatility	82.8%	86.2%

Note 4 - Goodwill and Finite-lived Intangible Assets

Goodwill

The Company recorded a full impairment of its goodwill and Finite-lived intangible assets, derived predominately from the Abaca Merger, as of December 31, 2024. As a result, no impairment charges have been recognized for the three and six months ended June 30, 2025 and June 30, 2024, respectively.

Finite-lived intangible assets

The Company reviews its finite-lived intangible assets for impairment at least annually on December 31 unless any events or circumstances indicate it is more likely than not that the fair value of the finite-lived intangible assets is less than its carrying value.

As of June 30, 2024, the Company did not perform an interim impairment assessment of its assets, as no triggering events were identified. Accordingly, no additional impairment charges were recognized during the reporting period. During the year ended December 31, 2024, amortization expense and impairment of finite-lived intangible assets were $630,863 and $3,090,881, respectively,

In accordance with the Company’s established policy, an annual impairment review of finite-lived intangible assets was conducted on December 31, 2024. The recoverability test compared the sum of estimated undiscounted future cash flows of the asset group to its carrying amount. As the undiscounted cash flows were determined to be lower than the carrying amount, the Company performed a fair value assessment using a Discounted Cash Flow analysis. The results indicated that the fair value of the asset group was below its carrying amount, leading to full impairment charges of $0.05 million for market-related intangible assets, $0.05 million for customer relationships, and $2.99 million for developed technologies.

As a result, no amortization or impairment charges have been recognized for the three and six months ended June 30, 2025.

Note 5 - Loans Receivable

The Company’s loans receivable, which is classified as held for sale as of June 30, 2025, is comprised of a commercial real estate loan and is stated at the lower of cost or fair value. As of June 30, 2025, and December 31, 2024, the loan is performing, with no allowance for credit losses recorded.

The following table summarizes the commercial real estate loans receivable balances:

	June 30, 2025	December 31, 2024
Commercial real estate loans receivable, gross	$385,642	$392,186
Allowance for credit losses	-	-
Transferred to held for sale	(385,642)	-
Commercial real estate loans receivable, net	-	392,186
Current portion	-	(13,332)
Non-current portion	$-	$378,854

The Company’s loan receivable was sold to PCCU in July 2025. The Company reflected this asset as held for sale in the condensed consolidated unaudited balance sheet.

See Note 19, Subsequent Events for the sale of the commercial real estate loan to PCCU

Note 6 - Indemnification Liability

As per the Amended PCCU CAA, see Note 8 Related Party, effective December 31, 2024, the Company no longer serves as a guarantor of credit losses to PCCU, accordingly the indemnity liability on loans funded by PCCU was reduced to $0 as of December 31, 2024.

Prior to the Amended PCCA CAA, PCCU funded loans through a third-party vendor. SHF earned the associated interest and paid PCCU a loan hosting fee at an annual rate of 0.35% of the outstanding loan principal funded and serviced by PCCU, and 0.25% of the outstanding loan principal serviced by SHF. SHF had agreed to indemnify PCCU for losses on certain PCCU loans. The indemnity liability reflected SHF management’s estimate of probable credit losses inherent under the agreement as of the balance sheet date.

The provision for loan losses (benefit) consists of the following activity for the three months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Credit loss (benefit)	$-	$-	$-	$(248)	$(97,000)	$(97,248)

The provision for loan losses (benefit) consists of the following activity for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Credit loss (benefit)	$-	$-	$-	$(1,890)	$(164,145)	$(166,035)

Note 7 - Revenue

The Company disaggregated revenue by type for the three and six months ended June 30, 2025 and June 30, 2024 is as follows:

	Three Months Ended June 30
	2025	2024
Account fee income	$1,009,730	$1,681,596
Loan interest income	555,971	1,836,092
Investment income	260,403	500,617
Safe Harbor Program income	19,230	19,230
Total	$1,845,334	$4,037,535

	Six Months Ended June 30
	2025	2024
Account fee income	$2,082,195	$3,302,590
Loan interest income	1,096,193	3,472,848
Investment income	560,838	1,274,436
Safe Harbor Program income	38,460	38,460
Total	$3,777,686	$8,088,334

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

Loan interest income includes interest earned on both direct loans and loans under the PCCU CAA, which were indemnified until December 31, 2024. Following the elimination of the indemnification liability upon the execution of the amended PCCU CAA on December 31, 2024, the indemnified status was removed. Under the Amended PCCU CAA, the Company’s interest income on all loans with PCCU has been calculated using a loan yield allocation formula that incorporates the Constant Maturity US Treasury Rate from the Federal Reserve’s website, along with a proprietary risk rating formula to determine the fee split between the Company and PCCU.

Investment income is derived from interest earned on the daily deposit balances of cannabis businesses held with the Company’s financial institution partners and is recognized monthly based on the average net daily deposit balance.

Revenue from PCCU is as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Deposit, activity, onboarding income	$808,848	$1,206,922	$1,565,275	2,424,598
Investment income	260,387	435,238	552,823	1,166,663
Loan interest income	506,233	1,836,092	1,046,455	3,472,848
Total	$1,575,468	$3,478,252	$3,164,553	$7,064,109

Account fees associated from revenue from PCCU were recorded under general and administrative expenses in the unaudited condensed consolidated statements of operations.

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2 025	2024	2025	2024
Account hosting fees	$288,232	$121,108	$591,744	$225,367
Investment hosting fees	-	117,620	-	277,721
Loan servicing fees	-	36,156	-	72,057
Total	$288,232	$274,884	$591,744	$575,145

Note 8 - Related Party Transactions

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

The PCCU CAA includes procedures to be followed in the event of a loan default to ensure that neither the Company nor PCCU takes title to, or possession of, any cannabis-related assets, including real property that may have served as collateral for loans funded by PCCU under the agreement. A default by either the Company or PCCU occurs in the event of bankruptcy, insolvency, or an inability to pay debts in the ordinary course of business. If a default occurs, no services will be provided under the agreement.

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

Additionally, until December 31, 2024, the Company was obligated under the PCCU CAA to indemnify PCCU from certain default-related loan losses, as fully defined in the agreement.

Furthermore, the PCCU CAA outlined certain fees to be paid to the Company for specified account-related services, including cannabis-related income such as loan origination fees, interest income on CRB-related loans, participation fees, servicing fees, investment income, account activity fees, processing fees, and other revenue. These fees were set at $26.08-$28.69 in 2024.

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

The Amended PCCU CAA extends the term through December 31, 2028, with automatic renewals every two years unless terminated with 12 months’ notice.

The key changes under the Amended PCCU CAA compared to the CAA include:

●	The indemnification obligations have been eliminated, meaning the Company is no longer required to indemnify PCCU for any loan-related losses under either the original or future agreements.

●	The prior fee structure has been replaced by an asset hosting fee structure. Previously, the Company paid various fees to PCCU, including per-account servicing, investment hosting, and loan servicing fees. Under the new structure, the Company will pay a fixed asset hosting fee calculated as 0.01 multiplied by the average daily balance of account relationships generated by the Company, divided by the number of days in the year, and multiplied by the number of days in the applicable month.

●	Provides the Company with all investment income earned on CRB funds invested on its behalf by PCCU, effectively eliminating the investment hosting fees that were previously payable.

●	The Company’s interest income on all loans with PCCU are now calculated using a loan yield allocation formula that incorporates the Constant Maturity US Treasury Rate from the Federal Reserve’s website, along with a proprietary risk rating formula to determine the fee split between the Company and PCCU. Before the amendment, the Company received the entire interest income from the loan and was responsible for paying loan servicing fees of 0.25% of the loan balance. The amendment removes the loan servicing fees and indemnification liability, while introducing the interest income split between the Company and PCCU.

●	There are penalties charged to the Company if it fails to maintain the agreed Loan-to-Share (LTS) Ratio. If the LTS Maximum (60%) is over for over 90 days, the asset hosting fee increases from 1.00% to 1.10% of the average daily balance (ADB) until compliance is restored. If the LTS Minimum (27.5%) is breached, the Company must pay a quarterly adjustment fee based on the shortfall. Additionally, if the LTS Ratio exceeds 100% for 90 days, the Company incurs an interest charge at the Federal Funds Rate + 120 bps, calculated daily and paid monthly.

As of June 30, 2025, the Company’s incremental loan capacity was approximately $6.2 million. The lending capacity limit is based upon an average 30 day CRB daily average related deposits.

The following represents related party balances due from and owed with PCCU as of June 30, 2025 and December 31, 2024 that are on the balance sheet are as follows:

	June 30, 2025	December 31, 2024
Accounts receivable	$582,855	$968,023
Accounts payable	164,917	75,608
Senior Secured
Promissory Note, see Note 9	10,748,408	11,004,173

Of the $247,318 and $2,324,647 of cash and cash equivalents on June 30, 2025 and December 31, 2024, respectively, $235,993 and $2,202,895 of the cash and cash equivalents, respectively, were held in deposit accounts at PCCU.

Note 9- Senior Secured Promissory Note

The Senior Secured Promissory Note is as follows:

	June 30, 2025	December 31, 2024
Senior Secured Promissory Note -current	$-	$255,765
Senior Secured Promissory Note -long-term	10,748,408	10,748,408
Total	$10,748,408	$11,004,173

On March 29, 2023, the Company and PCCU entered into definitive transaction documents to settle and restructure the deferred obligation following the Business Combination under which the Company has issued the five-year Senior Secured Promissory Note (the “PCCU Note”) in the principal amount of $14,500,000 bearing interest at 4.25% and a Security Agreement. PCCU has a security interest in substantially all of the Company’s assets.

The PCCU Note amount was to be paid in 54 installments of $295,487 each, covering both principal and interest, starting from November 5, 2023. For the period between March 29, 2023, and October 5, 2023, the Company had paid only the interest portion.

On January 29, 2025, the Company and PCCU agreed to a Letter Agreement to defer principal payments on the PCCU Note for February and March 2025, with interest payments continuing. On March 1, 2025, the Company entered into the Amended PCCU Note, replacing the original note dated March 29, 2023, and the letter agreement. The Amended PCCU Note has a principal balance of $10,748,408, accruing interest at 4.25% annually, with interest-only payments until January 5, 2027, and full repayment by October 5, 2030. The agreement maintains PCCU’s first-priority security interest and on an annual basis a covenant for debt-service coverage ratio of 1.4 to 1.0.

On an annual basis, the Company is required to assess debt covenants. In the event of a payment default, and if such default is not cured within the applicable grace period, PCCU may exercise its rights under the security agreement, which could include accelerating the debt and pursuing remedies that could materially and adversely affect the Company’s operations and financial position.

The repayment schedule for the outstanding principal balance as on June 30, 2025, is as follows:

For The Year Ended December 31,	Amount
2025	$-
2026	-
2027	697,614
2028	790,592
2029	826,047
2030	8,434,155
Total	$10,748,408

Note 10. - Leases

The Company has a non-cancellable operating lease for its corporate office space in Golden, Colorado which qualifies for capitalization under ASC 842 Leases. The Company did not renew the lease, for Little Rock, Arkansas location. As of June 30, 2025, the Golden, Colorado lease has a remaining term of approximately four years and includes an option to extend for up to ten additional years; however, the extension option is not recognized as part of the right-of-use asset as it is not reasonably certain to be exercised. The Company has elected not to capitalize leases with terms of one year or less. As of June 30, 2025, and December 31, 2024, the net right-of-use asset “ROU” recorded under the operating lease was $625,355 and $703,524, respectively, and the corresponding lease liability was $794,493 and $874,834, respectively.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Total lease cost for the three and six months ended June 30, 2025 and June 30, 2024, included in unaudited condensed consolidated statements of operations, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$63,185	$64,198	$124,191	$133,635

The following represents the activity for the Company’s operating lease:

	June 30, 2025	December 31, 2024
ROU assets that are related to lease properties are presented as follows:
Beginning balance	$703,524	$859,861
Amortization charge for the period	(78,169)	(156,337)
Ending balance	$625,355	$703,524

Other information relating to the operating lease is as follows:

Weighted average remaining lease term in years	4.0	2.4
Weighted average discount rate	6.9%	6.9%

Future minimum lease payments as of June 30, 2025 and December 31, 2024 are as follows:

Year	June 30, 2025	December 31, 2024
2025	$109,143	$217,925
2026	222,275	222,275
2027	226,705	226,705
2028	231,216	231,216
2029	117,709	117,709
Total future minimum lease payments	907,048	1,015,830
Less: Imputed interest	112,555	140,996
Operating lease liabilities	794,493	874,834
Less: current portion	174,319	161,952
Non-current portion of lease liability	$620,174	$712,882

Note 11 - Earnings Per Share

Basic net income (loss) per common share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income per share is computed by dividing the net income (attributable to common stockholders) by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted income per share calculation, the Company uses the “if-converted method” method for preferred stock and convertible debt and the “treasury stock method” method for warrants and options. If the Company has a net loss, dilutive securities have been excluded from the computation of diluted net loss per share.

For The Three Months Ended June 30.	2025	2024
Net (loss) income	$(930,715)	$941,527
Weighted average shares outstanding – basic	2,826,468	2,771,550
Basic net (loss) income per share	$(0.33)	$0.34
Net (loss) income	$(930,715)	$941,527
Weighted average shares outstanding – diluted	2,826,468	2,824,273
Diluted net (loss) income per share	$(0.33)	$0.33

For the Six Months Ended June 30,	2025	2024
Net (loss) income	$(1,757,914)	$2,991,203
Weighted average shares outstanding – basic	2,806,841	2,766,086
Basic net (loss) income per share	$(0.63)	$1.08
Net (loss) income	$(1,757,914)	$2,991,203
Weighted average shares outstanding – diluted	2,806,841	2,818,809
Diluted net (loss) income per share	$(0.63)	$1.06

Weighted Average Shares Calculation – Basic	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighed average shares	2,826,468	2,771,550	2,806,841	2,766,086

Weighted Average Shares Calculation – Diluted	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares used in computation of basic (loss) income per share	2,826,468	2,771,550	2,806,841	2,766,086
Shares to be issued to Abaca shareholders	-	37,500	-	37,500
Restricted stock	-	10,783	-	10,783
Conversion of preferred stock	-	4,440	-	4,440
Total	2,826,468	2,824,273	2,806,841	2,818,809

Certain share-based equity awards and warrants were excluded from the computation of dilutive earnings per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards that were excluded.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares to be issued to Abaca shareholders	37,500	-	37,500	-
Stock options	160,841	114,204	160,841	114,204
Restricted stock	1,448		1,448
Conversion of preferred stock	4,440		4,440
Warrants	639,329	639,329	639,329	639,329
Total	843,558	753,533	843,558	753,533

Excluded from the computation of income (loss) per share is the Series A Convertible Preferred Stock. The shareholders are entitled to receive dividends on shares of Series A Convertible Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Series A Convertible Preferred Stock.

Note 12 - Forward Purchase Agreement

On June 16, 2022, the Company entered into a Forward Purchase Agreement (“FPA”) with Midtown East Management NL, LLC (“Midtown East”), which subsequently assigned obligations to purchase in aggregate 190,243 shares of Common Stock each to Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”) through assignment and novation agreements (collectively the “FPA Holders”). Under the FPA, the FPA Holders agreed not to exercise their stock redemption rights in exchange for $7.6 million payable in stock or cash at the option of the Company on or before September 28, 2025 (the “FPA Liability”). The current value of the FPA Liability is reflected on the unaudited condensed consolidated balance sheet as the “forward purchase derivative liability,” and is reduced by certain pre-maturity sales of the Common Stock executed by the FPA Holders.

The FPA provides the Company with the right to receive the Reset Price, which is $25.00 per share as of June 30, 2025, if the FPA Holders elect to sell their shares prior to the agreement’s maturity on September 28, 2025. Upon sale, the FPA Holders are required to remit the Reset Price per share sold to the Company, and they retain any proceeds in excess of the Reset Price. If the shares are not sold before maturity, the Company will receive the shares back. The Company does not have control over the timing of any share sales and does not share in any price appreciation.

The Reset Price is subject to monthly downward adjustment to the lowest of (a) the prior Reset Price, (b) $200.00, and (c) the volume-weighted average price (“VWAP”) of the Company’s shares over the ten most recent trading days of the prior month, but not below $100.00. Additionally, if the Company issues shares or convertible securities at a price lower than the then-current Reset Price, the Reset Price is adjusted to match that lower offering price. As of June 30, 2025, the Reset Price is $25.00.

If the FPA Holders sell shares prior to maturity, the Company will receive $25.00 per share sold. On March 31, 2025, the Company’s stock closed at $4.2945 per share. No shares have been sold by the FPA Holders during the six months ended June 30, 2025. Management now believes it is highly improbable that the FPA Holders will sell any shares prior to the September 28, 2025, settlement date, as selling is not in their best interest. During the three months ended March 31, 2025, the Company reclassified the forward purchase receivable balance to additional paid-in capital, as the arrangement met the conditions for equity classification under ASC 815-40 and ASC 480.

The reconciliation statement of the Common Stock held by the FPA holders is as follows:

	Vellar		Midtown East		Verdun		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
As on December 31, 2024	48,560	$1,214,005	75,896	$1,897,405	58,912	$1,472,811	183,368	$4,584,221
Less: Shares sold during the six months ended June 30, 2025	-	-	-	-	-	-	-	-
Less: Reclassification to additional paid-in capital for the six months ended June 30, 2025	-	(1,214,005)	-	(1,897,405)	-	(1,472,811)	-	(4,584,221)
Total	48,560	$-	75,896	$-	58,912	$-	183,368	$-

Note 13 -Warrant Liabilities

Public and Private Placement Warrants

As of June 30, 2025, and December 31, 2024, the Company had 287,500 public warrants and 13,205 private placement warrants, outstanding, respectively, each with an adjusted exercise price of $230 per share.

The public and private placement warrants may only be exercised for a whole number of Common Stock.

The public and private placement warrants are exercisable and expire on September 28, 2027, or earlier upon redemption or liquidation.

No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

Redemption of warrants will become effective when the price per share of Common Stock equals or exceeds $360.00, per share. Once the warrants become redeemable, the Company may redeem the warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Common Stock equals or exceeds $360.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Common Stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrant becomes redeemable by the Company, the Company may exercise its redemption rights; this is also the case if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

The private placement warrants are identical to the public warrants, except that the private placement warrants and the Common Stock issuable upon the exercise of the private placement warrants were not transferable, assignable or saleable, subject to certain limited exceptions. Additionally, the private placement warrants are exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

PIPE Warrants

As of June 30, 2025 and December 31, 2024, the Company had 51,125 PIPE warrants outstanding.

The PIPE warrants have an adjusted exercise price of $100.00 per share of Common Stock to be paid in cash except if the shares underlying the warrants are not covered by an effective registration statement after the six-month anniversary of the closing date, in which case cashless exercise is permitted. The PIPE Warrants are also subject to adjustment for other customary adjustments for stock dividends, stock splits and similar corporate actions. The PIPE Warrants are exercisable for a period of five years following the Closing, or September 28, 2027. After the exercise of a PIPE Warrant, the Company may be required to pay certain penalties if it fails to deliver the Common Stock within a specified period of time.

Abaca Warrants

As of June 30, 2025, and December 31, 2024, the Company had 250,000 Abaca warrants to purchase common stock.

The 250,000 Abaca warrants have an exercise price of $40.00 per share of Common Stock to be paid in cash. An Abaca Warrant may be exercised only during the period commencing 1 year of the Effective Date and terminating five (5) years from the effective date of the registration statement. The Company may, in its sole discretion, settle the Abaca Warrant when exercised, in whole or in part, in cash in lieu of issuing shares of common stock underlying the Warrant. The Company may elect to pay the Registered Holder in cash in the amount equal to the difference between the fair market value of the Company’s Common Stock on the date of exercise and the warrant price of $40.00 multiplied by the number of shares of Common Stock. The Company commits to promptly registering shares of Common Stock issued upon Abaca Warrant exercises if required by law, ensuring these shares can be sold without restrictions. This registration must be filed within 45 days of receiving a notification of such a requirement, with failure to do so constituting a default. The Company will endeavor to keep the registration effective until the Warrants expire. If the registration is not effective within one year, Abaca Warrant holders may exercise their Warrants on a cashless basis, receiving shares based on a defined fair market value calculation. This process aims to facilitate the straightforward and lawful exercise of the Abaca Warrants, ensuring the shares issued are readily tradable without the need for restrictive legends.

Note 14 - Financial Instruments

The Company uses fair value measurements to record adjustments to certain financial assets and liabilities on a recurring basis. The Company may be required to record certain assets at fair value on a nonrecurring basis in specific circumstances, such as evidence of impairment. Methodologies used to determine fair value might highly be subjective and judgmental in nature; therefore, valuations may not be precise. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period.

There were no assets or liabilities recorded at fair value on a nonrecurring as of June 30, 2025 and December 31,2024

The following tables present the carrying amounts and fair values of financial instruments on a non-recurring basis, by the level of valuation inputs in the fair value hierarchy, as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash	$247,318	$247,318	$247,318	$-	$-
Assets held for sale	385,642	384,527	384,527	-	-
Liabilities
Deferred consideration	3,131,303	3,131,303	3,131,303	-	-
Senior Secured Promissory note	10,748,408	6,063,400	-	-	6,063,400
Public warrants	6,354	6,354	6,354	-	-
Private placement warrants	384	384	-	-	384
PIPE Warrants	4,440	4,440	-	-	4,440
Abaca Warrants	95,073	95,073			95,073
Third anniversary payment consideration	87,000	87,000	-	-	87,000
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

	December 31, 2024
	Carrying amount	Fair value	Fair value measurement using
			Level 1	Level 2	Level 3
Assets
Cash	$2,324,647	$2,324,647	$2,324,647	$-	$-
Forward purchase agreement	4,584,221	4,584,221	4,584,221	-	-
Loans	360,552	359,505	-	-	359,505
Liabilities
Deferred consideration	3,016,343	3,016,343	3,016,343	-	-
Senior Secured Promissory note	11,004,173	10,221,652	-	-	10,221,652
Public warrants	246,445	246,445	246,445	-	-
Private placement warrants	9,632	9,632	-	-	9,632
PIPE Warrants	79,512	79,512	-	-	79,512
Abaca Warrants	1,024,900	1,024,900	-	-	1,024,900
Third anniversary payment consideration	322,000	322,000	-	-	322,000
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

The change in the liability measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value are presented in the following table:

	For the Six Months Ended June 30, 2025
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance, January 1, 2025	$79,512	$1,024,900	$9,632	$322,000	$7,309,580
Fair value adjustment	(75,072)	(929,827)	(9,248)	(235,000)	-
Balance, June 30, 2025	$4,440	$95,073	$384	$87,000	$7,309,580

	For the Year ended December 31, 2024
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance, January 1, 2024	$273,124	$3,384,085	$25,070	$810,000	$7,309,580
Fair value adjustment	(193,612)	(2,359,185)	(15,438)	(488,000)	-
Balance, December 31, 2024	$79,512	1,024,900	9,632	$322,000	$7,309,580

As of June 30, 2025 and on December 31, 2024, the fair market of the private placement warrants, PIPE warrants, and Abaca warrants were based on Black-Scholes Merton option pricing model. As of June 30, 2025, the fair market value of the Abaca third anniversary payment consideration was determined using a Monte Carlo Simulation. The valuation was performed by the Company as of June 30, 2025, and by a third-party prior for prior periods.

During the three and six months ended June 30, 2025, and June 30, 2024, there were no changes in the classification of financial instruments within Level 2 and Level 3 of the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants, public warrants, third anniversary payment consideration and Abaca warrants as of their measurement dates:

	June 30, 2025			December 31, 2024
	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants
Exercise price	$100.00	230.00	-	40.00	$100.00	230.00	-	40.00
Share Price	$2.17	$2.17	$2.17	$2.17	$9.00	$9.00	$9.00	$9.00
Expected term (years)	2.3	2.3	0.3	3.3	2.74	2.74	0.76	3.84
Volatility	113.3%	113.3%	82.8%	104.3%	103.00%	103.00%	103.00%	103.00%
Risk-free rate	3.7%	3.7%	3.7%	3.7%	4.26%	4.26%	4.26%	4.33%

The forward purchase derivative liability fair value, as of June 30, 2025, and December 31, 2024, was based upon the additional consideration payment of $40 per share and 183,369 shares due the holders. The reset price is $25 per share and there is a remote chance that the Company’s stock will be higher than such price.

Note 15 - Income Taxes

As of June 30, 2025, and December 31, 2024, the Company has net operating loss “NOL” of approximately $22.9 million and $20.4 million, respectively. The Company has fully reserved its deferred tax assets of $44.9 million and $44.4 million as of June 30, 2025, and December 31, 2024, respectively. The NOL can be carried forward indefinitely but limited to offset 80% of taxable income.

Pursuant to Section 382 of the Internal Revenue Code, changes in the Company’s ownership may limit the amount of its NOL carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. The Company has not performed a NOL limitation study. All of the Company’s income tax returns are subject to examination by the taxing authorities.

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of both December 31, 2024 and June 30, 2025, the Company has no unrecognized income tax benefits.

Note 16 - Stockholders’ Deficit

The Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-20 shares, that became effective on March 14, 2025.

Preferred Stock

The Company is authorized to issue 1,250,000 shares of preferred stock, with a par value of $0.0001 per share, with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2025, there were 111 shares of Convertible Preferred Stock issued and outstanding, and there were 111 shares of Convertible Preferred Stock issued and outstanding on December 31, 2024. The holders of preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal (on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $200.00 per share of Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Common Stock for the prior five trading days and (ii) $50.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price. Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders, the stockholders approved a reduction in the floor conversion price of the outstanding preferred stock from $40.00 per share to $25.00 per share.

Common Stock

The Company is authorized to issue up to 130,000,000 shares of Common Stock, with a par value of $.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 2,826,648 and 2,783,667 shares of Common Stock issued and outstanding, respectively. As of June 30, 2025 and December 31, 2024, 183,369 shares of Common Stock are held by the purchasers under the Forward Purchase Agreement dated June 16, 2022, by and among the Company and such purchasers.

2022 Equity Incentive Plan

The 2022 Equity Incentive Plan “the Plan” was approved by the Company’s stockholders on June 28, 2022. The 2022 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the six months ended June 30, 2025 and June 30, 2024. As of June 30, 2025, a total of 351,857 shares of common stock were authorized for issuance under the Company’s Plan, of which 179,884 shares remained available for future issuances. See Note 18, Subsequent Events, for a discussion on changes to the authorized shares under the Plan approved at the July 8, 2025, annual general meeting and stock options granted to the Audit Committee chairmen.

Stock Options

Stock options are awarded to encourage ownership of the Company’s Common Stock by employees and to provide incentives for employees to render services and to exert maximum effort for the success of the Company. The Company’s incentive stock options generally permit net-share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the administrator (person appointed by board to administer the stock plans) of the applicable plan. The Company’s stock options generally have a 10-year contractual term.

The assumptions used to determine the fair value of options granted in the six months ended June 30, 2025 using the Black-Scholes-Merton option model are as follows:

Dividend yield	-%
Risk-free interest rate	4.0 to 4.5%
Expected volatility	93.4 to 105.1%
Expected term in years	5.0 to 6.0

The assumptions used to determine the fair value of options granted in the six months ended June 30, 2024 using the Black-Scholes-Merton model are as follows:

Dividend yield	-%
Risk-free interest rate	3.62 to 4.23%
Expected volatility	100%
Expected term in years	6 to 6.5

A summary of the Company’s stock option activities and related information for the six months ended June 30, 2025 is as follows:

Stock Option	No. of Stock Option	Weighted-Average Grant Date Fair Value Per Stock Option	Weighted-Average Remaining Contractual Life (in Years)
Balance, January 1, 2025	105,090	$98.6	7.8
Granted	150,934	7.8	9.7
Forfeited	(95,183)
Balance, June 30, 2025	160,841	$32.7	9.0
Vested and expected to vest June 30, 2025	160,841	$32.7	9.0

The following options were outstanding as of June 30, 2025, at their respective exercise price:

Exercise Price Options Outstanding	June 30, 2025
$2.22	23,781
$6.30	5,731
$6.40	7,326
$8.00	32,700
$9.68	46,512
$31.20	10,466
$62.54	6,825
$133.40	27,500
Total	160,841

Stock compensation expense recognized for stock options for the three and six months ended June 30, 2025 was $23,666 and $764,914 Stock compensation expense recognized for stock options for the three and six months ended June 30, 2024 was $516,659 and $1,114,467, respectively.

As of June 30, 2025, there was $261,971 of unrecognized stock compensation expense related to stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.8 years based on vesting under the award service conditions.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the six months ended June 30, 2025 is as follows:

Restricted Stock Units	No. of RSU	Weighted-Average Grant Date Fair Value Per RSU	Weighted-Average Remaining Contractual Life (in Years)
Balance, January 1, 2025	8,583	$26.20	1.0
Exercised	(4,292)
Forfeited	(2,843)
Balance, June 30, 2025	1,448	$26.20	0.5

Stock compensation expense for RSU for the three and six months ended June 30, 2025 was $(2,702) $ and $21,550, respectively. Stock compensation expense for RSU for the three and six months ended June 30, 2024, was $35,478 and $70,955, respectively.

For the six months ended June 30, 2025 and June 30, 2024, the Company completed a net share settlement for 4,292 and 5,392, restricted shares on behalf of certain employees that participate in the Plan upon the vesting of the restricted shares pursuant to the terms of the Plan, respectively.  The net share settlement was in connection with income taxes incurred on restricted shares that vested and were transferred to the employees during the six months ended June 30, 2025 and June 30, 2024 which created taxable income for the employees.  At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company.  These transactions resulted in a decrease of $12,771 and $49,802 for the six months ended June 30, 2025 and June 30, 2024, to shareholders’ deficit on the unaudited consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

As of June 30, 2025, there was $19,098 of unrecognized stock compensation expense related to RSU. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately six months based on vesting under the award service conditions.

Note 17- Commitments and Contingencies

Contractual Commitments

The Company has an employment agreement with its Chief Executive Officer. Under the terms of the agreement, if the contract is not renewed or is terminated without cause, the Company is obligated to pay severance equal to the CEO’s then-current annual base salary, which is $360,000 as of June 30, 2025. The agreement also provides for an annual cash bonus opportunity of up to 100% of base salary, and for long-term incentive compensation, the terms of which are to be determined by the Board of Directors.

The Company is party to contractual obligations, including lease liabilities related to operating leases, and stipulated cash bonus arrangements with employees. These obligations are time-based and are reflected in the accompanying unaudited condensed consolidated financial statements. The Company expects to meet these commitments in the ordinary course of business.

Nasdaq Listing Compliance

The Company does not comply with the Nasdaq Capital Market “Nasdaq” continued listing standards. Furthermore, the Company does not meet the alternative criteria for continued listing, which are based on the market value of listed securities or net income from continuing operations. On April 7, 2025, the Company received a notice from Nasdaq indicating that it no longer meets the continued listing requirements. Specifically, the Company’s stockholders’ equity is below the minimum required stockholders’ equity of $2.5 million as stipulated by Nasdaq’s Listing Rule 5550(b)(1). A compliance plan was submitted to Nasdaq on May 22, 2025; Nasdaq confirmed receipt of our compliance plan but has provided no additional commentary as of the date of issuance of the financial statements. Management is making progress towards regaining compliance, however, there is no assurance that Management will be successful.

There can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future.

Legal and Related Matters

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. With respect to the cases described below, the Company evaluates the associated developments on a regular basis and accrues a liability when we believe a loss is probable and the amount can be reasonably estimated.

Abaca legal case in Denver

On October 17, 2024, the Company filed a declaratory judgment action in the Denver County District Court, Case No. 2024CV33187, against Daniel Roda, Gregory W. Ellis, and James R. Carroll (the “Defendants”), each of whom is a former shareholder of Rockview Digital Solutions, Inc. (d/b/a Abaca), which the Company acquired in October 2022. The action relates to a $3.0 million contingent merger consideration payment due under the merger agreement and its subsequent amendments. The Company initiated litigation to clarify the appropriate party authorized to receive the payment following internal disputes among the former Abaca shareholders.

On November 21, 2024, the Company deposited the $3.0 million payment into the registry of the Denver County District Court in accordance with a court-approved motion, and the funds remain held by the court pending resolution of the dispute.

On December 19, 2024, the Defendants filed a counterclaim against the Company alleging breach of contract and related causes of action, and a third-party claim was asserted against a member of the Company’s board of directors. As of the date of these financial statements, no trial date has been set, and the case remains in the pleading stage.

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

The Company is vigorously defending against the counterclaims and continues to monitor the proceedings and potential financial exposure. Based on the current status of the litigation, and in consultation with legal counsel, the Company has determined that no accrual for loss is required under ASC 450-20 as of June 30, 2025.

The Company made a settlement offer to a former employee related to certain employment matters and accrued $300,000 as of March 31, 2025. The settlement offer was accepted and finalized in the third quarter of 2025. Under the terms of the agreement the Company will pay $100,000 in cash over a 12-month period beginning in the third quarter of 2025. In addition, the Company issued 89,308 shares of Common Stock to the former employee, representing a $200,000 portion of the total settlement. Accordingly, in the third quarter of 2025, the Company expects to reduce the accrued liability by $200,000 to reflect the settlement of that portion through equity issuance.

Note 18 - Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2025, through the date the unaudited condensed consolidated financial statements were issued. Except as disclosed in the unaudited condensed consolidated financial statements previously and items below, there are no other events to report:

On July 7, 2025, in connection with the settlement with a former employee for $300,000, the Company issued 89,308 Common Stock, valued at $200,000, or $2.24 per share, see Note 17 Commitments and Contingencies.

On July 8, 2025, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Amended and Restated – 2022 Equity Incentive Pan (the “Plan”), which amended the Plan to (i) increase the number of shares that may be issued under the Plan from 351,857 to 626,749, (ii) provide for the annual automatic increase of such reserve in order to maintain an authorized amount of 15% of the total outstanding shares, and (iii) provide for an automatic increase of such reserve in the event of a Dilution Event (as defined in the Plan) in order to maintain an authorized amount of 10% of the total outstanding shares.

On July 31, 2025, Company entered into a purchase loan agreement with PCCU, for the sale of a $385,642 loan receivable recognized as an asset held for sale in the unaudited condensed consolidated balance sheet as on June 30, 2025. On July 31, 2025, the Company received $384,527 from PCCU.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, current deduction of domestic research expenses, increasing the limit of the interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance. The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements beginning in the quarter ending September 30, 2025.

On August 7, 2025, the Board of Director of the Company approved a grant of stock options to its Audit Committee Chair for 91,751 at an exercise price of $2.40 per share, respectively. The stock options vests immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this section to “we,” “us,” “our,” “SHF” or the “Company” refer to SHF Holdings, Inc. References to “management” refer to our officers and board of managers. The following discussion and analysis of our financial performance and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Founded in 2015 by Partner Colorado Credit Union (“PCCU”) (please see “Business Reorganization” below for a description of SHF’s organization), SHF’s mission is to provide access to reliable and compliant financial services for the legal cannabis, hemp, and related industries by enabling our Financial Institution customers to provide compliance driven banking, lending and other financial services to our Cannabis Related Business “CRB” clients.

Through our proprietary platform operating in 42 states and territories, SHF ensures our Financial Institution customers can compliantly provide the following banking related services to CRBs:

●	Business checking and savings accounts;

●	Cash management accounts;

●	Savings and investment options;

●	Commercial lending;

●	Courier services (via third-party relationships);

●	Remote deposit services;

●	Automated Clearing House (ACH) payments and origination; and

●	Wire payments.

Due to limited availability of payment and other banking solutions for the cannabis industry, most CRBs transact with high volumes of cash. Our fintech platform benefits CRBs and financial institutions by providing CRBs with access to financial institutions and financial institutions access to increased deposits with the comfort of knowing that those deposits have been compliantly monitored and validated. By facilitating the daily deposits of cash receipts between CRBs and financial institutions, the risks associated with high cash on hand are mitigated, creating a safer atmosphere for the CRB’s employees and the financial institutions at which the deposit accounts are held. Because the Company is not a financial institution, it does not hold customer deposits. All deposit accounts are held by the Company’s financial institution customers and all transmissions of funds to and from deposit accounts are handled directly by the financial institutions. In an industry with limited capital and financing options, we offer access to loan options at what we believe to be competitive rates, often with less punitive terms than the current industry average. Our financial institution customers offer loan options including senior secured debt and operating lines of debt. Collateral types include real estate, equipment, and other business assets. We also provide access to lending options for ancillary service providers serving the cannabis industry as these businesses also can have difficulty finding reliable financial services.

To ensure access to consistent and dependable banking access to our CRB clients, we provide our compliance, validation and monitoring services to financial institutions in a compliance driven environment ensuring strict adherence to the Bank Secrecy Act/FinCEN guidance and related anti money laundering provisions. Since inception, the Company has assisted in the processing of approximately $25.6 billion in cannabis related depository funds. Through its relationship with its financial institution clients, the Company has successfully navigated over 16 state and federal banking exams.

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

Results of Operations

Revenue

The Company generates interest and fee income through providing a variety of services to our financial institution customers to facilitate their banking services to CRBs including, among other things, Bank Secrecy Act and other regulatory compliance and reporting, marketing new CRBs clients and onboarding, responding to account inquiries, responding to customer service inquiries relating to CRB deposit accounts held at financial institution clients, and sourcing and originating loans. In addition, the Company provides these similar services and outsourced support to other financial institutions providing banking to the cannabis industry.

Operating Expenses

Operating expenses consist of compensation and benefits, professional services, rent expense, account hosting fees, advertising and marketing, and other general and administrative expenses.

Compensation and benefits consist of employee wages and associated benefits while professional services consist of legal, general consulting and accounting fees.

The Company reports provisions for credit losses on internally funded and indemnified loans. Prior to December 31, 2024, the Company indemnified PCCU against losses on sourced loans. The indemnification obligation ceased on December 31, 2024, when the Amended PCCU CAA took effect.

Three and Six Months June 30, 2025 As Compared To June 30, 2024

Revenue

The following is the revenue for the three and six months ended June 30, 2025 and June 30, 2024.

Three Months Ended June 30,	2025	2024	Change ($)	Change (%)
Account fee income	$1,009,730	$1,681,596	$(671,866)	(40.0)%
Loan interest income	555,971	1,836,092	(1,280,121)	(69.7)%
Investment income	260,403	500,617	(240,214)	(48.0)%
Safe Harbor Program income	19,230	19,230	-	0.0%
Total	$1,845,334	$4,037,535	$(2,192,201)	(54.3)%

Six Months Ended June 30,	2025	2024	Change ($)	Change (%)
Account fee income	$2,082,195	$3,302,590	$(1,220,395)	(37.0)%
Loan interest income	1,096,193	3,472,848	(2,376,655)	(68.4)%
Investment income	560,838	1,274,436	(713,598)	(56.0)%
Safe Harbor Program income	38,460	38,460	-	0.0%
Total	$3,777,686	$8,088,334	$(4,310,648)	(53.3)%

Account fee income consists of deposit account fees, activity fees and onboarding income. The Company receives a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis. The decrease in the account fee income was primarily attributable to the previously disclosed reduction in the average monthly ending deposit balance.

The following is the account fee income by financial institutions for the three and six months ended June 30, 2025 and June 30, 2024.

Three Months Ended June 30,	2025	2024	Change ($)	Change (%)
PCCU	$808,848	$1,241,183	$(432,335)	(34.8)%
Pacific Valley Bank	17,618	12,775	4,843	37.9%
Five Star Bank	-	144,126	(144,126)	(100.0)%
Others	183,264	283,512	(100,248)	(35.4)%
Total	$1,009,730	$1,681,596	$(671,866)	(40.0)%

Six Months Ended June 30,	2025	2024	Change ($)	Change (%)
PCCU	$1,565,275	$2,424,598	$(859,323)	(35.4)%
Pacific Valley Bank	38,012	20,373	17,639	86.6%
Five Star Bank	(16,389)	263,388	(279,777)	(106.2)%
Other	495,297	594,232	(98,935)	(16.7)%
Total	$2,082,195	$3,302,591	$(1,220,396)	(37.0)%

The following is the hosting fee by financial institutions for the three and six months ended June 30, 2025 and June 30, 2024.

Three Months Ended June 30,	2025	2024	Change ($)	Change (%)
PCCU	$288,232	$121,108	167,124	138.0%
Pacific Valley Bank	4,648	4,002	646	16.1%
Five Star Bank	-	17,409	(17,409)	(100.0)%
Total	$292,880	142,519	$150,361	105.5%

Six Months Ended June 30,	2025	2024	Change ($)	Change (%)
PCCU	$591,744	$225,367	$366,377	162.6%
Pacific Valley Bank	12,266	5282	6,984	132.2%
Five Star Bank	(2,795)	33,701	(36,496)	(108.3)%
Total	$601,215	$264,350	$336,865	127.4%

Account hosting fees increased in the three ended and six months ended June 30, 2025 compared to 2024, primarily due to the amendment. In 2024, PCCU charged a monthly per-account fee ranging from $25.32 to $27.85 for accounts hosted on their platform. In contrast, under the Amended CAA in 2025, the Company pays PCCU a fixed asset hosting fee calculated as 0.01 multiplied by the average daily balance of account relationships generated by the Company, divided by the number of days in the year, and then multiplied by the number of days in the applicable month. This new asset hosting fee replaced the prior Investment Hosting Fee and Loan Hosting Fee, as described below. We anticipate that the new asset hosting fee will be more expensive than the disaggregated fees in the PCCU CAA.

The Company provides similar account services and outsourced support to other financial institutions that offer banking services to the cannabis industry. These services are provided under the Safe Harbor Master Program Agreement.

Investment Income

Some of the Company’s financial institutions pay us interest on daily account balances as per the rates outlined in the agreements. The decrease in investment income was primarily attributable to a reduction in average daily deposit balances.

During 2024, under the terms of the PCCU CAA, the Company paid a hosting fee equal to 25% of the investment income generated from PCCU-related funds. For the three months and six months ended June 30, 2024, PCCU’s contribution to investment income totaled $435,238 and $1,166,663, resulting in $117,620 and $277,721 investment hosting fees. These fees were recorded under general and administrative expenses in the unaudited condensed consolidated statements of operations.

In contrast, under the Amended PCCU CAA effective December 31, 2024, the Company is no longer required to pay investment hosting fees to PCCU. For the three months ended and six months ended June 30, 2025, PCCU’s contribution to investment income was $260,387 and $552,823.

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

The reduction in loan interest income for the period is mainly attributed to the implementation of the new formula and the removal of the indemnification structure. According to the Amended CAA, the Company’s interest income on all loans with PCCU is now calculated using a loan yield allocation formula. This formula takes into account the Constant Maturity US Treasury Rate from the Federal Reserve’s website, along with a proprietary risk rating formula to determine the fee split between the Company and PCCU. Prior to the amendment, the Company retained the full interest income from the loans and was responsible for paying loan servicing fees of 0.25% of the loan balance. The amendment eliminates both the loan servicing fees and indemnification liability, while introducing the new interest income split between the Company and PCCU. The interest income split, given the current portfolio of loans, and using the loan yield allocation formula is approximately 39% in favor of the Company, the remainder is retained by PCCU. The interest income split will vary depending on changes to the loan portfolio.

For the three months and six months ended June 30, 2025, the Company recognized $506,233 and $1,046,455 in loan interest income attributable to PCCU activities. In comparison, for the three months and six months ended June 30, 2024, the Company recognized $1,836,092 and $3,472,848 in loan interest income from the same activities. Related expenses for the 2024 period included $36,156 and $72,057 in loan servicing fees, in accordance with the PCCU CAA, which were reported under general and administrative expenses in the unaudited condensed consolidated statements of operations.

Operating Expenses

Three Months Ended June 30,	2025	2024	Change ($)	Change (%)
Compensation and employee benefits	$1,583,051	$2,264,931	$(681,880)	(30.1)%
General and administrative expenses	457,803	1,001,764	(543,961)	(54.3)%
Professional services	712,337	503,727	208,610	41.4%
Rent expense	63,185	64,198	(1,013)	(1.6)%
Provision (benefit) for credit losses	-	(97,248)	97,248	(100.0)%
Total	$2,816,376	$3,737,372	$(920,996)	(24.6)%

Six months Ended June 30,	2025	2024	Change ($)	Change (%)
Compensation and employee benefits	$2,955,532	$4,544,969	$(1,589,437)	(34.9)%
General and administrative expenses	1,448,629	1,985,984	(537,355)	(27.0)%
Professional services	2,211,871	964,677	1,247,194	129.3%
Rent expense	124,191	133,635	(9,444)	(7.1)%
Provision (benefit) for credit losses	-	(166,035)	166,035	(100.0)%
Total	$6,740,223	$7,463,230	$(723,007)	(9.7)%

For the three months ended June 30, 2025, as compared to June 30, 2024, the Company reduced operating expenses by $920,996, or 24.6%. For the six months ended June 30, 2025, as compared to June 30, 2024, the Company reduced operating expenses by $723,007 or 9.7%. The Company implemented a business plan that included a reduction of expenses to save cash, refer to management’s plan related to going concern, Note 2 to the accompanying financial statements.

For the three months ended June 30, 2025, compared to the same period in 2024, the Company reduced compensation and employee benefits by $681,880, or 30.1%. This decrease was primarily driven by reduction in stock compensation expense of $700,000 which is offset by $100,000 for an amount accrued for an amount owed to a former employee. For the six months ended June 30, 2025, compared to the same period in 2024, compensation and employee benefits declined by $1,589,437, or 34.9%, including $833,000 in savings from headcount reductions and a $861,000 reduction in stock compensation expense, offset by $100,000 for an accrual for an amount owed to a former employee. Compensation and employee expenses should continue to decline in the third quarter ending September 30, 2025 with a full effect of the headcount reductions taken during the quarter ended June 30, 2025.

For the three months ended June 30, 2025, as compared to June 30, 2024, there was a decrease in general and administrative expense of $543,961, or 54.3%. The decrease is primarily related to a decrease of $271,000 from franchise taxes, a decrease of $191,000 for amortization of intangible assets, and a decrease in marketing expenses of $41,000. For the six months ended June 30, 2025, as compared to June 30, 2024, there was a decrease in general and administrative expense of $537,355, or 27%. The decrease was primarily attributed to a franchise taxes of $271,000, and a decrease in marketing expenses of $92,000.

For the three months ended June 30, 2025, as compared to June 30, 2024, there was an increase in professional services of $208,610, or 41.4%, The increase was attributed to legal fees associated with the Company’s litigation, For the six months ended June 30, 2025, as compared to June 30, 2024, there was an increase in professional services of $1,247,194, or 129.3%. The increase was attributed to legal fees associated with the Abaca legal case, non-cash stock compensation to directors, and a $200,000 legal settlement with a former employee, refer to Note 17 – Commitments and Contingencies for further details.

For the three months ended June 30, 2025, there was no credit loss (benefit) expense as compared to a credit loss (benefit) of $(97,248). For the six months ended June 30, 2025, there was no credit loss (benefit) expense as compared to a credit loss (benefit) of $(166,035). Effective with the Amended PCCU CAA, the Company is not indemnifying loans issued by PCCU.

Other Income / (Expenses)

Three Months Ended June 30,	2025	2024	Change ($)	Change (%)
Change in the fair value of deferred consideration	$(40,960)	$211,535	$(252,495)	119.4%
Interest expense	(115,341)	(168,830)	53,489	(31.7)%
Change in fair value of warrant liabilities	138,158	1,086,286	(948,128)	87.3%
	$(18,143)	$1,128,991	$(1,147,134)	101.6%

Six Months Ended June 30,	2025	2024	Change ($)	Change (%)
Change in the fair value of deferred consideration	$120,040	$396,070	$(276,030)	(69.7)%
Interest expense	(228,127)	(323,002)	94,875	(29.4)%
Change in fair value of warrant liabilities	1,254,240	2,341,773	(1,087,533)	46.4%
	$1,146,153	$2,414,841	$(1,268,688)	(52.5)%

Deferred consideration from the Abaca acquisition is classified as a derivative liability under ASC 815 and recorded at fair value, with periodic adjustments. Its value fluctuates based on factors such as the Company’s stock price, market volatility, risk-free interest rates, and amendments to the agreement. For the three months and six months ending June 30, 2025, the fair value of deferred consideration decreased by $252,495, of 119.4% and $276,030, or 69.7%. This decrease was predominantly due to a decline in the stock price which affected the fair value of the warrants and third anniversary payment.

Interest expense for the three and six months ended June 30, 2025, and June 30, 2024, primarily relates to the Senior Secured Promissory Note. For the three months ended June 30, 2025, interest expense decreased by $53,489, or 31.7%, compared to the same period in 2024, primarily due to principal repayments on the note. For the six months ended June 30, 2025, interest expense decreased by $94,875, or 29.4%, compared to the prior-year period, also driven by principal repayments on the Senior Secured Promissory Note.

The Company has warrant liabilities related to Public, Private Placement, PIPE, and Abaca Warrants, which may be settled in cash or stock at the option of the Company. The liabilities are subject to adjustments based on its fair value which is calculated by the Black Scholes Merton option pricing method and Monte Carlo Simulation method. Changes in the Company’s stock price primarily resulted in the decrease in fair market value.

Income Taxes

Income tax (benefit) expense for the three months ended June 30, 2025 was $(58,470) as compared to income tax of $487,627 for the three months ended June 30, 2024. Income tax (benefit) expense for the six months ended June 30, 2025 was $(58,470) as compared to an income tax expense of $48,742 for the six months ended June 30, 2024. The change in income tax (benefit) resulted in a reversal of estimated accrual.

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

EBITDA and Adjusted EBITDA have limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and both EBITDA and Adjusted EBITDA do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	EBITDA and Adjusted EBITDA do not reflect changes in our cash requirements for our working capital needs; and

●	EBITDA and Adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available to us.

Because of these limitations, you should consider EBITDA and Adjusted EBITDA alongside other financial performance measures, including net profit and our other GAAP results.

A reconciliation of net profit to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(930,715)	$941,527	$(1,757,914)	$2,991,203
Interest expense	115,341	168,830	228,127	323,002
Depreciation and amortization	1,077	194,790	2,518	390,499
Provision (benefit) for income taxes	(58,470)	487,627	(58,470)	48,742
EBITDA	(872,767)	$1,792,774	(1,585,739)	3,753,446

Other adjustments –
Credit loss (benefit) expense	-	(97,248)	-	(166,035)
Change in the fair value of warrants and forward purchase derivatives	(138,158)	(1,086,286)	(1,254,240)	(2,341,773)
Change in the fair value of deferred consideration	40,960	(211,535)	(120,040)	(396,070)
Stock compensation,	20,951	552,137	783,762	1,164,261
Deferred loan origination fees and costs	-	23,800	-	47,173
Adjusted EBITDA	$(949,014)	$973,642	$(2,176,257)	$2,061,002

Other Metrics

The Company monitors the following key metrics for its business operations.

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

Six Months Ended June 30,		2025	2024	Change	Change (%)
Average monthly deposit balance	(1)	$103,756,620	$125,852,436	$(22,095,816)	(17.6)%
Average Account fees	(2)	285,433	432,888	(147,455)	(34.1)%
Average active accounts	(3)	772	752	20	2.7%
Average account balance	(4)	134,400	167,283	(32,883)	(19.7)%
Average fees per account	(4)	370	576	(206)	(35.8)%

Three Months Ended June 30,		2025	2024	Change	Change (%)
Average monthly deposit balance	(1)	$101,463,819	$116,237,767	$(14,773,948)	(12.7)%
Average Account fees	(2)	276,586	431,399	(154,813)	(35.9)%
Average active accounts	(3)	762	760	2	0.2%
Average account balance	(4)	133,155	152,877	(19,722)	(12.9)%
Average fees per account	(4)	363	567	(204)	(36.0)%

(1)	2025 represents the average of the daily account balance for the three and six months therein; 2024 represents the average of the ending account balances for each of the three and six months therein.
(2)	Reported account activity fee revenue per month.
(3)	Represents the average of ending active accounts for each of the three and six months therein.
(4)	See below section – s for additional discussion of trends.

For the three months and six months ended June 30, 2025, there was an increase in the average number of accounts; however, the average monthly balance and fees declined due to a reduction in high value accounts compared to the three and six months ended June 30, 2024. The Company is focused on expanding its client base through various strategic partnerships, which is expected to drive growth in both account balances and fees in the upcoming quarters.

Liquidity, Capital Resources and Capital Resources.

Liquidity refers to our ability to meet expected cash obligations, including operating costs, interest payments, and general business expenditures. As of June 30, 2025, we had cash and cash equivalents of $247,318 and a net working capital deficit of $7,381,312. We also had an accumulated deficit of $122,513,459 and used cash of $1,815,338 in operating activities during the six months ended June 30, 2025.

Pursuant to ASC 205-40, Presentation of Financial Statements – Going Concern, we evaluated whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Based on current financial projections, we believe substantial doubt exists regarding our ability to continue as a going concern.

Management projects that the Company will not have sufficient liquidity to continue operations, including making required interest payments under the Amended PCCU Note, see Note 9), beyond October 2025. The total outstanding balance under the Amended PCCU Note is $10,748,408. xPCCU holds a senior security interest in all of the Company’s assets other than the NASDAQ listing. In the event of a payment default, and if such default is not cured within the applicable grace period, PCCU may exercise its rights under the security agreement, which could include accelerating the debt and pursuing remedies that could materially and adversely affect the Company’s operations and financial position.

The Company continues to experience reductions in depository activity, loan interest income, and fee revenue, as well as legal expenses related to ongoing shareholder and former employee litigation. These factors have further constrained liquidity and heightened the uncertainty surrounding our ability to sustain operations.

The Company entered into a purchase loan agreement with PCCU on July 31, 2025, for the sale of a loan receivable of $385,642 as of June 30, 2025 to PCCU. On July 31, 2025, the Company received $384,527 from PCCU for the sale of the loan, see Note 18, Subsequent Events.

Additionally, as of June 30, 2025, our stockholders’ deficit of approximately $17.9 million is $20.4 million below the $2.5 million minimum equity requirement for continued listing on The Nasdaq Capital Market under Rule 5550(b)(1). We received a deficiency notice from Nasdaq and submitted a compliance plan on May 22, 2025. Nasdaq confirmed receipt of the plan but has provided no additional commentary as of the date of issuance of the financial statements. There is no assurance that the Company will regain compliance within the allowed period.

Notwithstanding these financial conditions, the Company does not anticipate any material impact to services provided to its cannabis-related business (CRB) clients, whose deposits are maintained with the Company’s contracted financial institutions. However, these developments could ultimately result in changes to the Company’s ownership structure.

Management’s Plan Related to Going Concern

In response to the liquidity challenges and the existence of substantial doubt about the Company’s ability to continue as a going concern, management has implemented and is pursuing a series of initiatives intended to improve the Company’s financial condition and operating flexibility.

The Company has undertaken several operational and financial restructuring measures, including:

●	Strategic partnerships aimed at expanding its service offerings to cannabis-related businesses;

●	Renegotiating terms under its Amended PCCU Note;

●	Offering stock-based compensation in lieu of cash to conserve liquidity while continuing to attract and retain key personnel;

●	Restructuring its employee base to align staffing with current operating needs; and

●	Adjusting Board of Directors’ compensation to further align interests with shareholders through equity incentives.

In addition, the Company is actively engaged in discussions with potential investors, lenders, acquirers, investment banks, and strategic partners to secure additional capital through debt and equity financing or other strategic alternatives. Management is also exploring the potential use of its Nasdaq listing as part of a broader strategy that may include digital assets or treasury-related partnerships. These discussions remain preliminary, and no assurance can be given that any such transaction will materialize.

While these plans are factored and heighted to alleviate the conditions giving rise to the going concern uncertainty, there can be no assurance that they will be successfully executed, or that any financing will be secured on acceptable terms, or at all. If the Company is unable to implement these plans or obtain sufficient funding, it may be required to curtail operations or pursue other strategic alternatives. The Company is closely monitoring its cash flows, reducing discretionary expenditures, and prioritizing liquidity preservation while continuing to assess all available strategic options.

Management remains committed to executing its business plan while addressing the Company’s liquidity needs in a timely and prudent manner.

Cash Flows

For the six months ended June 30, 2025, the Company used $1,815,338 of cash in operating activities to fund its net loss of $1,757,914. Operating cash flow benefited from $783,762 in non-cash stock-based compensation and $532,761 generated through effective working capital management. For the six months ended June 30, 2024, the Company cash provided by operations was $2,704,637 primarily from a net income of $2,991,203, increases in changes in operating assets and liabilities $1,390,207, offset by non-cash expenses of $1,340,207.

For the six months ended June 30, 2025, and June 30, 2024, the Company generated cash from investing activities was $6,545 and $6,083 from the proceeds of loan, respectively.

For the six months ended June 30, 2025, and June 2024, the Company used from financing activities was $268,536 and $1,487,507 was primarily from the repayment of the senior secured promissory notes, respectively.

Critical Accounting Estimates

As of June 30, 2025, there were no significant changes in the application or the nature of accounting estimates that are considered critical in nature from those presented in our Annual Report on Form 10-K and Form 10-K/A.

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

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the six months ended June 30, 2025, the Company has identified material weaknesses within our internal controls over financial reporting. Refer to Item 4A of this document for additional details.

Related Party Relationships

PCCU is considered a related party as it holds a significant ownership interest in the Company, is our most significant financial institution customer, serves as the Company’s sole lending financial institution, is the counterparty to the PCCU Note, and is where we maintain the majority of the Company’s deposits. Refer to Note 8 Related Party Transactions, to the accompanying unaudited consolidated financial statements that describe the related party transactions.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, it was concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025, due to the material weaknesses described below. Considering these material weaknesses, we performed additional analysis as deemed necessary to ensure that our interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

The Company does not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, solely due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2025.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following are the material weaknesses over financial reporting identified by management:

●	Revenue Recognition: The Company is unable to support the completeness and accuracy of its activity fee income generated from deposits held at PCCU, as such activity fees are compiled from a system from which the Company does not have the ability to fully rely upon. As such, there is a potential that revenues recognized could have been misstated.

●	Accounting for Financial Instruments: The Company did not appropriately apply the guidance under ASC 470, Debt, in connection with the reclassification of the Amended PCCU Note. The PCCU Note, which was amended on March 1, 2025, met the criteria for classification as a non-current liability under ASC 470, but was incorrectly presented as a current liability in the Company’s financial statements. As a result, management deemed that remediation efforts related to previously reported matter relating to the accounting, disclosure and valuation of complex financial instruments unsuccessful.

●	Accounting for Forward Purchase Receivables: During the three months ended March 31, 2025, the Company did not appropriately reclassify the forward purchase receivables to additional paid-in-capital after certain conditions preventing its classification as equity were overcome. The Company did not have adequate documentation regarding the valuation of these receivables in accordance with the relevant accounting literature. This matter, corrected prior to issuance of the quarterly report, could have resulted in a misstatement in the valuation of the reported forward purchase receivables and additional paid-in-capital.

●	Going Concern: In applying ASC 205-40 and SEC Staff Accounting Bulletin No. 59 (Topic 1.M), management failed to recognize that substantial doubt about the Company’s ability to continue as a going concern existed as of the December 31, 2024. Management’s evaluation initially failed to be evaluated based on financial cash flow projections from the date the financial statements would be issued. This matter could affect the accuracy and completeness assertions related to the presentation of liquidity and going concern disclosures in the financial statements.

●	Information Technology: The Company did not regularly monitor, review, and restrict privileged user access to key financial applications, most significantly, the Jack Henry system utilized by PCCU which tracks account activity fees and the Company’s accounting system. Certain individuals, including the former Chief Financial Officer (CFO), retained unnecessary privileged access to these systems during the reporting period. Although audit logs confirm that no unauthorized transactions were executed and there is no evidence of intentional misuse of access, the presence of such elevated access created an environment where critical controls—particularly those relying on the segregation of duties—could have been overridden or bypassed.

●

Determination of stock compensation expense: During the three months ended March 31, 2025, the Company initially reversed all previously recognized stock compensation expense under ASC 718 related to stock options that were fully vested at the time of the employee’s contract termination. Further, the fair value of certain stock option awards was not calculated correctly. The Black-Scholes option pricing model contained incorrect inputs, specifically for the expected term and stock price. The error in recording stock-based compensation resulted from a material weakness in the management review process.

The Company has implemented a remediation plan for each of the matters listed above. Management is in the process of assessing the effectiveness of these remediation efforts. Such remediation efforts include replacing the former Chief Financial Officer with a Senior Vice President (SVP) Controller with substantial SEC Registrant experience, enhancing the support provided to the SVP Controller, and implementing enhanced technology security procedures. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. A failure to maintain effective internal controls over financial reporting could result in errors in its financial statements that could require the Company to restate past financial statements, cause the Company to fail to meet its reporting obligations and cause investors to lose confidence in the Company’s reported financial information, all of which could materially and adversely affect the Company.

Changes in Internal Control over Financial Reporting

Other than as noted above in, the June 30, 2025, material weaknesses, there were no changes in our internal control over financial reporting that occurred during six months ended June 30, 2025 covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, Management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows See Note 17, Commitment and Contingencies for legal matters to the accompanying Company’s consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required by this Item 1A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated October 31, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
2.2	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 16, 2022).
2.3	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
2.4	First Amendment to Second Amendment to Agreement and Plan of Merger Warrant Agreement and Lock-up Agreement (incorporated by reference to Exhibit 2.8 of the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed March 20, 2025).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, filed on June 2, 2021).
10.1	Amendment to Employment Agreement dated April 2, 2024 between the Company and James Dennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
10.2	Amendment to Employment Agreement dated April 2, 2024 between the Company and Donald Emmi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
31*	Certification of Principal Executive Officer and Principal Chief Financial Officer Pursuant to Securites and Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certificate of Principal Executive Officer and Principal Chief Financial Officer Pursuant to 18 U.S,C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 20022
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Terrance E. Mendez	Chief Executive Officer	August 14, 2025
Terrance E. Mendez	(Principal Executive Officer and Principal Accounting Officer)

