Form 10-Q
period 2025-09-30
SHF Holdings, Inc.
filed 2025-11-12
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 3,081,076 shares of the Company’s Class A Common Stock, par value $0.0001 per share, outstanding.

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

Forward-looking statements include statements with respect to the Company beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the discussion of the Company’s risks and uncertainties included under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on April 10, 2025 and April 30, 2025, respectively.

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

2

PART I – FINANCIAL INFORMATION

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$861,722	$2,324,647
Series B Convertible Preferred Stock proceeds receivable (Note 18 and 20)	5,913,200	-
Accounts receivable – trade	46,233	134,609
Accounts receivable – related party (Note 9)	665,143	968,023
Prepaid expenses (Note 18)	400,026	659,536
Accrued interest receivable	-	16,319
Forward purchase receivable	-	4,584,221
Short-term loans receivable	-	13,332
Other current assets	3,210,563	3,000,000
Total Current Assets	11,096,887	11,700,687
Loan receivable	-	378,854
Investment in preferred securities (Note 6)	1,500,000	-
Operating lease right-to-use asset (Note 12)	586,271	703,524
Prepaid expenses (Note 18)	465,996	412,500
Other assets	15,260	22,722
Total Assets	$13,664,414	$13,218,287

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$769,332	$140,723
Accounts payable-related party (Note 9)	177,066	75,608
Accrued expenses	881,741	1,301,378
Contract liabilities	25,212	28,335
Operating lease liability ( Note 12)	180,009	161,952
Senior secured promissory note- related party (Note 9 and 10)	-	255,765
Deferred consideration (Note 3)	3,258,868	3,338,343
Forward purchase derivative liability (Note 14)	-	7,309,580
Other current liabilities	38,485	72,836
Total Current Liabilities	5,330,713	12,684,520
Warrant liabilities	763,668	1,360,491
Senior secured promissory note – related party (Note 9 and 10)	-	10,748,408
Operating lease liability (Note 12)	573,422	712,882
Total Liabilities	6,667,803	$25,506,301
Commitment and Contingencies (Note 19)	-	-
Stockholders’ Equity (Deficit)
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 and 111 shares issued and outstanding on September 30, 2025, and December 31, 2024, respectively	-	-
Series B Convertible Preferred Stock, 35,000 authorized, shares, par value $.0001, 31,052 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	3	-
Class A Common Stock, $.0001 par value, 130,000,000 shares authorized, 2,915,956 and 2,783,667 issued and outstanding on September 30, 2025, and December 31, 2024, respectively	291	278
Additional paid-in-capital (Note 18)	129,330,268	108,467,253
Accumulated deficit	(122,333,951)	(120,755,545)
Total Stockholders’ Equity (Deficit)	6,996,611	(12,288,014)
Total Liabilities and Stockholders’ Deficit	$13,664,414	$13,218,287

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$1,833,770	$3,482,630	$5,611,456	$11,570,964

Operating Expenses:
Compensation and employee benefits	1,695,786	1,839,244	4,651,318	6,384,213
General and administrative expenses	856,389	929,406	2,305,018	2,915,390
Professional services	442,312	463,452	2,654,183	1,428,129
Rent expense	56,529	66,170	180,720	199,805
Provision (benefit) for credit losses	-	7,449	-	(158,586)
Total operating expenses	3,051,016	3,305,721	9,791,239	10,768,951
Operating income/ (loss) income	(1,217,246)	176,909	(4,179,783)	802,013
Other Income (Expenses)
Change in the fair value of deferred consideration	(40,565)	(68,811)	79,475	327,259
Interest expense	(252,640)	(161,716)	(480,767)	(484,718)
Gain on extinguishment of debt (Note 11 and 14)	3,336,213	-	3,336,213	-
Other issuance costs	(988,837)	-	(988,837)	-
Change in fair value of warrant liabilities	(657,417)	414,272	596,823	2,756,045
Total other income (expenses)	1,396,754	183,745	2,542,907	2,598,586
Net income (loss) before income tax	179,508	360,654	(1,636,876)	3,400,599
Income tax benefit (expense)	-	(6,837)	58,470	(55,579)
Net income (loss)	$179,508	$353,817	$(1,578,406)	$3,345,020
Weighted average shares outstanding, basic (Note 13)	2,907,219	2,775,068	2,839,557	2,769,103
Basic net income (loss) income per share (Note 13)	$0.06	$0.13	$(0.56)	$1.21
Weighted average shares outstanding, diluted	3,110,899	2,827,515	2,839,557	2,821,550
Diluted income (loss) per share	$0.06	$0.13	$(0.56)	$1.19

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	Preferred Stock		Series B Convertible Preferred stock Series		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance June 30 2025	111	$-	-	$-	2,826,648	$282	$104,654,006	$(122,513,459)	$(17,859,171)
Stock issuance for legal settlement	-	-	-	-	89,308	9	199,991	-	200,000
Issuance of Series B Convertible Preferred Stock and Series B Warrants, net of offering costs (Note 18)	-	-	31,052	3	-	-	23,880,140	-	23,880,143
Stock compensation cost (Note 18)	-	-	-	-	-	-	596,131	-	596,131
Net income	-	-	-	-	-	-	-	179,508	179,508
Balance September 30 2025	111	$-	31,052	$3	2,915,956	$291	$129,330,268	$(122,333,951)	$6,996,611

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)
Balance, June 30, 2024	111	$-	2,771,550	$277	$107,905,571	$(69,444,867)	$38,460,981
Issuance of common stock for marketing services	-	-	12,116	1	149,999	-	150,000
Issuance of restricted stock, net of tax	-	-	-	-	33,127	-	33,127
Stock compensation expense (Note 18)	-	-	-	-	354,535	-	354,535
Net income	-	-	-	-	-	353,817	353,817
Balance, September 30, 2024	111	$-	2,783,666	$278	$108,443,232	$(69,091,050)	$39,352,460

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders ‘Equity (Deficit)

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Preferred Stock		Series B Convertible Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024	111	$-	-	$-	2,783,667	$278	$108,467,253	$(120,755,545)	$(12,288,014)
Reclassification of forward purchase receivable	-	-	-	-	-	-	(4,584,221)	-	(4,584,221)
Issuance of restricted stock, net of tax (Note 18)	-	-	-	-	4,292	-	8,768	-	8,768
Stock issuance for legal settlement	-	-	-	-	89,308	9	199,991	-	200,000
Shares withheld for net share settlement	-	-	-	-	(1,421)	-	-	-	-
Issuance of Series B Convertible Preferred Stock and Series B Warrants, net of offering costs (Note 18)	-	-	31,052	3	-	-	23,880,140	-	23,880,143
Issuance of shares due to reverse stock split	-	-	-	-	40,110	4	(4)	-	-
Stock compensation expense (Note 18)	-	-	-	-	-	-	1,358,341	-	1,358,341
Net loss	-	-	-	-	-	-	-	(1,578,406)	(1,578,406)
Balance September 30 2025	111	$-	31,052	$3	2,915,956	$291	$129,330,268	$(122,333,951)	$6,996,611

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(deficit)
Balance, December 31, 2023	1,101	$-	2,728,169	$273	$105,924,859	$(71,569,821)	$34,355,311
Conversion of PIPE shares	(990)	-	39,600	4	866,245	(866,249)	-
Issuance of common stock for marketing services	-	-	12,116	1	149,999	-	150,000
Issuance of restricted stock, net of tax, net of share settlement	-	-	3,781	-	54,288	-	54,288
Stock compensation expense (Note 18)		-	-	-	1,447,841	-	1,447,841
Net income	-	-	-	-		3,345,020	3,345,020
Balance, September 30, 2024	111	$-	2,783,666	$278	$108,443,232	$(69,091,050)	$39,352,460

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,578,406)	$3,345,020
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,155	551,356
Stock compensation expense	1,379,880	1,502,129
Amortization of deferred origination fees	-	(75,135)
Non-cash interest on issuance of convertible notes	137,500	-
Operating lease	(4,150)	22,467
Gain on extinguishment of debt	(3,336,213)	-
Other non-cash issuance costs	800,000	-
Provision (benefit) for credit losses	-	(158,586)
Shares issued in settlement of a legal dispute	200,000	-
Income tax expense	-	36,562
Amortization of marketing expense issued with common stock	-	25,000
Change in the fair value of deferred consideration	(79,475)	(327,259)
Change in fair value of warrant	(596,823)	(2,756,045)
Changes in operating assets and liabilities:
Accounts receivable – trade	88,376	(115,882)
Accounts receivable – related party	302,880	1,128,677
Prepaid expenses	524,571	291,562
Accrued interest receivable	16,319	(1,824)
Other assets	(206,256)	81,975
Other current liabilities	(34,351)	12,574
Accounts payable	628,609	(92,114)
Accounts payable – related party	101,458	(470,722)
Accrued expenses	(697,326)	(220,930)
Contract liabilities	(3,123)	25,643
Net deferred indemnified loan origination fees	-	402,601
Net cash (used in) provided by operating activities	(2,353,375)	3,207,069
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Proceeds from loan repayments and sales	392,186	8,173
Net cash provided by investing activities	392,186	8,173
CASH FLOWS USED IN FINANCING ACTIVITIES:
Net share settlement for stock compensation expense	(12,771)	-
Proceeds from convertible debt	550,000	-
Proceeds from issuance of Series B Convertible Preferred Stock and Series B Warrants	216,800	-
Repayment of senior secured promissory note	(255,765)	(2,242,536)
Net cash provided by (used in) financing activities	498,264	(2,242,536)

Net increase (decrease) in cash, cash equivalents	(1,462,925)	972,706
Cash and cash equivalents – beginning of period	2,324,647	4,888,769
Cash and cash equivalents – end of period	$861,722	$5,861,475
Supplemental disclosure of cash flow information
Interest paid	$344,041	$416,852
Supplemental disclosure of non-cash investing and financial activities:
Reclassification of forward purchase receivable	$(4,584,221)	$-
Marketing expense settled by the issuance of common stock	$-	$125,000
Proceeds from the issuance of Series B Convertible Preferred Stock and Series B Warrants	$5,913,200	-
Shares issued in settlement of a legal dispute	$200,000	$-
Investment in Preferred Securities (Note 6)	$1,500,000	$-
Prepaid Consulting Contracts (Note 18)	$318,557	$-
Extinguishment of debt for equity (Note 10)	$10,748,409	$-
Equity issued to settle forward purchase derivative liability, (Note 18)	$7,309,580	$-
Exchange of convertible notes for Series B Convertible Preferred stock and Series B warrants, (Note 18)	$825,000	$-
Offering costs, associated with issuance of Series B Convertible Preferred Stocks and Series B Warrants (Note 18)	$427,087	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 - Organization and Business Operations

Business Description

SHF Holdings, Inc., the “Company” or “SHF” is based in Golden, Colorado and specializes in providing financial solutions designed to facilitate compliant banking and lending service on behalf of the financial institutions and cannabis related businesses “CRB” involved in the marijuana industry.

The Company facilitates a range of financial services through its financial institutions, customers using a proprietary technology platform for deposits and ongoing deposit activity compliance with banking regulations and regulators. These include access to business checking and savings accounts, cash management, commercial lending, courier services, remote deposit services, ACH payments, lending and wire payments. These services enable CRB’s to manage their finances effectively. The Company generates fee income, investment income, loan interest income by offering compliance services and lending to certain financial institutions serving the cannabis industry.

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

Refer to Note 2 to the Company’s financial statements contained in its Annual Report on Form 10-K and Form 10-K/A for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of these financial statements.

Basis of Presentation

The accompanying notes to the Company’s condensed unaudited interim financial statements have been prepared in accordance with the requirements of Accounting Standard Codification “ASC” ASC 270, Interim Reporting and Article 8 of Regulation S-X. To that extent, footnote disclosure which would substantially duplicate the disclosures contained in the Company’s latest audited financial statements has been omitted.

In the opinion of management, these condensed unaudited interim consolidated financial statements include all adjustments and accruals, consisting only of normal, recurring adjustments that are necessary for a fair statement of the results of all interim periods reported herein. The results of the interim periods are not necessarily indicative of the results expected for the year ended December 31, 2025.

Consolidation

The condensed unaudited condensed consolidated financial statements include the accounts of SHF Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, balances due from financial institutions, and investments with original maturities of three months or less.

Series B Proceeds Receivable (Note 20)

In connection with the issuance of Series B Convertible Preferred Stock on September 30, 2025, the Company raised gross proceeds of $6.3 million, which were fully collected by October 8, 2025. All proceeds were legally binding and collectible as of the unaudited condensed consolidated balance sheets as of September 30, 2025. In accordance with ASC 855-10 and SAB Topic 1.B.1, Pursuant to the Series B Convertible Preferred Stock Purchase Agreement (the “SPA”), the use of proceeds from this offering are only restricted from application toward the resolution or settlement of any existing or potential legal contingencies. The Company recorded in current assets in the accompanying unaudited condensed balance sheet, the amount due from these investors.

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

Revenue from interest on loans is recognized over the loan period as earned. Partner Colorado Credit Union (“PCCU”) utilizes a fixed percentage fee structure, under which the Company receives a share of interest income from CRB-related loans.

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

Compensation cost for service-based awards is recognized on a straight-line basis over the requisite service period. For performance-based awards, compensation cost is recognized only when it becomes probable that the performance condition will be achieved. The amount of compensation cost recognized reflects the Company’s best estimate of the number of awards expected to vest and is adjusted prospectively for changes in those estimates. Forfeitures are recognized as they occur. The Company estimates the fair value of each stock-based award on its measurement date using either the current market price of the stock or the Black-Scholes option valuation model, whichever is most appropriate. The Black-Scholes valuation model incorporates assumptions such as expected term of the instrument, volatility of the Company’s future share price, risk-free interest rate, future dividend yields, by reference to the underlying terms of the instrument, and the Company’s experience with similar instruments. Changes in assumptions used to estimate fair value could result in materially different results.

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

Concentration of Risk

Customers consist of financial institutions providing services to CRBs. Revenues are concentrated in the United States of America and with our largest customer PCCU, see Note 9..

Substantially all client deposits are maintained at PCCU, and all transmissions of funds to or from these deposit accounts are handled directly by PCCU.

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

Standards Pending to be Adopted

In November 2024, ASU 2024-03, Disaggregation of Income Statement Expenses, was issued and requires business entities to disaggregate certain income statement expense captions in the footnotes of the financial statements. Specifically, entities must provide disclosures that separately present expenses related to purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion (including depreciation, depletion, and amortization for oil and gas producing activities). While this ASU does not change the presentation of expense captions on the face of the unaudited condensed consolidated statements of operations, it requires detailed disclosures in the notes to the financial statements. The amendments are effective for the year beginning after December 15, 2026, and for interim periods within years beginning after December 15, 2027, with early adoption permitted. The Company will adopt this ASU prospectively and does not anticipate a material impact on its financial reporting as a result of adopting this ASU.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements and disclosures.

The Company will continue to monitor the development of these standards and intends to adopt them in accordance with their respective effective dates. Additional disclosures will be provided in future filings as the Company finalizes its assessment of these standards’ impacts.

Note 3 - Deferred Consideration

On November 11, 2022, the Company entered into the first Amendment to the Merger Agreement with Rockview Digital Solutions, Inc. (“Abaca”) and other parties. The Merger Agreement included a $30 million payment through a mix of cash and stock, including $9 million in cash over three annual installments and 105,000 Class A Common Stock (“Common Stock”), alongside deferred stock considerations based on a 10-day volume weighted average price (“VWAP”) formula.

A Second Amendment to the Merger Agreement, dated October 26, 2023, introduced deferred stock consideration of 291,791 shares of Common Stock at a recalculated value of $40.00 per share. No changes were made to the cash payments. Additionally, 250,000 stock warrants at $40.00 per share were issued, and a third-anniversary consideration payment of $1.5 million due October 5, 2025 was introduced, payable in cash or Common Stock with a floor value of $40.00 per share, at the Company’s discretion. The Company issued 37,517 unregistered shares of Common Stock in lieu of cash, computed using the floor value on October 3, 2025. On October 21, 2025, the Company filed Form S-1 to register the 37,517 shares of Common Stock issued on October 3, 2025 and the 250,000 common shares underlying the Abaca warrants to purchase Class A Common Stock with an exercise price of $40.00 per share.

The second annual payment of $3 million that was due on October 5, 2024 is being held by the registry of the Denver County District Court in accordance with a court-approved motion described further in Note 19 Commitments and Contingencies.

The adjustments and changes to deferred consideration have been valued and recorded according to ASC 815 in the Company’s unaudited condensed consolidated financial statements.

The change in the amount of deferred consideration from January 1, 2024, to September 30, 2025.

	Cash Considerations	Third Anniversary Consideration Payment	Total
Balance, January 1, 2024	$2,889,792	$810,000	$3,699,792
Fair value adjustment	126,551	(488,000)	(361,449)
Balance, December 31, 2024	3,016,343	322,000	3,338,343
Fair value adjustment	(16,343)	(63,132)	(79,475)
Balance, September 30, 2025	$3,000,000	$258,868	$3,258,868

The fair value of the third anniversary payment consideration is determined using the Monte Carlo Simulation. model.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the third anniversary payment consideration as of their measurement dates:

	September 30, 2025	December 31, 2024

Stock price	$7.16	$9.00
Payment date	10/15/2025	10/15/2025
Third anniversary consideration	$1,500,000	$1,500,000
Risk free interest rate	4.2%	4.2%
Market discount rate	5.8%	5.8%
Remaining term in years	0.05	0.75
Expected volatility	110.9%	86.2%

On October 3, 2025, the Company issued 37,517 shares of Class A Common Stock to settle the liability with third anniversary payment consideration.

Note 4 - Goodwill and Finite-lived Intangible Assets

Goodwill

The Company recorded a full impairment of its goodwill and Finite-lived intangible assets, derived predominately from the Abaca Merger, as of December 31, 2024. As a result, no impairment charges have been recognized for the three and nine months ended September 30, 2025 and September 30, 2024, respectively.

Finite-lived intangible assets

The Company reviews its finite-lived intangible assets for impairment at least annually on December 31 unless any events or circumstances indicate it is more likely than not that the fair value of the finite-lived intangible assets is less than its carrying value.

As of September 30, 2024, the Company did not perform an interim impairment assessment of its assets, as no triggering events were identified. Accordingly, no additional impairment charges were recognized during the reporting period. During the year ended December 31, 2024, amortization expense and impairment of finite-lived intangible assets were $0.6 million and $3.1 million, respectively,

In accordance with the Company’s established policy, an annual impairment review of finite-lived intangible assets was conducted on December 31, 2024. The recoverability test compared the sum of estimated undiscounted future cash flows of the asset group to its carrying amount. As the undiscounted cash flows were determined to be lower than the carrying amount, the Company performed a fair value assessment using a Discounted Cash Flow analysis. The results indicated that the fair value of the asset group was below its carrying amount, leading to full impairment charges of $0.05 million for market-related intangible assets, $0.05 million for customer relationships, and $2.99 million for developed technologies.

As a result, no amortization or impairment charges have been recognized for the three and nine months ended September 30, 2025.

Note 5 - Loans Receivable

The following table summarizes the commercial real estate loans receivable balances:

	September 30, 2025	December 31, 2024
Commercial real estate loans receivable, gross	$392,186	$392,186
Payment	(7,659)	-
Sale of loans	(384,527)	-
Allowance for credit losses	-	-
Transferred to held for sale	-	-
Commercial real estate loans receivable, net	-	392,186
Current portion	-	(13,332)
Non-current portion	$-	$378,854

Note 6 - Investment in Preferred Securities

On September 30, 2025, the Company issued 1,875 shares of Series B Convertible Preferred Stock and Series B Warrants to purchase Class A Common Stock in exchange for preferred shares of Aditxt, Inc. (“ADTX”), is a publicly traded company. These ADTX ’s preferred securities had an estimated fair value and carrying value of $1.5 million at the date of issuance. There was no cash exchanged in this transaction. The investment represents less than 20% of voting interests in ADTX is and the Company does not have the ability to exercise significant influence or control over the publicly traded company. Accordingly, the investment is accounted for under ASC 321, Investments – Equity Securities. Given that the publicly traded company’s preferred shares are not actively traded and lack a readily determinable fair value, the Company has elected to measure the investment at cost, less impairment, adjusted for observable price changes in orderly transactions for identical or similar securities of the publicly traded company as permitted by ASC 321-10-35-2. No impairments or observable price adjustments were recognized during the three-month period ended September 30, 2025. As of September 30, 2025, the Company classified the investment as long term. The investment will continue to be measured under ASC 321 until such time as the sale is completed, and the Company will recognize any resulting gains or losses in Other Income (Expense) in the unaudited condensed consolidated statement of operations.

Note 7 - Indemnification Liability

Pursuant to the Amended PCCU CAA, see Note 9 Related Party, effective December 31, 2024, the Company no longer indemnifies credit losses on CRB loans made on behalf of PCCU, accordingly the indemnity liability was reduced to $0 as of December 31, 2024.

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

The provision for loan losses (benefit) consists of the following activity for the three months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Credit loss (benefit)	$-	$-	$-	$52	$7,397	$7,449

The provision for loan losses (benefit) consists of the following activity for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Commercial real estate loans	Indemnity liability	Total	Commercial real estate loans	Indemnity liability	Total
Credit loss (benefit)	$-	$-	$-	$(1,838)	$(156,748)	$(158,586)

Note 8 - Revenue

The Company disaggregated revenue by type for the three and nine months ended September 30, 2025 and September 30, 2024 is as follows:

	Three Months Ended September 30
	2025	2024
Account fee income	$963,098	$1,646,888
Loan interest income	510,754	1,341,501
Investment income	340,688	475,011
Safe Harbor Program income	19,230	19,230
Total	$1,833,770	$3,482,630

	Nine Months Ended September 30
	2025	2024
Account fee income	$3,045,292	$4,949,478
Loan interest income	1,606,947	4,814,349
Investment income	901,527	1,749,447
Safe Harbor Program income	57,690	57,690
Total	$5,611,456	$11,570,964

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

Loan interest income includes interest earned on both direct loans and loans under the PCCU CAA, which the Company had agreed to indemnify PCCU against loan losses until December 31, 2024. Under the Amended PCCU CAA, the Company’s interest income on all loans with PCCU are calculated using a loan yield allocation formula that incorporates the Constant Maturity US Treasury Rate from the Federal Reserve’s website, along with a proprietary risk rating formula to determine the fee split between the Company and PCCU.

Investment income is derived from interest earned on the daily deposit balances of cannabis businesses held with the Company’s financial institution partners and is recognized monthly based on the average net daily deposit balance.

Note 9 - Related Party Transactions

For purposes of these consolidated financial statements and related disclosures, the Company applies the definition of “related party” as set forth in Rule 1-02(u) of Regulation S-X and ASC 850, Related Party Disclosures. Related parties include (i) affiliates of the Company; (ii) entities for which investments would be accounted for under the equity method; (iii) trusts for the benefit of employees that are managed by or under the trusteeship of management; (iv) principal owners of the Company; (v) members of management; (vi) members of their immediate families; and (vii) any other party that can control, is controlled by, or can significantly influence the management or operating policies of the Company such that one of the transacting parties might be prevented from fully pursuing its own separate interests.

PCCU is considered a related party as of September 30, 2025 and December 31, 2024, because it held approximately 37.1% and 38.8%, respectively, of the Company’s Class A Common Stock as of the date, however, PCCU no longer has contractual rights to appoint members to the Board of Directors. PCCU further served as the counterparty to the Senior Secured Promissory Note which has been canceled. PCCU holds the majority of the Company’s cash deposits. Accordingly, PCCU has the ability to significantly influence the Company’s management and operating policies.

On September 30, 2025, PCCU agreed to cancel the Senior Secured Promissory Note, see Note 10, with an outstanding principal balance of approximately $10.75 million, in exchange for 13,436 shares of the Company’s Series B Convertible Preferred Stock and Series B Warrant to purchase 865,200 Class A Common Shares with an exercise price of $7.7644 per share. Under the terms of the SPA, PCCU may not exercise its conversion rights or exercise its warrant if such conversion or exercise would result in PCCU beneficially owning more than 4.99 % of the Company’s Class A Common Stock. Holders of the Series B Convertible Preferred Stock have no voting rights and no rights to appoint directors.

The Company continues to maintain a significant commercial relationship with PCCU under the Commercial Alliance Agreement (“CAA”), see below.

Major Customer Concentration with PCCU

The Company derives substantially all of its revenue from services provided to PCCU under the Commercial Alliance Agreement (the “PCCU CAA”) dated March 29, 2023, as amended and restated on December 31, 2024 (the “Amended PCCU CAA.”) For the three months ended September 30, 2025 and September 30, 2024, revenues generated under the PCCU CAA represented approximately 88.0 % and 82.8%, respectively, of total revenues. For the nine months ended the same dates, PCCU represented 85.4 % and 82.4%, respectively, of total revenues. As of September 30, 2025, amounts due from PCCU totaled $0.7 million, representing 93.5% of total accounts receivable. The loss of, or a material change, to this relationship may have a material adverse impact on the Company’s results of operations and financial conditions. Management monitors this concentration risk on an ongoing basis.

The PCCU CAA

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

Furthermore, the PCCU CAA outlined certain fees to be paid to the Company for specified account-related services, including cannabis-related income such as loan origination fees, interest income on CRB-related loans, participation fees, servicing fees, investment income, account activity fees, processing fees, and other revenue. These monthly fees were set at $26.08-$28.69 per account in 2024.

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

The Amended PCCU CAA

The Amended PCCU CAA extends the term through December 31, 2028, with automatic renewals every two years unless terminated with 12 months’ notice.

The key changes under the Amended PCCU CAA compared to the CAA include:

●	The indemnification obligations have been eliminated, meaning the Company is no longer required to indemnify PCCU for any loan-related losses under either the original or future agreements.

●	The prior fee structure has been replaced by an asset hosting fee structure. Previously, the Company paid various fees to PCCU, including per-account servicing, investment hosting, and loan servicing fees. Under the new structure, the Company will pay a fixed asset hosting fee calculated as 0.01 multiplied by the average daily balance of account relationships generated by the Company, divided by the number of days in the year, and multiplied by the number of days in the applicable month.

●	Provides the Company with all investment income earned on CRB funds invested on its behalf by PCCU, effectively eliminating the investment hosting fees that were previously payable.

●	The Company’s interest income on all loans with PCCU are now calculated using a loan yield allocation formula that incorporates the Constant Maturity US Treasury Rate from the Federal Reserve’s website, along with a proprietary risk rating formula to determine the fee split between the Company and PCCU. Before the amendment, the Company received the entire interest income from the loan and was responsible for paying loan servicing fees of 0.25% of the loan balance. The amendment removes the loan servicing fees and indemnification liability, while introducing the interest income split between the Company and PCCU.

●	Investment hosting and loan services fees were eliminated in the amendment to the PCCU Commercial Alliance Agreement, dated December 31, 2024.

●	The Amended PCCU CAA provides that the Company can arrange loans to CRB’s up to a regulatorily stipulated percentage. The lending capacity limit is based on the average level of CRB deposits measured over 30 days. The incremental loan capacity represents the difference between the regulatorily stipulated percentage and the gross amount of loans currently outstanding. As of September 30, 2025, the Company’s incremental loan capacity was approximately $12.9 million. The Company is incentivized through the Amended PCCU CAA to minimize the incremental loan capacity, as long as the share of the interest rate that the Company receives exceeds the interest income that could otherwise be earned on deposits. Further, minimizing the incremental loan capacity encourages both depositor growth and retention.

The following represents balances due from and owed with PCCU that are on the condensed consolidated balance sheets are as follows, see (Note 10):

	September 30, 2025	December 31, 2024
Accounts receivable	$665,143	$968,023
Accounts payable	177,066	75,608
Senior Secured
Promissory Notes	-	11,004,173

As of September 30, 2025 and December 31, 2024, the Company held $0.9 million and $2.3 million, respectively, of cash and cash equivalents, of which $0.8 million and $2.2 million, respectively, was held at PCCU.

The Company evaluates its relationships with shareholders, affiliates, and key management personnel at each reporting date to identify and disclose any transactions or arrangements that meet the definition of a related party under ASC 850 or SEC Regulation S-X.

Note 10- Senior Secured Promissory Note and Debt Cancellation Agreement

The outstanding amounts under the Senior Secured Promissory Note are as follows:

	September 30, 2025	December 31, 2024
Senior Secured Promissory Note -current	$-	$255,765
Senior Secured Promissory Note -long-term	-	10,748,408
Total	$-	$11,004,173

The Company and PCCU entered into a Senior Secured Promissory Note and Security Agreement (together, the “PCCU Note”) on March 29, 2023, under which PCCU agreed to lend $14.5 million to the Company. On September 30, 2025, the Company entered into a Debt Cancellation Agreement with PCCU. Under the terms of the Debt Cancellation Agreement, the outstanding balance of $10.75 million due under the Loan Agreements was deemed fully repaid and satisfied. In exchange, PCCU received:

●	13,436 shares of the Company’s Series B Convertible Preferred Stock, and
●	a warrant (the “Series B warrant”) to purchase 865,200 shares of the Company’s Class A Common Stock, subject to adjustment as provided in the warrant agreement.

The transaction was accounted for under ASC 470-50, Debt – Modifications and Extinguishments. The fair value of the Series B Convertible Preferred Stock and Series B Warrants to purchase Class A Common Stock issued was estimated at $800 per unit, which represented the cash price paid by unaffiliated third-party investors on the same day for identical instruments in accordance with ASC 505, Equity Issuances for Non-Cash Consideration. Because the total fair value of the equity instruments issued equaled the carrying amount of the debt extinguished, the Company did not recognize a gain (loss) on extinguishment of debt. As a result of the Debt Cancellation Agreement, there was no outstanding balance on the Senior Secured Promissory Note as of September 30, 2025.

Note 11- Convertible Debt

On August 27 and September 9, 2025, the Company issued unsecured Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $0.7 million an original issue discount (“OID”) of 20%. The Notes were issued at a purchase price of $0.6 million and did not bear stated interest; the OID represented the investors’ yield and was recognized as interest expense under ASC 835-30.

On September 30, 2025, the Notes were exchanged for Series B Convertible Preferred Stock and Series B Warrants to purchase Class A Common Stock at a price of $800 per unit (stated value of $1,000). Because the fair value of the equity instruments issued is less than the carrying amount of the Notes, the Company recognized a gain of $0.03 million extinguishment of debt under ASC 470-50.

Accordingly, the total financing cost consisted of (i) the 20% OID recognized as interest expense and (ii) the incremental value delivered upon exchange recognized as a loss on extinguishment in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2025.

Note 12 - Leases

The Company has a non-cancellable operating lease for its corporate office space in Golden, Colorado which qualifies for capitalization under ASC 842 Leases. As of September 30, 2025, the Golden, Colorado lease has a remaining term of approximately three-and-three-quarter years and includes an option to extend for up to ten additional years; however, the extension option is not recognized as part of the right-of-use asset as it is not reasonably certain to be exercised. As of September 30, 2025, and December 31, 2024, the net right-of-use asset “ROU” recorded under the operating lease was $0.6 million and $0.7 million, respectively, and the corresponding lease liability was $0.8 million $0.9 million, respectively.

During the quarter ended September 30, 2025, the property owner of the Golden, Colorado facility became subject to a court-appointed receivership. The Company continues to occupy the premises and make rental payments in accordance with the existing lease terms. However, the receivership introduces uncertainty regarding the future ownership, management, or disposition of the property, which could result in a modification, reassignment, or early termination of the lease.

As of September 30, 2025, management has not identified any impairment indicators related to the ROU asset, and no changes to the lease term or measurement have been recorded. The Company will continue to monitor the status of the receivership and evaluate whether the event results in a lease modification, remeasurement, or impairment in future periods in accordance with ASC 842-10-35.

The Company did not renew the lease for its Little Rock, Arkansas location.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Lease cost for the three and nine months ended September 30, 2025, and September 30, 2024, included in unaudited condensed consolidated statements of operations, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$56,529	$66,170	$180,720	$199,805

The following represents the activity for the Company’s operating lease:

	September 30, 2025	December 31, 2024
ROU assets that are related to lease properties are presented as follows:
Beginning balance	$703,524	$859,861
Amortization charge for the period	(117,253)	(156,337)
Ending balance	$586,271	$703,524

Other information relating to the operating lease is as follows:

Weighted average remaining lease term in years	3.8	2.4
Weighted average discount rate	6.9%	6.9%

Future minimum lease payments as of September 30, 2025 is as follows:

Year	September 30, 2025
2025 (remaining though the end of year)	$54,752
2026	222,275
2027	226,705
2028	231,216
2029	117,709
Total future minimum lease payments	852,657
Less: Imputed interest	99,226
Operating lease liability	753,431
Less: current portion	180,009
Non-current portion of lease liability	$573,422

Note 13 - Earnings Per Share

Basic net income (loss) per common share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income per share is computed by dividing the net income (attributable to common stockholders) by the weighted average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted income per share calculation, the Company uses the “if-converted method” method for the Series B Convertible Preferred Stock and the “treasury stock method” method for warrants and options. If the Company has a net loss, dilutive securities have been excluded from the computation of diluted net loss per share.

The schedule of earning per shares, basic and diluted is as follows:

For The Three Months Ended September 30.	2025	2024
Net income	$179,508	$353,817
Weighted average shares outstanding – basic	2,907,219	2,775,068
Basic net income per share	$0.06	$0.13
Net income	$179,508	$353,817
Weighted average shares outstanding – diluted	3,110,899	2,827,515
Diluted net income per share	$0.06	$0.13

For the Nine Months Ended September 30,	2025	2024
Net (loss) income	$(1,578,406)	$3,345,020
Weighted average shares outstanding – basic	2,839,557	2,769,103
Basic net (loss) income per share	$(0.56)	$1.21
Net (loss) income	$(1,578,406)	$3,345,020
Weighted average shares outstanding – diluted	2,839,557	2,821,550
Diluted net (loss) income per share	$(0.56)	$1.19

The following is a schedule of the weighted average shares outstanding - basic and diluted, for the three and nine months September 30, 2025 and December 31, 2024.

Weighted Average Shares Calculation – Basic	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares	2,907,219	2,775,068	2,839,557	2,769,103

Weighted Average Shares Calculation – Diluted	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares used in computation of basic (loss) income per share	2,907,219	2,775,068	2,839,557	2,769,103
Shares to be issued to Abaca shareholders	37,517	37,500	-	37,500
Restricted stock	1,448	10,507	-	10,507
Stock options	160,275	-	-	-
Conversion of preferred stock	4,440	4,440	-	4,440
Total	3,110,899	2,827,515	2,839,557	2,821,550

Certain share-based equity awards and warrants were excluded from the computation of dilutive earnings per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards that were excluded.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares to be issued to Abaca shareholders	-	-	37,517	-
Stock options	353,703	110,496	513,978	110,496
Restricted stock	-	-	1,448	-
Conversion of Series B Convertible Preferred Stock	3,999,291		3,999,291
Conversion of preferred stock	-	-	4,440	-
Warrants	2,601,374	601,829	2,601,374	601,829
Total	6,954,368	712,325	7,158,048	712,325

Earnings per share was calculated using the two-class method to allocate net income between Class A Common and Series B Convertible Preferred Stock based on their respective participation rights. For the three months ended September 30, 2025, net income of $0.2 million was allocated between 2,907,219 weighted average Class A Common stock and 341 weighted average Series B Convertible Preferred Stock, resulting in basic earnings per Class A Common Stock of $0.06 per share and basic earning per Series Convertible Preferred Stock of $0.06 per share. No preferred dividends were declared or paid in the period

Note 14 - Forward Purchase Agreement

During the three months ended March 31, 2025, the Company reclassified the forward purchase receivable balance to additional paid-in capital after determining the arrangement met the conditions for equity classification under ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity, and ASC 480, Distinguishing Liabilities from Equity.

As previously disclosed, on June 16, 2022, the Company and Midtown East Management NL, LLC (“Midtown”) entered into a Forward Purchase Agreement (“FPA”), which Midtown subsequently assigned in part to Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC Series 1 (“Vellar”).

On September 28, 2025, the Company was required to either (a) make a cash payment or (b) issue Class A Common Stock sufficient to satisfy the FPA derivative liability of $7.3M.   However, in September 2025, each of the holders of the FPA agreed to Exchange and Cancellation agreements.  Under the Exchange and Cancellation agreements each of the holders agreed to irrevocable cancel, waive and terminate all of its rights under the FPA extinguishing the Company’s FPA derivative liability.  In return, the holders received Series B Preferred Stock and Series B Warrants.   On September 30, 2025, the Company issued the following securities in full satisfaction of its FPA derivative liability:

Seller	Series B Convertible Preferred Stock (shares)	Series B Warrants
Verdun	1,607	103,485
Midtown	2,070	133,301
Vellar	1,325	85,325
Total	5,002	322,111

The Series B Warrants to purchase Class A Common Stock have an exercise price of $7.7644 per share and include customary anti-dilution and adjustment provisions. The Company accounted for the issuance of the Series B Convertible Preferred Stock and Series B Warrants as equity instruments under U.S. GAAP.

The exchange of the FPA obligation for the Series B Convertible Preferred Stock and Series B Warrants to purchase Class A Common Stock was accounted for as an extinguishment of a liability under ASC 405-20, Liabilities – Extinguishments of Liabilities. The equity instruments issued were measured at their fair value of $800 per unit, consistent with the cash price paid by unaffiliated third-party investors for identical securities on the same date, in accordance with ASC 820-10-35-37.

The carrying amount of the FPA liability exceeded the aggregate fair value of the equity instruments issued, resulting in recognition of a gain on extinguishment of $3.3 million which is included in Other Income (Expense) in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Under the terms of the Series B Convertible Preferred Stock Purchase Agreement, each holder’s conversion rights are subject to a 4.99% beneficial-ownership limitation, such that no holder may convert its Series B shares or exercise related warrants to the extent that doing so would cause its ownership of the Company’s Class A Common Stock to exceed 4.99%. This limitation may be increased to 9.99 % upon 61 days’ written notice but may not be waived entirely. Accordingly, none of Verdun, Midtown, or Vellar can obtain control or significant influence over the Company through the conversion features of these instruments.

Note 15 -Warrants

Public and Private Placement Warrants

As of September 30, 2025, and December 31, 2024, the Company had 287,500 public warrants and 13,205 private placement warrants to purchase Common Stock are outstanding, respectively, each with an adjusted exercise price of $230 per share.

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

PIPE Warrants

As of September 30, 2025 and December 31, 2024, there were 51,125 outstanding PIPE warrants to purchase Class A Common Stock.

The PIPE warrants have an adjusted exercise price of $100.00 per share of Common Stock to be paid in cash except if the shares underlying the warrants are not covered by an effective registration statement after the nine-month anniversary of the closing date, in which case cashless exercise is permitted. The PIPE Warrants are also subject to adjustment for other customary adjustments for stock dividends, stock splits and similar corporate actions. The PIPE Warrants are exercisable for a period of five years following the Closing, or September 28, 2027. After the exercise of a PIPE Warrant, the Company may be required to pay certain penalties if it fails to deliver the Class A Common Stock within a specified period of time.

Abaca Warrants

As of September 30, 2025, and December 31, 2024, the Company had 250,000 Abaca Warrants outstanding, each exercisable to purchase one share of the Company’s Common Stock at an exercise price of $40.00 per share, payable in cash. The Abaca Warrants become exercisable one year after the effective date of the registration statement covering the underlying shares and expire five (5) years after that date.

The Company may, at its sole discretion, settle exercises of the Abaca Warrants in either (i) shares of Common Stock or (ii) cash equal to the intrinsic value of the Warrants (the difference between the fair market value of the Common Stock on the date of exercise and the $40.00 exercise price, multiplied by the number of Warrants exercised).

On November 10, 2025, the registration statement on Form S-1 covering the shares issuable upon exercise of the Abaca Warrants became effective, thereby satisfying the Company’s commitment to register such shares for resale. Following effectiveness, the underlying shares will be freely tradable upon exercise of the Warrants, subject to applicable securities laws.

If the registration statement were not to become effective within one year of the original issuance date, the Warrants would have become exercisable on a cashless basis pursuant to their terms; however, management expects this contingency will not apply.

Series B Warrants

In connection with the issuance of the Company’s Series B Convertible Preferred Stock on September 30, 2025, the Company also issued Series B Warrants to purchase 1,999,544 shares of Class A Common Stock at an exercise price of $7.7644 per share, subject to customary adjustments. The Series B Warrants become exercisable on the applicable date defined as six months and one day after the effective date of our preliminary S-1 registration statement filed on October 21, 2025 and expire three years after they become exercisable. The warrants include a 4.99 % beneficial-ownership limitation (increasable to 9.99 % with 61 days’ notice) and a cashless-exercise provision if a registration statement covering the underlying shares is not effective at the time of exercise.

The Series B Warrants include down-round and anti-dilution adjustment provisions whereby the exercise price is subject to reduction if the Company issues or sells common stock (or common-stock equivalents) at a price below the then-current exercise price. Specifically, the warrant exercise price and/or the number of shares issuable are subject to automatic resets at 60, 90, and 180 days following the applicable date and upon the occurrence of certain other events, including stock splits, combinations, dividends, or subsequent dilutive issuances, as defined in the warrant agreement. The automatic resets occur prior to the warrant becoming exercisable by the holders. These provisions are customary and were evaluated under ASC 815-40 and ASC 480. Management concluded that, despite the reset features, the warrants are indexed solely to the Company’s own stock and therefore qualify for equity classification.

The Company determined the relative fair values of the Series B Convertible Preferred Stock and the accompanying Series B Warrants using a Monte Carlo simulation model, which produced estimated standalone fair values of approximately $589 per Series B share and $211 per Series B Warrant to purchase Class A Common Stock. The Series B Convertible Preferred Stock and Series B Warrants were each determined to meet the conditions for equity classification under ASC 815-40 and ASC 480. The fair value of the instruments will not be subsequently remeasured as they are classified in equity.

Note 16 - Financial Instruments

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

There were no assets or liabilities recorded at fair value on a nonrecurring as of September 30, 2025 and December 31,2024.

The following tables present the carrying amounts and fair values of financial instruments on a non-recurring basis, by the level of valuation inputs in the fair value hierarchy, as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Carrying amount $	Fair value $	Fair value measurement using
			Level 1 $	Level 2 $	Level 3 $
Assets
Cash and cash equivalents	$861,722	$861,722	$861,722	$-	$-
Liabilities
Deferred consideration	3,000,000	3,000,000	3,000,000	-	-
Public warrants	9,718	9,718	9,718	-	-
Private placement warrants	3,963	3,963	-	-	3,963
PIPE warrants	39,073	39,073	-	-	39,073
Abaca warrants	710,914	710,914	-	-	710,914
Third anniversary payment consideration	258,867	258,867	-	258,867	-

	December 31, 2024
	Carrying amount $	Fair value $	Fair value measurement using
			Level 1 $	Level 2 $	Level 3 $
Assets
Cash	$2,324,647	$2,324,647	$2,324,647	$-	$-
Forward purchase agreement	4,584,221	4,584,221	4,584,221	-	-
Loans	360,552	359,505	-	-	359,505
Liabilities
Deferred consideration	3,016,343	3,016,343	3,016,343	-	-
Senior Secured Promissory note	11,004,173	10,221,652	-	-	10,221,652
Public warrants	246,445	246,445	246,445	-	-
Private placement warrants	9,632	9,632	-	-	9,632
PIPE warrants	79,512	79,512	-	-	79,512
Abaca warrants	1,024,900	1,024,900	-	-	1,024,900
Third anniversary payment consideration	322,000	322,000	-	-	322,000
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

The change in the liability measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value are presented in the following table:

	For the Nine Months Ended September 30, 2025
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance, January 1, 2025	$79,512	$1,024,900	$9,632	$322,000	$7,309,580
Fair value adjustment	(40,439)	(313,986)	(5,669)	(63,133)	-
Exchanged for Series B Convertible Preferred Stock and Series B Warrants	-	-	-	-	(7,309,580)
Balance, September 30, 2025	$39,073	$710,914	$3,963	$258,867	$-

	For the Year ended December 31, 2024
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance, January 1, 2024	$273,124	$3,384,085	$25,070	$810,000	$7,309,580

Fair value adjustment	(193,612)	(2,359,185)	(15,438)	(488,000)	-
Balance, December 31, 2024	$79,512	1,024,900	$9,632	$322,000	$7,309,580

As of September 30, 2025 and on December 31, 2024, the fair market of the private placement warrants, and PIPE warrants, were based on Black-Scholes Merton option pricing model. As of September 30, 2025, the fair market value of the Abaca third anniversary payment consideration was determined using a Monte Carlo Simulation method. The valuation was performed by the Company as of September 30, 2025, and by a third-party prior for prior periods.

During the three and nine months ended September 30, 2025, and September 30, 2024, there were no changes in the classification of financial instruments within Level 2 and Level 3 of the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants, public warrants, third anniversary payment consideration and Abaca warrants as of their measurement dates:

	As on September 30, 2025				As on December 31, 2024
	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants
Exercise price	$100	$230.00	$-	$40.00	$100.00	$230.00	$-	$40.00
Share Price	$7.16	$7.16	$7.16	$7.16	$9.00	$9.00	$9.00	$9.00
Expected term (years)	2.0	2.0	0.05	3.1	2.7	2.7	0.8	3.7
Volatility	114%	114%	111%	114%	103%	103%	103%	103%
Risk-free rate	3.7%	3.7%	4.2%	3.7%	4.3%	4.3%	4.3%	4.3%

On October 3, 2025, the Company issued 37,517 shares of common stock to the Abaca shareholders as part of the third anniversary consideration payment under the acquisition agreement (see Note 3), valued at $0.3 million.

Note 17 - Income Taxes

The Company has fully reserved its deferred tax assets of $44.7 million and $44.4 million as of September 30, 2025, and December 31, 2024, respectively. As of September 30, 2025, and December 31, 2024, the Company has net operating loss “NOL” of approximately $24.6 million and $20.4 million, respectively. The NOL can be carried forward indefinitely but limited to offset 80% of taxable income.

In addition, the Company has other deferred tax assets for temporary differences of $20.1 million and $24.0 million as of September 30, 2025 and December 31, 2024, respectively.

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

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. As of September 30, 2025 and December 31, 2024 the Company has no unrecognized income tax benefits.

Note 18 - Stockholders’ Equity (Deficit)

The Board of Directors of the Company approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-20 shares, that became effective on March 14, 2025.

Preferred Stock

The Company is authorized to issue 1,250,000 shares of preferred stock, with a par value of $0.0001 per share, with such designation rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2025, there were 111 shares of convertible preferred stock issued and outstanding, and there were 111 shares of convertible preferred stock issued and outstanding on December 31, 2024. The holders of preferred stock shall be entitled to receive, and the Company shall pay, dividends on shares of preferred stock equal (on an as-if-converted-to-Class-A-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on the preferred stock. The terms of the preferred stock provide for an initial conversion price of $200.00 per share of Common Stock, which conversion price is subject to downward adjustment on each of the dates that are 10 days, 55 days, 100 days, 145 days and 190 days after the effectiveness of a registration statement registering the shares of Common Stock issuable upon conversion of the preferred stock to the lower of the Conversion Price and the greater of (i) 80% of the volume weighted average price of the Common Stock for the prior five trading days and (ii) $50.00 (the “Floor Price”), provided that, so long as a preferred stock holders continues to hold any preferred shares, such preferred stock holder will be entitled to receive the aggregate shares of Common Stock that would be issuable based upon its initial purchase of preferred stock at the adjusted Conversion Price. Additionally, on January 25, 2023, at a special meeting of the Company’s stockholders, the stockholders approved a reduction in the floor conversion price of the outstanding preferred stock from $40.00 per share to $25.00 per share.

Series B Convertible Preferred Stock

On September 30, 2025, the Company entered into the SPA with certain institutional and accredited investors (the “Buyers”), under which the Company issued 31,052 shares (35,000 authorized) of series B Convertible Preferred Stock and accompanying Series B Warrants to purchase 1,999,544 shares of Class A Common Stock, for aggregate consideration of $24.8 million, based on the $800 per $1,000 stated-value purchase price specified in the Agreement. Consideration consisted of $6.3 million in cash (of this amount, $5.9 million was received by October 8, 2025), $10.8 million in debt cancellation, see Note 10, $4.0 million related to termination of the FPA, see Note 14, and $0.7 million representing the exchange of Convertible Notes, see Note 13. Offering costs of $0.4 million were charged to additional paid-in capital. Members of the Company’s management team and board of directors purchased 284 Series B Convertible Preferred Stock and accompanying Series B Warrants to purchase 18,290 shares of Class A Common Stock.

The Series B Convertible Preferred Stock has a stated value of $1,000 per share and ranks senior to all classes of common stock with respect to dividends and liquidation. Dividends accrue only when declared by the Board of Directors, on an as-converted basis. Each share is convertible at the holder’s option into common stock at an initial conversion price of $7.7644 per share, subject to proportional adjustment for stock splits, dividends, combinations, or similar events.

The Series B Convertible Preferred Stock includes reset and anti-dilution provisions substantially similar to those in the Series B Warrants to purchase Class A Common Stock. Specifically, (i) the conversion price automatically resets at 60, 90, and 180 days after the applicable date to the lower of the then-current market price or the prior conversion price (subject to a floor of $1.5528 as defined in the Certificate of Designation), and (ii) further adjustments apply upon subsequent equity issuances below the then-current conversion price. The Preferred Shares are also subject to a 4.99% beneficial-ownership limitation (increasable to 9.99% with 61 days’ notice). With the Required Holders’ consent, the Board may voluntarily reduce the conversion price for any period permitted under Nasdaq rules.

The Company determined stand-alone fair values for the Series B Convertible Preferred Stock and Series B Warrants using a Monte Carlo simulation model, which produced estimated values of approximately $589 per Series B Convertible Preferred share and $211 per Series B Warrant to purchase Class A Common Stock. Both instruments were classified within stockholders’ equity under ASC 815-40 and ASC 480; no subsequent re-measurement will occur.

Included in the September 30, 2025 issuance described above, the Company issued 1,063 shares of Series B Convertible Preferred Stock and accompanying Series B warrants to purchase in aggregate 68,453 shares of Class A Common Stock to three different independent consultants for services to be rendered through September 30, 2027 (the “Consulting Instruments”). A portion of these instruments were considered nonvested, as a result such outstanding instruments are not recognized in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2025. The unrecognized grant date fair value of the unvested issued shares is approximately $0.5 million. Consistent with ASC 718-10-35-1B and ASC 718-10-45-3, the vested grant-date fair value of $0.3 million was recorded as a prepaid asset. The prepaid asset along with the unvested shares issued will be amortized to expense over the two-year service period. As of September 30, 2025, $0.15 million was categorized as a non-current prepaid asset.

The Company held a special meeting of stockholders on November 6, 2025, the shareholders approved the issuance of common stock upon conversion of the Series B Convertible Preferred Stock and upon exercise of the related Series B Warrants to purchase Class A Common Stock, including participation by certain members of management and the Board of Directors.

The Company filed registration statements on Form S-1 on October 17 and 21, 2025 to register the resale of Series B conversion shares and shares issuable under its equity line of credit. The registration statement for the equity line of credit became effective on November 7, 2025, and the registration for the Series B Preferred Stock and Series B Warrants is expected to become effective in November 2025.

Common Stock

As of September 30, 2025, the Company is authorized to issue up to 130,000,000 shares of Common Stock, with a par value of $.0001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 2,915,956 and 2,783,667 shares of Common Stock issued and outstanding, respectively.

Included in additional paid-in-capital is $5.9 million relates to the fair value of the Series B Warrants to purchase Class A Common Stock.

Equity Line of Credit and Related Series B Redemption Obligation

On September 17, 2025, the Company entered into a Common Stock Purchase Agreement (the “ELOC Agreement”) with CREO Investments LLC, pursuant to which the Company, in its sole discretion, may issue and sell up to $150 million of shares of its Class A Common Stock (the “ELOC Shares”) from time to time, subject to customary conditions and limitations, including a 4.99 % beneficial-ownership cap and a 19.99 % exchange cap, as defined in the agreement. The Company concurrently filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register the resale of the ELOC Shares. The equity line of credit expires on September 17, 2028. When the Company’s Class A common stock is sold through the ELOC, each VWAP stock purchase will be priced at a 10% discount to the lowest stock price of the day, and this discount will be deducted from the payment made to the Company. Under the terms of the ELOC Agreement, the Company may not utilize the facility until the registration statement is declared effective, which occurred on November 7, 2025. On November 6, 2025, the Company obtained shareholder approval authorizing issuance of Class A Common Stock above 19.99% of the Company’s outstanding common stock on the date of the agreement.

If the Company elects to utilize the ELOC, the Class A Common Stock sold will be priced at a 10% discount to the lowest stock price of the day, and this discount will be reduced from the proceeds received by the Company. The discount will be recognized as an expense in the Company’s statement of operations.

As consideration for establishing the facility, the Company issued 1,000 shares of Series B Convertible Preferred Stock and a Series B Warrant to purchase 64,369 shares of Class A Common Stock to the investor on September 30, 2025. The fair value of the shares issued was measured at $800 per share. The Company recorded the $0.8 million within Other Expense for the three and nine months ended September 30, 2025. Accordingly, the Company satisfied its initial commitment-fee obligation under the ELOC Agreement in full. In addition, the Company expended $0.2 million on other ELOC related issuance costs.

The ELOC Agreement further provides that, with mutual consent of the Company and the Investor, the facility may be expanded up to a total commitment of $500 million. The Company is required to issue commitment shares equal to 0.75% (75 basis points) per $100 million increase pro rata of increased commitment amount, payable in Class A Common Stock valued at the average closing price for the prior five days before the date of issuance.

On September 30, 2025, the Company and the investor executed an Amendment No. 1 to the ELOC Agreement. The amendment altered the use of proceeds to require the Company to apply 25% of the net cash proceeds received under the ELOC Agreement to redeem outstanding shares of the Company’s Series B Convertible Preferred Stock. Under the Certificate of Designation for the Series B Convertible Preferred Stock, redemptions are permitted only at 120% of the stated value of $1,000 per share, plus any accrued but unpaid dividends. Accordingly, each redemption funded with ELOC proceeds will be made at a cash price of $1,200 per share of the Series B Convertible Preferred Stock.

The mandatory-use-of-proceeds clause represents a contractual earmark of future equity proceeds but does not create a separate liability at issuance because no redemption obligation exists until the Company receives proceeds and elects to draw under the facility. Consistent with ASC 480-10-25-4 through 25-14, the Series B Convertible Preferred Stock continues to be classified in permanent equity, as redemption remains conditional on the Company’s discretion to utilize the ELOC and is not an unconditional obligation.

2022 Equity Incentive Plan

The Amended and Restated - 2022 Equity Incentive Plan (the “Plan”) was approved by the Company’s stockholders on June 28, 2022. On April 30, 205, the Plan was amended to provide that the total number of shares of Common Stock that may be issued, under the Plan will automatically increase upon the occurrence of a Dilution Event (as defined in the Plan) and on the first trading day of each calendar year, beginning with calendar year 2026, by such number of shares of Common Stock necessary to make the total shares of Common Stock authorized under the Plan equal to fifteen percent (15%) of the total outstanding shares of Common Stock on the last day of the prior calendar year (subject to a maximum annual increase of 50,000 shares of Common Stock). The Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the nine months ended September 30, 2025 and September 30, 2024. As of September 30, 2025, a total of 626,749 shares of common stock were authorized for issuance under the Plan, of which 101,639 shares remained available for future issuances.

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

The assumptions used to determine the fair value of options granted in the nine months ended September 30, 2025 using the Black-Scholes-Merton option model are as follows:

Stock price	$2.40 to $9.68
Risk-free interest rate	3.8% to 4.5%
Expected volatility	96% to 106%
Expected term in years	5 to 6.5

The assumptions used to determine the fair value of options granted in the nine months ended September 30, 2024 using the Black-Scholes-Merton model are as follows:

Dividend yield	0%
Risk-free interest rate	3.6 to 4.2%
Expected volatility	100%
Expected term in years	6 to 6.5

A summary of the Company’s stock option activities and related information for the nine months ended September 30, 2025 is as follows:

Stock Option	No. of Stock Option	Weighted-Average Grant Date Fair Value Per Stock Option	Weighted-Average Remaining Contractual Life (in Years)
Balance, January 1, 2025	105,090	$97.36	7.8
Granted	515,827	2.40	9.9
Forfeited	(106,939)	-	-
Balance, September 30, 2025	513,978	$11.71	9.5
Vested and expected to vest September 30, 2025	513,978	$11.71	9.5

The options forfeited during the period were associated with awards previously granted to former officers and employees whose service with the Company terminated prior to vesting or exercise.

On August 7, 2025, the Company granted 183,501 performance-based stock option awards to certain executive officers, including the Chief Executive Officer, Chief Investment and Strategic Officer, and Principal Accounting Officer. These options were issued under the 2022 Stock Option and Incentive Plan and are performance-based awards that vest only upon the Company’s successful completion of an equity transaction resulting in proceeds in excess of $4 million. The performance condition is non-market based as defined in ASC 718-10-20.

As of September 30, 2025, the performance condition is satisfied, and $0.3 million stock-based compensation expense has been recognized.

The following options were outstanding as of September 30, 2025, at their respective exercise price:

Exercise Price Options Outstanding	September 30, 2025
$2.22	23,781
$2.40	364,893
$5.06	7,326
$6.02	5,731
$8.00	32,700
$9.68	34,884
$31.20	10,338
$62.54	6,825
$133.40	27,500
Total	513,978

Stock compensation expense recognized for stock options for the three and nine months ended September 30, 2025 was $0.6 million and $1.4 million. Stock compensation expense recognized for stock options for the three and nine months ended September 30, 2024 was $0.4 million and $1.4 million respectively.

Stock compensation expenses is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Compensation and employee benefits	$486,707	$-	$662,615	$1,447,841
Professional services	100,000	354,535	688,993	-
Total	$586,707	$354,535	$1,351,608	$1,447,841

As of September 30, 2025, there was $0.4 recognized stock compensation expense related to stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.15 years based on vesting under the award service conditions. As of September 30, 2025, the intrinsic value was $1.9 million. The fair value of the stock options granted for the three months and nine months ended September 30, 2025 was $1.90 per share and $3.10 per share, respectively. There were no stocks options granted for the three months and nine months ended September 30, 2024.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the nine months ended September 30, 2025 is as follows:

Restricted Stock Units	No. of RSU	Weighted-Average Grant Date Fair Value Per RSU	Weighted-Average Remaining Contractual Life (in Years)
Balance, January 1, 2025	8,583	$26.20	1.0
Exercised	(4,292)	-	-
Forfeited	(2,843)	-	-
Balance, September 30, 2025	1,448	$26.20	0.3

Stock compensation expense for RSU for the three and nine months ended September 30, 2025 was $0.09 million and $0.03 million, respectively. Stock compensation expense for RSU for the three and nine months ended September 30, 2024, was $0.03 million and $0.1 million, respectively.

All RSU awards recognized during the three and nine months ended September 30, 2025, and 2024 relate to employee stock awards.

For the nine months ended September 30, 2025 and September 30, 2024, the Company completed a net share settlement for 4,292 and 5,392, restricted shares on behalf of certain employees that participate in the Plan upon the vesting of the restricted shares pursuant to the terms of the Plan, respectively. The net share settlement was in connection with payroll taxes incurred on restricted shares that vested and were transferred to the employees during the nine months ended September 30, 2025 and September 30, 2024 which created taxable income for the employees. At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of $0.00 million and $0.1 million for the nine months ended September 30, 2025 and September 30, 2024, to shareholders’ deficit on the unaudited condensed consolidated balance sheets as the cash payment of the taxes effectively was a repurchase of the restricted shares granted in previous years.

As of September 30, 2025, there was $0.0 million of unrecognized stock compensation expense related to RSU. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately six months based on vesting under the award service conditions.

Note 19- Commitments and Contingencies

Contractual Commitments

The Company has an employment agreement with its Chief Executive Officer. Under the terms of the agreement, if the contract is not renewed or is terminated without cause, the Company is obligated to pay severance equal to the CEO’s then-current annual base salary, which is $0.4 million as of September 30, 2025. The agreement also provides for an annual cash bonus opportunity of up to 100% of base salary, and for long-term incentive compensation, the terms of which are to be determined by the Board of Directors.

The Company is party to contractual obligations, including lease liabilities related to operating leases, and stipulated cash bonus arrangements with employees. These obligations are time-based and are reflected in the accompanying unaudited condensed consolidated financial statements. The Company expects to meet these commitments in the ordinary course of business.

Nasdaq Listing Compliance

On April 7, 2025, the Company received a notice from Nasdaq indicating that it no longer met the continued listing requirements under Listing Rule 5550(b)(1), which requires a minimum of $2.5 million of stockholders’ equity. The Company submitted a compliance plan on May 22, 2025, which was accepted by Nasdaq.

On September 30, 2025, the Company issued Series B Convertible Preferred Stock and Series B Warrants to purchase Class A Common Stock, net of offering costs that contributed $24.6 million in incremental equity capital.

As a result of the equity financing, the Company’s stockholders’ equity increased to approximately $7.0 million as of September 30, 2025, which exceeds the $2.5 million minimum equity requirement for continued listing on Nasdaq. Nasdaq subsequently confirmed that the Company had regained compliance with Rule 5550(b)(1). There can be no assurance that the Company will be able maintain compliance with any other Nasdaq requirement in the future.

Legal and Related Matters

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. With respect to the cases described below, the Company evaluates the associated developments on a regular basis and accrues a liability when the Company believes a loss is probable and the amount can be reasonably estimated.

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

The Company is vigorously defending against the counterclaims and continues to monitor the proceedings and potential financial exposure. Based on the current status of the litigation, and in consultation with legal counsel, the Company has determined that no accrual for loss is required under ASC 450-20 as of September 30, 2025.

Note 20 - Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2025, through the date the unaudited condensed consolidated financial statements were issued and has determined no other material events or transactions occurred that would require adjustment or disclosure in the financial statement, except as disclosed below:

On October 3, 2025, the Company issued 37,517 shares of common stock to the Abaca shareholders in accordance with the acquisition agreement for the third anniversary consideration payment (Note 3) approximately $0.3 million.

As of October 8, 2025, the Company received $5.9 million in connection with the Series B Convertible Preferred Stock and Series B Warrants to purchase Class A Common Stock.

On October 31, 2025, ADTX redeemed approximately 44 shares of its preferred stock held by the Company for cash proceeds of $0.05 million. The redemption occurred pursuant to the preferred share terms.

Subsequent to September 30, 2025, the Company issued 127,603 shares of common stock under its ELOC, receiving gross proceeds of $0.2 million.

On November 6, 2025, the Company’s shareholders approved several actions at a special meeting:

1	Authorized Share Increase – The authorized number of shares of Class A Common Stock was increased from 130 million to 1 billion shares.

2	Series B Preferred and Warrant Conversions – Shareholders approved the issuance of common stock upon conversion of the Series B Convertible Preferred Stock and upon exercise of the related Series B Warrants to purchase Class A Common Stock, including participation by certain members of management and the Board of Directors, as described in Note 18.

3	Equity Line of Credit (ELOC) Shares – Shareholders approved the issuance of shares of Class A Common Stock to CREO Investments LLC pursuant to the Company’s Common Stock Purchase Agreement (ELOC).

4.	Reverse Stock Split Authorization – Shareholders authorized the Board of Directors, in its sole discretion, to effect a reverse stock split of the Company’s outstanding common stock at any ratio between 2-for-1 and 12-for-1, if and when the Board determines such action to be in the best interests of the Company and its shareholders.

The Company filed registration statements on Form S-1 on October 17 and 21, 2025 to register the resale of Series B Convertible Preferred Stock and shares issuable under its equity line of credit. The registration statement for the equity line of credit became effective on November 7, 2025, and the registration for the Series B Convertible Preferred Stock and Series B Warrant is expected to become effective in November 2025.

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

Overview

Founded in 2015 by Partner Colorado Credit Union (“PCCU”) (please see “Business Reorganization” below for a description of SHF’s organization), SHF was among the first financial institutions to provide banking services to Cannabis Related Businesses “CRB.” SHF’s mission is to provide access to reliable and compliant financial services for the legal cannabis, hemp, and related industries by enabling our Financial Institution (“FI”) customers to provide compliance driven banking, lending and other financial services to our CRB clients.

Through our proprietary platform operating in 41 states and territories, SHF ensures our Financial Institution customers can compliantly provide the following banking related services to CRBs:

●	Business and checking and savings accounts;
●	Cash management accounts;
●	Savings and investment options;
●	Commercial lending;
●	Courier services (via third-party relationships);
●	Remote deposit services;
●	Automated Clearing House (ACH) payments and origination; and
●	Wire payments.

Due to limited availability of payment and other banking solutions for the cannabis industry, most CRBs transact with high volumes of cash. Our fintech platform benefits CRBs and financial institutions by providing CRBs with access to financial institutions and financial institutions access to increased deposits with the comfort of knowing that those deposits have been compliantly monitored and validated. By facilitating the daily movement of cash between CRBs and financial institutions, the risks associated with high cash on hand are mitigated, creating a safer atmosphere for the CRB’s employees and the financial institutions at which the deposit accounts are held.

The Company is not a financial institution, and as such it does not hold customer deposits. All deposit accounts are held by the Company’s financial institution customers and all transmissions of funds to and from deposit accounts are handled directly by the financial institutions. In an industry with limited capital and financing options, we offer access to loan options at what we believe to be competitive rates, often with more attractive terms than the current industry average. Our financial institution customers and strategic partners offer CRB’s loan options including senior secured and operating lines of debt. Collateral types include real estate, equipment, and other business assets.

To ensure CRB’s have access to consistent and dependable banking, we provide our compliance, validation and monitoring services to financial institutions ensuring strict adherence to the Bank Secrecy Act/FinCEN guidance and related anti money laundering provisions. Since inception, the Company has assisted in the processing of approximately $26 billion in cannabis related depository funds. Through its relationship with its financial institution clients, the Company has successfully navigated over 16 state and federal banking exams.

The Company has licensed its proprietary software or Safe Harbor Program (the “Program”) to other financial institutions to provide compliance-related services to CRBs. As part of the Program, we provide the following to financial institutions interested in licensing the Program to assist in compliant cannabis banking:

●	Initial customer due diligence – Know Your Customer;
●	Customer application management;
●	Program management support;
●	Compliance monitoring; and
●	Regulatory exam assistance.

Results of Operations

Revenue

The Company generates interest and fee income by providing a variety of services to our financial institution customers to facilitate their banking services to CRBs including, among other things, maintaining compliance with the Bank Secrecy Act (“BSA”) and other regulatory compliance and reporting requirements, marketing and onboarding support, responding to customer service inquiries, and sourcing and originating loans. In addition, the Company provides outsourced support to financial institutions providing banking to the cannabis industry.

Operating Expenses

Operating expenses consist of compensation and benefits, professional services, rent expense, account hosting fees, advertising and marketing, and other general and administrative expenses.

Compensation and benefits consist of employee wages, stock-based compensation and associated benefits, while professional services consist of legal, board fees including stock-based compensation, general consulting and accounting fees.

The Company previously reported provisions for credit losses on indemnified loans. Prior to December 31, 2024, the Company indemnified PCCU against losses on sourced loans. The indemnification obligation ceased on December 31, 2024, when the Amended PCCU CAA took effect.

Three and Nine Months September 30, 2025 As Compared To September 30, 2024

Revenue

The following is the revenue for the three and nine months ended September 30, 2025 and September 30, 2024.

Three Months Ended September 30,	2025	2024	Change ($)	Change (%)
Account fee income	$963,098	$1,646,888	$(683,790)	(41.5)%
Loan interest income	510,754	1,341,501	(830,747)	(61.9)%
Investment income	340,688	475,011	(134,323)	(28.3)%
Safe Harbor Program income	19,230	19,230	-	-%
Total	$1,833,770	$3,482,630	$(1,648,860)	(47.3)%

Nine Months Ended September 30,	2025	2024	Change ($)	Change (%)
Account fee income	$3,045,292	$4,949,478	$(1,904,186)	(38.5)%
Loan interest income	1,606,947	4,814,349	(3,207,402)	(66.6)%
Investment income	901,527	1,749,447	(847,920)	(48.5)%
Safe Harbor Program income	57,690	57,690	-	-%
Total	$5,611,456	$11,570,964	$(5,959,508)	(51.5)%

Account fee income consists of (a) fees earned from banking services such as deposit account fees, activity fees and onboarding income and (b) merchant income earned through referral arrangements with third-party payment processors, under which the Company receives a percentage of the net revenue generated by referred merchants. The Company receives a flat fee and lower rates for ancillary accounts, which are accounts provided to businesses servicing the cannabis industry in general but do not manufacture, possess, distribute or transport cannabis.

The decrease in the account fee income was primarily attributable to a decrease in the comparative average monthly ending deposit balance, a revised revenue-sharing arrangement between a large merchant and a participating third-party payment processor, and a promotion geared to retaining and expanding our average monthly deposit balance. Under the updated revenue-sharing arrangement, the merchant’s retainage increased, which in turn reduces both the total revenue available to the payment processor and the Company’s corresponding share of that revenue compared with the prior year.

The following is the account fee income by financial institutions for the three and nine months ended September 30, 2025 and September 30, 2024.

Three Months Ended September 30,	2025	2024	Change ($)	Change (%)
PCCU	$763,999	$1,106,139	$(342,140)	(30.9)%
Pacific Valley Bank	15,145	8,472	6,673	78.8%
Five Star Bank	-	156,577	(156,577)	(100.0)%
Others	183,954	375,700	(191,746)	(51.0)%
Total	$963,098	$1,646,888	$(683,790)	(41.5)%

Nine Months Ended September 30,	2025	2024	Change ($)	Change (%)
PCCU	$2,341,954	$3,459,224	$(1,117,270)	(32.3)%
Pacific Valley Bank	53,157	28,845	24,312	84.3%
Five Star Bank	(16,389)	419,965	(436,354)	(103.9)%
Other	666,570	1,041,445	(374,875)	(36.0)%
Total	$3,045,292	$4,949,479	$(1,904,187)	(38.5)%

Investment Income

Certain financial institutions pay us interest on daily account balances as per the rates outlined in the customer agreement. The decrease in investment income was primarily attributable to a reduction in average daily deposit balances, the launch of interest-bearing money market accounts in the first quarter of 2025, and federal rate cuts enacted in the fourth quarter of 2024 and in September 2025.

Loan Interest Income

Loan interest income is generated from loans issued predominantly under the Company’s Commercial Alliance Agreement (the “PCCU CAA”) with PCCU, as amended.

The majority of the Company’s loan portfolio consists of CRB loans originated by PCCU and primarily serviced by SHF. Under the original PCCU CAA in 2024, the Company received 100% of the loan interest income associated with these loans and was obligated to pay PCCU a servicing fee equal to 0.25-0.35% of the outstanding loan balance.

Effective December 31, 2024, the method for calculating loan interest income was revised. The new loan yield allocation formula factors in the Constant Maturity U.S. Treasury Rate and a proprietary risk rating to determine the interest income split for each loan.

The reduction in loan interest income for the period is mainly attributed to the implementation of the new formula. Under the Amended PCCU CAA, the Company’s interest income on all loans is now calculated using a loan yield allocation formula that considers the Constant Maturity US Treasury Rate from the Federal Reserve’s website, along with a proprietary risk rating formula to determine the fee split between the Company and PCCU. The amendment introduced a new interest income split between the Company and PCCU. The interest income split under the new loan yield allocation formula is approximately 39% to the Company, with the remainder retained by PCCU. The interest income split will vary depending on changes to the loan portfolio.

For the three months and nine months ended September 30, 2025, the Company recognized $0.5 million and $1.6 million in loan interest income attributable to PCCU activities. In comparison, for the three months and nine months ended September 30, 2024, the Company recognized $1.3 million and $4.8 million in loan interest income from the same activities.

Operating Expenses

Three Months Ended September 30,	2025	2024	Change ($)	Change (%)
Compensation and employee benefits	$1,695,786	$1,839,244	$(143,458)	(7.8)%
General and administrative expenses	856,389	929,406	(73,017)	(7.9)%
Professional services	442,312	463,452	(21,140)	(4.6)%
Rent expense	56,529	66,170	(9,641)	(14.6)%
Provision (benefit) for credit losses	-	7,449	(7,449)	(100.0)%
Total	$3,051,016	$3,305,721	$(254,705)	(7.7)%

Nine months Ended September 30,	2025	2024	Change ($)	Change (%)
Compensation and employee benefits	$4,651,318	$6,384,213	$(1,732,895)	(27.1)%
General and administrative expenses	2,305,018	2,915,390	(610,372)	(20.9)%
Professional services	2,654,183	1,428,129	1,226,054	85.9%
Rent expense	180,720	199,805	(19,085)	(9.6)%
Provision (benefit) for credit losses	-	(158,586)	158,586	(100.0)%
Total	$9,791,239	$10,768,951	$(977,712)	(9.1)%

For the three months ended September 30, 2025, compared to September 30, 2024, the Company reduced operating expenses by $0.26 million, or 7.7%. For the nine months ended September 30, 2025, compared to the same period in 2024, operating expenses decreased by $1.0 million, or 9.1%.

The Company has been implementing cost-reduction measures since the prior year, including workforce realignments, vendor consolidation, and tighter discretionary spending controls. The benefits of these cost actions were partially offset by expenses incurred to implement certain of these initiatives. In addition, reported operating expenses include higher one-time non-cash stock-based compensation associated with new executive and consultant equity awards granted in 2025, which increased by approximately $1.0 million year over year. Management is using stock-based compensation awards to reduce the cash component of employee compensation and align incentives with the performance of the Company’s Class A Common Stock.

Excluding these non-recurring transition costs and non-cash compensation, total operating costs would have shown a more significant year-over-year decline. The Company believes these results demonstrate that its cost-containment initiatives are generating sustainable reductions in ongoing cash expenditures, the full effect of which is expected to become more evident in 2026.

Compensation and employee benefits

During the three months ended September 30, 2025, compensation and employee benefits decreased by $0.1 million or 7.8%, primarily due to a reduction in headcount. The reduction in headcount resulted in a cost savings of approximately $0.4 million offset in part by an increase of non-cash stock-based compensation of approximately $0.3 million.

For the nine month period ended September 30, 2025, these expenses declined by $1.7 million, or 27.1%, reflecting $1.0 million in decrease from headcount reductions and $0.9 million decrease in stock compensation expense partially offset by $0.1 million expense to a former employee.

General and administrative expenses

For the three months ended September 30, 2025, general and administrative expenses decreased by $0.07 million, or 7.9%, compared to the three months ended September 30, 2024. This decrease was primarily due to a $0.2 million reduction in intangible asset amortization as certain assets became fully amortized.

Beginning in 2025, investment hosting fees and loan servicing fees were combined into the account hosting fees following the Amended PCCU CAA. On a combined basis, total hosting-related fees increased by $0.04 million ($0.18 million increases in account hosting fees less $0.10 million of investment hosting fees and $0.04 million of loan servicing fees incurred in the prior period), reflecting the impact of the Amended PCCU CAA offset by the termination of the Company’s customer relationship with Five Star Bank.

For the nine months ended September 30, 2025, general and administrative expenses decreased by $0.6 million, or 20.9%, compared to the same period in 2024. This decrease was primarily due to a $0.5 million reductions in intangible asset amortization as certain assets became fully amortized.

Beginning in 2025, investment hosting fees and loan servicing fees were combined into account hosting fees following the Amended PCCU CAA. On a combined basis, total hosting-related fees increased by $0.03 million ($0.5 million increase in account hosting fees less $0.4 million of investment hosting fees and $0.1 million of loan servicing fees incurred in the prior period), reflecting the impact of the Amended PCCU CAA offset by the termination of the Company’s customer relationship with Five Star Bank.

Account hosting fees

The account hosting fees increased for both periods primarily due to the Amended PCCU CAA, which became effective on December 31, 2024. Under the prior CAA, PCCU charged a monthly per-account fee ranging from $26.08 to $28.69 for accounts hosted on its platform. Under the Amended PCCU CAA, the Company now pays PCCU a fixed asset hosting fee calculated as 0.01 multiplied by the average daily balance of account relationships generated by the Company, divided by the number of days in the year, and multiplied by the number of days in the applicable month. This new structure incorporated the investment hosting fee and loan hosting fee that existed under the prior agreement and has resulted in higher total account hosting costs compared to the prior fee schedule.

Beginning in 2025, investment hosting fees and loan servicing fees are reported within account hosting fees following the Amended PCCU CAA. The following is the account hosting fee by financial institutions for the three and nine months ended September 30, 2025 and September 30, 2024:

Three Months Ended September 30,	2025	2024	Change ($)	Change (%)
PCCU	$322,795	$131,002	$191,793	146.4%
Pacific Valley Bank	8,091	5,466	2,625	48.0%
Five Star Bank	-	18,782	(18,782)	(100.00)%
Total	$330,886	$155,250	$175,636	113.1%

Nine Months Ended September 30,	2025	2024	Change ($)	Change (%)
PCCU	$914,539	$356,369	$558,170	156.6%
Pacific Valley Bank	20,357	10,748	9,609	89.4%
Five Star Bank	(2,795)	52,483	(55,278)	(105.3)%
Total	$932,101	$419,600	$512,501	122.1%

Professional services

For the three months ended September 30, 2025, professional services expense decreased by $0.03 million or 4.6% compared to the same period in 2024, primarily reflecting lower negotiated rates with several service providers and reduced audit and accounting fees following completion of the Company’s auditor transition earlier in the year.

For the nine months ended September 30, 2025, professional services expense increased by $1.2 million or 85.9% compared to September 30, 2024. The increase was driven primarily by transition-related legal and advisory costs incurred as the Company outsourced its internal legal and compliance functions to external counsel, as well as other non-recurring professional fees primarily related to shareholder litigation. Key components of the increase include:

●	External legal and compliance transition costs, including migration of SEC reporting, governance, and regulatory matters previously handled internally;
●	Fees related to the resolution of a former-employee matter;
●	Fees associated with shareholder-related litigation;
●	Fees associated with the transition of auditors and the restatement of our Quarterly Report for the quarter ended March 31, 2025, and
●	Higher non-cash stock-based compensation for directors, who agreed to reduce cash compensation in exchange for additional equity awards under the Company’s 2022 Stock Option and Incentive Plan.

These increases were partially offset by the elimination of prior-year external counsel retainers, lower recurring audit and accounting fees after the auditor transition, and rate reductions achieved through vendor consolidation. The Company expects that, following completion of the legal and auditor transitions, annualized professional service costs will decline compared with maintaining both internal and multiple external service providers.

Provision (benefit) for credit losses

For both the three- and nine-month periods ended September 30, 2025, there was no credit loss (benefit) expense, compared to an expense of $0.0 million and a benefit of $0.2 million, respectively, in the comparable 2024 periods. Effective with the Amended PCCU Commercial Alliance Agreement, the Company is no longer indemnifying loans issued by PCCU, thereby eliminating the prior credit-loss exposure.

Other Income / (Expenses)

Three Months Ended September 30,	2025	2024	Change ($)	Change (%)
Change in the fair value of deferred consideration	$(40,565)	$(68,811)	$28,246	(41.0)%
Interest expense	(252,640)	(161,716)	(90,924)	56.2%
Gain on extinguishment of debt	3,336,213	-	3,336,213	-%
Other issuance costs	(988,837)	-	(988,837)	-%
Change in fair value of warrant liabilities	(657,417)	414,272	(1,071,689)	(258.7)%
	$1,396,754	$183,745	$1,213,009	660.2%

Nine Months Ended September 30,	2025	2024	Change ($)	Change (%)
Change in the fair value of deferred consideration	$79,475	$327,259	$(247,784)	(75.7)%
Interest expense	(480,767)	(484,718)	3,951	(0.8)%
Gain on extinguishment of debt	3,336,213	-	3,336,213	-%
Other issuance costs	(988,837)	-	(988,837)	-%
Change in fair value of warrant liabilities	596,823	2,756,045	(2,159,222)	(78.3)%
	$2,542,907	$2,598,586	$(55,679)	(2.1)%

For the three and nine months ended September 30, 2025, other income (expenses) primarily reflects the impact of financing-related transactions and fair-value adjustments associated with the Company’s capital restructuring completed in connection with the Series B Convertible Preferred Stock and Series B Warrant issuance.

Deferred Consideration (Abaca Acquisition)

During the three and nine months ended September 30, 2025, we recorded a loss of $0.04 million and a gain of $0.08 million, respectively, related to changes in the fair value of the contingent consideration liability associated with our 2022 acquisition of Abaca. The decrease in the liability was primarily due to the elimination of the interest component from the deferred consideration arrangement, which more than offset the impact of the increase in our stock price during the period. The third anniversary payment was made on October 3, 2025 through the issuance of 37,517 shares of our Class A Common Stock.

Interest Expense

Interest expense for the three months ended September 30, 2025, increased by $0.1 million compared to the same period in 2024. The increase was primarily due to $0.1 million of non-cash interest expense related to the original issue discount on convertible notes issued in September 2025. This increase was partially offset by a decrease in interest expense on the Senior Secured Promissory Note.

Interest expense for the nine months ended September 30, 2025, decreased by $0.004 million compared to the same period in 2024. While the interest rate on the Senior Secured Promissory Note remained unchanged, interest expense decreased due to a lower average principal balance following $2.2 million in principal repayments in 2024. This decrease of approximately $0.1 million was substantially offset by $0.1 million of non-cash interest expense related to the original issue discount on convertible notes issued in September 2025.

Gain on Extinguishment of Debt

The Company recognized a $3.2 million gain on extinguishment of debt predominately related to the settlement of its FPA obligations. The Company settled its FPA obligation of $7.3 million by issuance of 5,002 shares of Series B Convertible Preferred Stock and Series B Warrants to purchase 322,111 shares of Class A Common Stock, whose aggregate fair value of $4.0 million was lower than the carrying amount of the liability, producing the gain.

Expenses incurred to secure financing

During the three months ended September 30, 2025, the Company incurred $1.0 million of costs related to establishing its equity line of credit or ELOC, of which $0.8 million was non-cash. These costs were expensed during the three and nine months ended September 30, 205 in accordance with ASC 505-10-45-2.

Change in Fair Value of Warrant Liabilities

The Company’s Public, Private Placement, and PIPE warrants are recorded as liabilities and remeasured at fair value each period using the Black-Scholes-Merton model. The Company’s Abaca warrants are recorded as liabilities and remeasured at fair value using a Monte Carlo simulation model. As of September 30, 2025, all outstanding warrants were out of the money. Changes in the Company’s stock price and related volatility during the period were the primary drivers of the fair-value adjustments.

Income Taxes

Income tax (benefit) expense for the three months ended September 30, 2025 was $0 as compared to income tax of $0.007 million for the three months ended September 30, 2024. Income tax (benefit) expense for the nine months ended September 30, 2025 was $0.06 million as compared to an income tax credit of $0.05 million for the nine months ended September 30, 2024. The change in income tax (benefit) resulted from a reversal of estimated accrual.

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

A reconciliation of net profit to non-GAAP EBITDA and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$179,508	$353,817	$(1,578,406)	$3,345,020
Interest expense	252,640	161,716	480,767	484,718
Depreciation and amortization	637	160,857	3,155	551,356
Provision (benefit) for income taxes	-	6,837	(58,470)	55,579
EBITDA	432,785	$683,227	(1,152,954)	4,436,673

Other adjustments –
Credit loss (benefit) expense	-	7,449	-	(158,586)
Change in the fair value of warrants and forward purchase derivatives	657,417	(414,272)	(596,823)	(2,756,045)
Change in the fair value of deferred consideration	40,565	68,811	(79,475)	(327,259)
Gain on extinguishment of debt	(3,336,213)	-	(3,336,213)	-
Other issuance costs	988,837	-	988,837	-
Stock compensation expense	596,131	387,662	1,379,880	1,551,923
Deferred loan origination fees and costs	-	31,408	-	78,581
Adjusted EBITDA	$(620,478)	$764,285	$(2,796,748)	$2,825,287

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

Three Months Ended September 30,		2025	2024	Change	Change (%)
Average monthly deposit balance	(1)	$107,976,219	$111,202,938	$(3,226,719)	(2.9)%
Average Account fees	(2)	270,501	410,776	(140,275)	(34.1)%
Average active accounts	(3)	774	745	29	3.9%
Average account balance		139,444	149,199	(9,755)	(6.5)%
Average fees per account		349	551	(202)	(36.7)%

Nine Months Ended September 30,		2025	2024	Change	Change (%)
Average monthly deposit balance	(1)	$105,178,610	$120,969,270	$(15,790,660)	(13.1)%
Average Account fees	(2)	280,456	425,517	(145,061)	(34.1)%
Average active accounts	(3)	773	750	23	3.1%
Average account balance		136,105	161,292	(25,187)	(15.6)%
Average fees per account		363	567	(204)	(36.0)%

(1)	2025 represents the average of the daily account balance for the three and nine months therein; 2024 represents the average of the ending account balances for each of the three and nine months therein.
(2)	Reported account activity fee revenue per month.
(3)	Represents the average of ending active accounts for each of the three and nine months therein.

Average monthly deposit balances declined 13.1% year-over-year for the nine months to date, but declined 2.9% year over year for the third quarter as deposit outflows have begun to stabilize. Despite lower balances, active accounts increased 3.9% for the quarter and 3.0% for the nine months to date, demonstrating continued client retention and modest new-account growth. The decline in average fees per account of 34% year over year for both the three- and nine-months end September 30th was driven primarily by the loss of higher-performing accounts that generated greater transaction-based activity, such as ACH and wire services. Average account balances also declined as a result of broader economic pressures within the U.S. cannabis industry, including reduced wholesale pricing and constrained operator liquidity. Looking ahead, the Company believes that improvement in overall U.S. economic conditions, particularly increased discretionary spending, and potential regulatory easing, including federal rescheduling of cannabis, could contribute to higher account balances and transaction activity over time. The current depositor mix remains more diversified, reducing concentration risk and positioning the Company to benefit from any industry recovery.

Liquidity, Capital Resources and Capital Resources.

Liquidity refers to the Company’s ability to meet expected cash obligations, including operating costs and general business expenditures.

As of June 30, 2025, the Company had a working-capital deficit of $7.4 million, cash and cash equivalents of $0.2 million and limited access to external funding sources. During the third quarter ended September 30, 2025, the Company completed its Series B Convertible Preferred Stock and Series B Warrant financing, raising gross proceeds of $6.3 million, excluding money received from management and a board member. The Company received $5.9 million shortly after the closing. As a result, on September 30, 2025, the Company held cash and cash equivalent $0.9 million, had no material debt outstanding, and no longer reported a working-capital deficit. The improvement in liquidity was primarily driven by the equity raise and repayment or conversion of substantially all debt obligations.

The Company also entered into an Equity Line of Credit (“ELOC”) with an investor, providing the ability, once the related registration statement becomes effective and to an extent pending shareholder approval, to sell up to $150 million of newly issued common stock, with potential expansion to $500 million upon mutual agreement. These arrangements, together with lower ongoing debt service obligations, substantially strengthen the Company’s short-term liquidity position.

While deposit and fee revenue remain below prior-year levels, management expects continued cost reductions and improved cash generation as operational efficiencies take hold. Based on current forecasts, existing cash resources, combined with potential access to the ELOC, are expected to be sufficient to fund operations for at least 12 months beyond the issuance date of these unaudited condensed consolidated financial statements.

Cash Flows

For the nine months ended September 30, 2025, the Company used $2.4 million of cash in operating activities to fund its net loss of $1.6 million. Operating cash flows benefited from positive working capital changes of $0.7 million and offset by $1.5 million for non-cash income. For the nine months ended September 30, 2024, the Company generated $3.2 million of cash from operating activities, primarily driven by net income of $3.3 million and favorable changes in operating assets and liabilities of $1 million, partially offset by non-cash income of $1.1 million.

For the nine months ended September 30, 2025, and September 30, 2024, the Company generated cash from investing activities was $0.4 million and $0.008 million from the proceeds of loan, respectively.

For the nine months ended September 30, 2025, the Company generated $0.5 million of net cash from financing activities. This amount primarily reflects proceeds of $0.55 million raised through the issuance of a convertible notes and $0.22 million in gross proceeds from Series B Convertible Preferred Stock and Series B Warrants to purchase Class A Common Stock. This is offset by the repayment of a senior secured promissory note totaling $0.3 million. For the nine months ended September 30, 2024, the Company used $2.2 million in financing activities resulting from the repayment of Senior Security Promissory Note PCCU.

Critical Accounting Estimates

As of September 30, 2025, there were no significant changes in the application or the nature of accounting estimates that are considered critical in nature from those presented in our Annual Report on Form 10-K and Form 10-K/A.

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

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the nine months ended September 30, 2025, the Company has identified material weaknesses within our internal controls over financial reporting. Refer to Item 4A of this document for additional details.

Related Party Relationships

PCCU is considered a related party as it holds a significant ownership interest in the Company, is our most significant financial institution customer, and is where we maintain the majority of the Company’s deposits. Refer to Note 9 Related Party Transactions, to the accompanying unaudited condensed consolidated financial statements that describe the related party transactions.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, it was concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025, due to the material weaknesses described below. Considering these material weaknesses, we performed additional analysis as deemed necessary to ensure that our interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, solely due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2025.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, management identified several material weaknesses in the Company’s internal control over financial reporting. These weaknesses primarily related to the Company’s ability to appropriately apply U.S. GAAP and SEC reporting requirements to complex transactions, including revenue recognition, accounting for financial instruments, forward-purchase arrangements, and stock-based compensation. Additional weaknesses existed in management’s going-concern evaluation process and information-technology access controls.

During 2025, the Company implemented a comprehensive remediation plan focused on strengthening technical accounting expertise, enhancing review controls, and improving documentation and segregation of duties. Key remediation actions included:

●	Hiring a Chief Executive who is also the named Chief Financial Officer, and a Senior Vice President of Finance and Controller, who is the named Principal Accounting Officer both with extensive SEC-registrant experience to oversee technical accounting, financial reporting, and internal controls;

●	Engaging a financial advisory firm that has expertise in financial reporting expertise to assist management in evaluating and accounting for complex and non-routine transactions, including the Series B Convertible Preferred Stock and related Series B warrant issuances;

●	Implementing enhanced review procedures over financial statement preparation, including secondary reviews of all complex accounting analyses; and

●	Upgrading IT access controls and removing unnecessary privileged user access within key financial systems.

Management believes the design of these remediation efforts adequately addresses the previously identified material weaknesses. However, the remediated controls have not been in operation for a sufficient period of time to allow management to conclude, through testing, that these material weaknesses have been fully remediated. Management will continue to test the operating effectiveness of these controls and monitor their performance on an ongoing basis. A material weakness is considered remediated only after the remediated controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Management expects to complete its assessment of operating effectiveness during the fourth quarter of 2025 and will provide an update in future filings.

The following material weakness over financial reporting identified by management remains in the process of being remediated:

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

Changes in Internal Control over Financial Reporting

Other than as noted above in the September 30, 2025 material weaknesses, there were no changes in our internal control over financial reporting that occurred during nine months ended September 30, 2025 covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, Management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows See Note 19, Commitment and Contingencies for legal matters to the accompanying Company’s condensed consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required by this Item 1A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On August 27, 2025, the Company closed an offering of Convertible Promissory Notes (the “Notes”) that were issued to certain accredited investors with a maturity date of September 9, 2026, a 20% original issue discount and an aggregate principal sum of $562,500. On September 9, 2025, the Company issued an additional Note to an accredited investor (the “Investor”) in the principal sum of $0.1 million (the “September Note”). The September Note is identical to the Notes.

On September 30, 2025, the Company entered into a Securities Purchase Agreement (the “Series B SPA”) with the investors party thereto (the “Buyers”), pursuant to which, subject to the terms and conditions set forth therein, the Company agreed to issue and sell to the Buyers an aggregate of 31,052 shares of the Company’s Series B Convertible Preferred Stock, $0.0001 par value per share (the “Series B Preferred Stock”) and related Series B Warrants initially to acquire an aggregate of 1,999,544 shares of the Company’s Common Stock, subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events. The exercise price per Series B Warrant to purchase Class A Common Stock share is $7.7644, subject to adjustment as provided therein. Subject to the terms of the Series B Warrant, each Series B Warrant to purchase Class A Common Stock is exercisable at any time on or after the six month and one day anniversary of the Applicable Date (as defined in the Series B SPA). The Series B Warrants expire upon the third anniversary of such Initial Exercisability Date. Subject to the terms and conditions of the Certificate of Designation (as defined below), the Series B Preferred Stock is convertible immediately upon issuance, and the conversion price is $7.7644 per share, subject to adjustment as provided therein. The aggregate purchase price paid by the Buyers to the Company pursuant to the Series B SPA was approximately $28.8 million, resulting in approximately $6.3 million in additional cash to the Company. This purchase price includes certain Buyers that paid for the securities acquired pursuant to the Series B SPA, in whole or in part, by (i) cancelling outstanding Indebtedness (as defined in the Series B SPA) or securities of the Company, (ii) cancelling amounts owed to such Buyer by the Company, and/or (iii) transferring assets, including third-party securities, to the Company. Certain members of the Company’s management and board participated in the transaction as Buyers, however the issuance to such members of management of the shares of Common Stock underlying the Series B Preferred Stock and Series B Warrants is subject to stockholder approval under Nasdaq Listing Rule 5635(c). On November 6, 2025, the stockholders approved the investment of certain members of the company’s Board of Directors and management. The Company received net proceeds of approximately $6.3 million in connection with the transactions contemplated by the Series B SPA.

On September 30, 2025, the Company entered into a Debt Cancellation Agreement (the “Debt Cancellation Agreement”) with Partner Colorado Credit Union (“PCCU”). As previously disclosed, the Company and PCCU entered into a Senior Secured Promissory Note and Security Agreement (the “Loan Agreements”) on March 29, 2023 whereby PCCU agreed to make loans to the Company in the aggregate principal amount of $14.5 million. Pursuant to the terms of the Debt Cancellation Agreement, the outstanding principal amount of all loans made to the Company under the Loan Agreements, or approximately $10.7 million, was deemed repaid and the obligations of the Company represented thereby with respect to such principal amount was deemed to be satisfied in full and cancelled in exchange for 13,436 shares of Company’s Series B Preferred Stock and a Series B warrant to purchase 865,200 shares of Stock, subject to adjustment as provided in the Series B warrant.

On September 30, 2025, the Company entered into Exchange and Cancellation Agreements (each, an “Exchange and Cancellation Agreement”) with each of Verdun Investments LLC (“Verdun”), Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”), and Midtown East Management NL,LLC (“Midtown” and, together with Verdun and Vellar, the “Sellers”). As previously disclosed, on June 16, 2022 the Company and Midtown entered into a Forward Purchase Agreement (the “FPA”), which was subsequently assigned by Midtown to each of Vellar and Verdun. Pursuant to the terms of the Exchange and Cancellation Agreement, the Company issued a certain number of shares of Series B Preferred Stock and Series B Warrants to the Sellers in exchange for each Seller agreeing to irrevocably cancel, waive and forego all of its rights under the FPA and to terminate the FPA. The Company issued (i) 1,607 shares of Series B Preferred Stock and a Series B Warrant to purchase 103,485 shares of Common Stock to Verdun, (ii) 2,070 shares of Series B Preferred Stock and a warrant to purchase 133,301 shares of Common Stock to Midtown, and (iii) 1,325 shares of Series B Preferred Stock and a Series B Warrant to purchase 85,325 shares of Common Stock to Vellar. The number of shares of Common Stock purchasable under the Series B Warrants is subject to adjustment as provided therein.

On September 30, 2025, the Notes were exchanged for an aggregate of 825 shares of Series B Preferred Stock and Series B Warrants to purchase an aggregate of 53,127 shares of Class A Common Stock, subject to adjustment as provided in the Series B Warrant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Agreement and Plan of Merger, dated October 31, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 31, 2022).
2.2	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on November 16, 2022).
2.3	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on October 27, 2023).
2.4	First Amendment to Second Amendment to Agreement and Plan of Merger Warrant Agreement and Lock-up Agreement (incorporated by reference to Exhibit 2.8 of the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 29, 2022).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed March 20, 2025).
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1, filed on June 2, 2021).
3.4	Certificate of Designation of Series B Preferred Stock of SHF Holdings, Inc., dated September 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
4.1	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
10.1	SHF Holdings, Inc. Amendment to Amended and Restated - 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2025).
10.2	Form of Convertible Promissory Note, by and between the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2025).
10.3	Common Stock Purchase Agreement, dated as of September 17, 2025, between SHF Holdings, Inc. and CREO Investments LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2025).
10.4	Registration Rights Agreement dated as of September 17, 2025 between SHF Holdings, Inc. and CREO Investments LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2025).
10.5†	Form of Securities Purchase Agreement, dated September 30, 2025, by and between SHF Holdings, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
10.7	Debt Cancellation Agreement, dated September 30, 2025, by and between SHF Holdings, Inc. and Partner Colorado Credit Union (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
10.8	Form of Exchange and Cancellation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
10.9	Amendment No. 1 to Common Stock Purchase Agreement, dated September 30, 2025, by and between SHF Holdings, Inc. and CREO Investments LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
31*	Certification of Principal Executive Officer and Principal Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32*	Certificate of Principal Executive Officer and Principal Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 20022
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Terrance E. Mendez	Chief Executive Officer and Chief Financial Officer	November 12, 2025
Terrance E. Mendez	(Principal Executive Officer)

/s/ Douglas Beck	Senior Vice President of Finance, Controller	November 12, 2025
Douglas Beck	(Principal Accounting Officer)

