Form 10-K
period 2025-12-31
SHF Holdings, Inc.
filed 2026-04-15
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025 OR

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

The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Common Stock on June 30, 2025 as reported by The Nasdaq Capital Market on such date, was approximately $3.1 million.

As of April 10, 2026, there were 4,505,486 shares of the Company’s Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A for the registrant’s 2026 Annual Meeting of Shareholders, to be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III hereof.

SHF HOLDINGS, INC.

FORM 10-K

December 31, 2025

USE OF MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K (this “Annual Report on Form 10-K” or “Form 10-K” includes market and industry data that we have obtained from third-party sources, including, without limitation industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report on Form 10-K are reliable as of the date hereof, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report on Form 10-K or ascertained the underlying economic assumptions relied upon by such sources and therefore cannot guarantee that such information is accurate or complete. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there may be differences between the prospective and actual results because events and circumstances may not occur as expected, and those differences may be material. Also, references in this Annual Report on Form 10-K to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, reports, surveys or articles. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report on Form 10-K.

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

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Annual Report on Form 10-K, the terms “SHF Holdings,” “Safe Harbor,” “we,” “us,” “our,” the “Company” and similar terms refer to the Company, a Delaware corporation and its wholly-owned subsidiaries, SHF, LLC, SHFxAbaca, LLC, Safe Harbor Retirement Services, LLC and SHF Managed Services, LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements made in this Form 10-K are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. Furthermore, this Form 10-K may contain forward-looking statements regarding the potential for federal rescheduling of cannabis, the potential passage of the SAFER Banking Act of 2025 (the “SAFER Banking Act”), projected growth of the cannabis market, the potential impact of regulatory changes on the Company’s business, and the anticipated benefits of the Second Amended and Restated Commercial Alliance Agreement (the “Second Amended CAA”). You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the discussion of the Company’s risks and uncertainties included in Part I, Item 1A., “Risk Factors” beginning on page 24 of this Form 10-K.

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

● Volatility and uncertainty in the financial markets and banking industry may adversely impact our clients and our ability to obtain additional financial institution customers;

● Liquidity risks could affect our operations and jeopardize our financial condition and certain funding sources could increase our interest rate expense;

● The industry in which our clients operate is considered federally illegal, which may pose risk if actions were taken against those clients or our Company;

● Our strategic plan and growth strategy may not be achieved as quickly or as fully as we seek;

● Our success depends on our ability to compete effectively in highly competitive markets;

● Potential gaps in our risk management policies may leave us exposed to unidentified or unanticipated risk, which could negatively affect our business;

● Our ability to resolve our material weaknesses in internal controls over financial reporting;

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

● Many of our major systems depend on and are operated by third-party vendors, and any systems failures or interruptions could adversely affect our operations and the services we provide to our clients;

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

● We are subject to extensive regulations that could limit or restrict our activities and adversely affect our earnings;

● Litigation and regulatory investigations are increasingly common in our businesses and may result in significant financial losses and/or harm to our reputation;

● Liquidity risks arising from the uncertainty surrounding cash flows;

● We are subject to capital adequacy and Nasdaq liquidity standards, and if we fail to meet these standards, whether due to losses, growth opportunities or an inability to raise additional capital or otherwise, our financial condition and results of operations would be adversely affected;

● Certain of our existing stockholders could exert significant control over the Company;

● If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our Common Stock and its trading volume could decline;

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

● There is substantial doubt about our ability to continue as a going concern;

● The Company’s ability to comply with Nasdaq, Nasdaq’s listing requirements and maintain its listing on Nasdaq is uncertain and subject to various risks and factors that may cause actual results to differ materially; and

● Other factors and information in other filings that we make with the Securities and Exchange Commission (the “SEC”) under the Exchange Act and Securities Act.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks, which are discussed more fully in Part I, Item 1A. “Risk Factors” beginning on page 24 of this Annual Report, that could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report or presented elsewhere from time to time. Capitalized terms used but not otherwise defined in the following summary have the meanings ascribed to them elsewhere in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

Risks Related to the Company’s Business

●	Our revenue has declined significantly in recent periods, and we cannot guarantee that the economics of the Second Amended CAA will fully restore our financial performance.

●	Our revenue has declined due to account attrition, lower pricing, introduction of money market accounts that share interest earned with the depositor and reduced transaction activity within the cannabis industry.

●	Volatility in interest rates may adversely affect our revenues, profitability, and competitive position.

●	Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

Risks Related to the Second Amended CAA

●	PCCU’s loan program is substantially dependent on the regulatory restrictions placed on PCCU, which may limit the types, terms, and amounts of loans offered.

●	The Second Amended CAA reinstates an indemnification obligation of up to 65% of loan loss.

●	We are required to maintain sufficient balance sheet resources to support our indemnification obligations under the Second Amended CAA.

●	Our indemnification obligation is unlimited in amount, and our actual losses could exceed our current estimates and our available cash.

●	We are required to maintain sufficient cash and cash equivalents to support our indemnification obligations under the Second Amended CAA.

●	PCCU retains final loan approval authority and may decline loans that meet our underwriting standards, which could limit our revenue growth.

●	One borrower represents approximately 18% of the total loan portfolio and carries the second highest risk classification.

●	The CRB loan portfolio is concentrated entirely in the cannabis industry, and cannabis-specific collateral is subject to significant valuation discounts, legal uncertainties, and a limited buyer pool in a foreclosure or forced sale.

●	Certain provisions in the Second Amended CAA create a direct link between our listing compliance and our revenue.

●	The initial fair value measurement of our stand-ready guarantee liability at inception under the Second Amended CAA involves significant estimates and judgment and is subject to material uncertainty.

●	Our ongoing expected financial indemnification liability under the CECL standard (ASC 326) requires quarterly ongoing remeasurement and is subject to material uncertainty.

●	We are dependent on third parties, including PCCU and other service providers, for certain critical services and disruptions at PCCU would directly and immediately impair our operations.

●	Loan program income (formerly loan interest income) could decline under the Second Amended CAA if the indemnity reserve would cause our shareholders’ equity to drop below the Nasdaq Listing Requirements to maintain compliance.

Risks Related to the Cannabis Industry and Regulatory Environment

●	We have agreements with financial institutions that provide banking services to CRBs, which exposes us to additional liabilities, regulatory compliance costs, and reputational risk.

●	Cannabis remains a Schedule I controlled substance under federal law and changes in federal enforcement policy or the scheduling status of cannabis could affect our business in unpredictable ways.

●	The Company, our financial institution customers, and our CRB clients are subject to complex federal and state laws governing financial transactions related to cannabis, which could subject them to legal claims or restrict their activities.

●	State-level regulatory changes including market saturation, license non-renewals, and changes to cannabis program structures could impair borrower viability and increase the credit risk in the portfolio we indemnify.

●	Because cannabis remains federally illegal, CRB borrowers generally cannot access bankruptcy protections but instead work through the receivership process, which complicates loan workouts and could increase our loss given default.

●	Service providers to cannabis businesses may be subject to unfavorable U.S. federal income tax treatment, including potential disallowance of ordinary business deductions under Section 280E.

●	Cannabis businesses may be subject to civil asset forfeiture under federal law, which could result in the loss of collateral securing loans in our portfolio.

●	We may have difficulty enforcing certain of our commercial agreements and contracts related to cannabis-adjacent services.

●	Because we serve cannabis-related businesses, we may have difficulty obtaining certain insurance coverages, which could expose us to additional financial liability.

●	The conduct of third parties, including our CRB clients and their financial institution providers, may jeopardize our regulatory compliance and business relationships.

●	Directors, officers, employees, and investors who are not U.S. citizens may face cross-border travel restrictions into the United States due to their involvement in the cannabis industry.

●	We may be subject to marketing and advertising constraints on promoting our services to cannabis-related businesses, which could limit our growth.

Risks Related to Nasdaq Listing Compliance

●	Our Common Stock has previously traded below $1.00 per share, and if it were to trade below $1.00 in the future, it could create an imminent risk of a Nasdaq minimum bid price deficiency notice.

●	A proposed new Nasdaq rule would delist companies whose market capitalization falls below $5 million for 30 or more consecutive trading days.

●	A delisting of our Common Stock could materially impair our ability to make future draws under the ELOC.

Risks Related to Our Capital Structure and Securities

●	The conversion of our Series B Preferred Stock, exercise of Series B Warrants, and future draws under the ELOC could result in substantial dilution to existing holders of our Common Stock.

●	The ELOC is an active financing facility, its pricing and redemption mechanics significantly reduce our net proceeds on each draw and increase dilution to existing stockholders.

●	Our Series B Preferred Stock and Series B Warrants contain anti-dilution and reset provisions that could further dilute common stockholders.

●	Our Common Stock price may be highly volatile, and stockholders may not be able to sell their shares at or above their purchase price.

●	The soundness of our financial institution customers and partners could adversely affect us.

●	Our investment in preferred securities of ADTX is illiquid, subject to impairment, and may result in a partial or total loss.

Risks Related to Internal Controls and Financial Reporting

●	The Second Amended CAA introduces significant new accounting complexity that involves material judgment and estimation uncertainty.

●	One material weakness in revenue recognition related to our activity fee income from deposits held at PCCU has been remediated, however sufficient time has not passed for us to conclude that its is operating effectively.

●	We have identified a material weakness in internal control over financial reporting related to our loan documentation and expected credit loss estimation process, which could result in a material misstatement of our financial statements

Risks Related to Legal Proceedings and Regulatory Compliance

●	An adverse outcome in litigation to which we are or may become a party could materially and adversely affect us.

●	Changes in laws, regulations, or rules applicable to cannabis banking, financial services, or public company reporting could adversely affect our business and results of operations.

●	An interruption in, or breach of security of, our information systems could adversely affect us.

●	We may suffer uninsured losses or losses in excess of our insurance limits.

Risks Related to Our Securities

●	There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

●	The market for our securities has been volatile and may continue to be volatile, which would adversely affect the liquidity and price of our securities.

●	The Company may issue additional shares of common or preferred stock under the Equity Incentive Plan or otherwise, any one of which would dilute the interest of the Company’s stockholders and likely present other risks.

●	Our operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

●	If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our Common Stock adversely, then the price and trading volume of the Common Stock could decline.

●	We may be unable to obtain additional financing to fund our operations and growth.

●	Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which could limit the price investors might be willing to pay in the future for our Common Stock.

●	Our Second Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholder’s ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

●	The Certificate of Designation governing our Series B Preferred Stock contains covenants that may limit our business flexibility.

PART I

Item 1. Business.

Overview

The Company is based in Golden, Colorado. Founded in 2015 by Partner Colorado Credit Union (“PCCU”), SHF was among the first companies to provide compliant banking and lending services to cannabis related businesses (“CRBs”). Our mission is to provide reliable, compliant financial services to the legal cannabis, hemp, and related industries by enabling financial institution customers to offer compliant banking, lending, and other financial services to CRBs.

We provide compliance and loan origination services to financial institutions that wish to offer business banking, private banking, and commercial banking services to clients operating in or adjacent to the state-legal cannabis industry. Through our proprietary technology platform, which currently operates across 41 states and territories, we enable our financial institution customers to compliantly provide the following services to CRBs:

●	Business checking and savings accounts;

●	Cash management accounts;

●	Savings and investment options;

●	Commercial lending;

●	Courier services (via third-party relationships);

●	Remote deposit services;

●	Automatic Clearing House (“ACH”) payments and origination; and

●	Wire payments.

Our core service offerings include:

●	Regulatory compliance consulting and technology: We provide our financial institution customers with the tools and support needed to maintain “Know Your Customer” (“KYC”), Anti-Money Laundering (“AML”) and Bank Secrecy Act (“BSA”) compliance, principally delivered through our proprietary financial services platform. Specific compliance services include initial customer due diligence, customer application management, program management support, compliance monitoring, and regulatory examination assistance.

●	Cannabis-related deposit services: We originate, onboard, verify, and service cannabis-related deposit business for and on behalf of our financial institutions, primarily PCCU, and constitute obligations solely of those institutions; the Company is not a financial institution and does not hold customer deposits on its consolidated balance sheet. Because most CRBs transact with high volumes of cash due to the limited availability of traditional banking services, our platform benefits both CRBs and financial institutions by providing CRBs access to compliant banking and giving financial institutions access to increased, compliantly monitored deposits.

●	Lending services: We source, underwrite, service, and administer loans issued to cannabis businesses and related entities, many of which are also clients of our partner financial institutions.

We generate revenue through fee income, investment income, and loan program income earned by providing these compliance and lending services to financial institutions serving the cannabis industry.

Financial Services Platform

We have developed and commercialized a proprietary financial services platform, known as the Safe Harbor Program (the “Program”), which enables financial institutions to provide compliant banking services to CRBs. Our platform is currently deployed across 41 states and territories and is designed to guide financial institution customers and CRBs through the full lifecycle of account onboarding, validation, and ongoing compliance monitoring in a manner consistent with applicable banking regulations and regulatory guidance.

The platform serves as an automated management tool that allows our employees to deliver continuity of service while enabling compliance staff to efficiently monitor BSA and AML activities. It is intended to satisfy the compliance standards required by state and federal banking regulators, and since inception, we have assisted in the processing of approximately $35.4 billion in cannabis-related depository funds and successfully supported our financial institution clients through more than 25 state and federal banking examinations.

It is important to note that the Company is not a financial institution and does not include loans or customer deposits, which are associated with financial institutions, on its consolidated balance sheet. All deposit accounts are held by our financial institution customers, and all funds transmitted to and from those accounts are handled directly by those institutions. Our role is to provide the compliance infrastructure, technology, and CRB client relationships that enable our financial institution partners to serve the cannabis industry.

We also license the Program to financial institutions that wish to independently provide compliant cannabis banking services. Under these licensing arrangements, we provide:

●	Initial customer due diligence (e.g., KYC);

●	Program management support;

●	Regulatory examination assistance;

●	Customer application management;

●	Compliance monitoring; and

●	Regulatory examination assistance.

We believe our platform and processes have been implemented in a manner that is consistent with applicable laws and regulations. Our track record in developing compliance processes that satisfy regulatory standards has established a strong reputation with relevant regulatory authorities, which we believe positions us well to continue growing our existing service offerings and to expand into new ones.

CRB Deposits

We maintain relationships with PCCU and other financial institution partners in which CRB funds are deposited and monetary transactions are processed. Our proprietary platform connects with the core banking systems of these institutions, enabling us to monitor deposit accounts we have onboarded and to extract the data necessary to help ongoing compliance. All fund transmissions including wires, ACH transactions, and other transfers are processed directly through our financial institution partners’ infrastructure. The Company itself is not a financial institution and does not hold customer deposits.

How We Generate Revenue from Deposit Maintained at Financial Institutions?

We generate revenue from deposit maintained at financial institutions in three primary ways. First, we may assess an initial onboarding fee when a CRB or ancillary service provider begins banking through one of our financial institution partners. This fee reflects the time and complexity involved in completing the KYC and BSA due diligence that is required before an account can be opened. Second, we earn monthly deposit and account activity fees that are based on business type, account size, and transaction activity. Third, we earn investment income when our financial institution partners invest CRB deposits in low-risk, liquid assets. The amount of investment income we earn is directly influenced by the level of deposits under their management and the prevailing interest rate environment.

Our Relationship with PCCU

PCCU is our primary financial institution partner and the holder of the majority of CRB deposit accounts we service, and this relationship is governed by the Second Amended CAA. Under the Second Amended CAA, we provide PCCU with the compliance infrastructure, technology, and CRB client relationships needed to serve the cannabis industry, and in return we earn account servicing fees, investment income on CRB deposits, and a share of loan program income on CRB loans originated through PCCU. We also pay PCCU a monthly asset hosting fee for access to its regulated banking platform and infrastructure. The Second Amended CAA will expire on December 31, 2031, afterwards the agreement will automatically renew for periods of two years unless we or PCCU provides a non-renewal notice twelve months prior to the expiration of the then-current period.

Because PCCU accounts for a significant portion of our revenue, the loss of or a material change to this relationship could have a material adverse impact on our results of operations and financial condition. See Part 1, Item 1A., “Risk Factors––Risks Related to the Second Amended CAA,” Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years ended December 31, 2025 and 2024––Relationship with PCCU,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years ended December 31, 2025 and 2024––Related Party Relationship with PCCU” and Note 10 to the Company’s consolidated financial statements in this Form 10-K for additional detail on our relationship with PCCU and the terms of the Second Amended CAA.

Commercial Lending Program

Commercial lending is a key component of our business and an important source of revenue. Our lending program is designed to specifically address the unique financing needs of CRBs, which often have limited access to traditional credit markets. We assist, service, and administer loans on behalf of our financial institution partners, with the majority of lending currently funded through PCCU using CRB deposit balances that we have onboarded and continue to manage.

Our lending program is focused primarily on senior secured loans, with collateral including real estate, equipment, accounts receivable, and other business assets. Unsecured lending opportunities are also considered on a selective basis. Our approach to credit is built on three core principles: thorough investigations of both collateral and borrower creditworthiness; disciplined loan-to-value requirements; and a deep knowledge of the cannabis industry, including the operational and business cycle dynamics unique to CRB borrowers.

Our loan operations team is directly involved in each step of the lending process, including initial due diligence, underwriting, loan closing and documentation, ongoing servicing, payment processing, borrower monitoring, risk rating, and workout and collections when necessary. PCCU’s loan committee retains final approval authority over all credit decisions, and PCCU is the legal lender of record under all loan agreements. We earn a share of the loan program income on loans originated through PCCU under the terms of the Second Amended CAA. See “––CRB Deposits” above and Note 10 to the Company’s consolidated financial statements in this Form 10-K for additional information.

Our available lending capacity is directly tied to the size of our managed deposit base, as the amount we can arrange in loans through PCCU is based on a regulatorily stipulated percentage of average CRB deposits. We are incentivized to deploy available lending capacity, as loan program income on funded loans generally exceeds the investment income that would otherwise be earned on the same deposits. Growing and retaining the CRB deposit base therefore remains central to our ability to expand the lending program.

In 2025, we executed lending program agreements with certain companies that provide us access to private capital sources, including family offices and private equity funds. These agreements provide additional funding channels for CRB loans outside of our PCCU relationship. These agreements are intended to diversify our lending capacity and reduce our dependence on a single funding source. The Company did not have any revenue from these arrangements, we believe these agreements represent an important avenue for future growth as we continue to build and deploy the lending program.

Our Mission

Our mission is to serve as the trusted financial partner to CRBs and the financial institutions that serve them by providing the compliance infrastructure, lending access, and operational support to allow them to operate, grow, and succeed in a highly regulated industry. We are committed to being the most reliable and knowledgeable financial services provider in the cannabis sector, and to expanding the range of services we offer as the industry matures.

We believe our competitive position is based on four strengths that are difficult to replicate: a decade of demonstrated experience navigating the regulatory requirements and passing many audits of cannabis banking; deep cannabis domain expertise amongst our employees and management, long-standing relationships with both CRBs and the financial institutions that serve them; and a proprietary compliance platform that has processed approximately $35.4 billion in cannabis-related deposit activity across 41 states and territories since 2015. These capabilities allow us to serve a broad range of cannabis industry participants, including cultivators, processors, manufacturers, dispensaries, and multi-state operators, as well as the financial institutions that wish to bank them.

Growth Initiatives

We are pursuing growth through four complementary growth initiatives:

●	We are focused on growing our core deposit and lending business organically by increasing the number of CRB accounts we onboard and manage for our financial institutions, deepening relationships with existing and potentially new financial institution partners, and by deploying more of our available lending capacity through PCCU and our expanding network of private capital partners.

●	In December 2025, we acquired substantially all of the assets of LBMW LLC, a Delaware limited liability company doing business as 420 IT Solutions (“420 IT Solutions”), a company that provided on-site due diligence review services to cannabis-friendly financial institutions. This acquisition added capabilities that are complementary to our existing compliance platform and expanded the suite of services we can offer to financial institution customers seeking to enter or grow their cannabis banking programs.

●	We are investing in the development of a managed services business that will offer outsourced consulting and operational support directly to CRBs and financial institutions. These are expected to include outsourced finance, accounting, treasury, information technology, and human resources services, as many CRBs lack the internal infrastructure to operate in these areas efficiently. We generated initial revenue from this business line in 2025, though it was not material. We are actively investing to build this capability and grow it into a meaningful revenue contributor over time.

●	We are growing through strategic partnerships with third parties who can expand our reach, capabilities, and capital base. In 2025, we executed lending program agreements that allow us to access private capital sources, including family offices and private equity funds, to provide additional funding capacity for CRB loans outside of our PCCU relationship. These partnerships are intended to reduce our funding concentration risk and increase the volume of loans we are able to originate and service.

We are also pursuing partnerships with other CRB-focused service providers whose offerings are complementary to ours, with the goal of creating a more integrated set of solutions for cannabis businesses and the financial institutions that serve them. While revenue from these partnership channels was not material in 2025, we believe they represent an important foundation for future growth.

We believe that the combination of our established compliance and banking infrastructure, our expanded on-site review capabilities following the acquisition of the assets of 420 IT Solutions, our emerging managed services business, and our growing network of capital and strategic partnerships positions us to serve cannabis businesses and financial institutions more comprehensively than any other provider in our market.

Industry Overview

The U.S. Cannabis Market

The United States cannabis industry has grown into one of the largest and most economically significant emerging sectors in the American economy. In 2025, total U.S. state-licensed cannabis market revenues were estimated at approximately $30.4 billion, with forecasts projecting the market to reach approximately $31.5 billion in 2025 and potentially exceed $76 billion by 2030, reflecting a compound annual growth rate of approximately 19%. The industry supports an estimated 425,000 full-time jobs nationwide and generated more than $4.4 billion in state and local tax revenues in 2025. In addition, the intoxicating hemp market had an estimated value of $21.8 billion in 2025.

The regulatory landscape has continued to evolve at the state level. As of the date hereof, 40 states, three territories, and the District of Columbia permit the medical use of cannabis, and 24 states, two territories, and the District of Columbia have enacted laws permitting adult-use recreational cannabis. Despite this broad state-level acceptance, cannabis remains classified as a Schedule I controlled substance under the Controlled Substances Act (the “CSA”), creating a persistent gap between state and federal law that fundamentally shapes how cannabis businesses operate, including their ability to access banking and financial services, obtain standard business financing, and manage their tax obligations.

Federal Regulatory Developments - Rescheduling to Schedule III

The federal regulatory environment for cannabis has undergone significant and evolving changes recently, and the Company believes these developments are material to an understanding of the industry in which it operates.

In August 2023, the U.S. Department of Health and Human Services (“HHS”) recommended that the Drug Enforcement Administration (“DEA”) reschedule cannabis from Schedule I to Schedule III of the CSA, concluding that cannabis has a currently accepted medical use and a lower potential for abuse than Schedule I or Schedule II substances. In May 2024, the U.S. Department of Justice issued a Notice of Proposed Rulemaking proposing to move cannabis from Schedule I to Schedule III. The proposed rule generated nearly 43,000 public comments. While a formal DEA administrative hearing was initially scheduled for January 2025, that hearing was stayed by the presiding administrative law judge pending resolution of procedural appeals, and the rescheduling process effectively stalled for much of 2025.

On December 18, 2025, President Donald Trump signed an Executive Order titled Increasing Medical Marijuana and Cannabidiol Research, directing the Attorney General of the United States to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the CSA in the most expeditious manner in accordance with Federal law.” This Executive Order did not itself reschedule cannabis, as formal rescheduling requires completing the full rulemaking process, which includes DEA issuing a final rule, however we believe it represents the most significant federal cannabis policy directive in more than 50 years and signals a clear intent within the executive branch of the federal government to bring the rescheduling process to conclusion.

Legal challenges to the rescheduling process are anticipated. Organizations opposing rescheduling may argue that the proposed rule is procedurally flawed or scientifically unsupported, and litigation under the Administrative Procedure Act is possible after a final rule is published. The ultimate timing of any final rescheduling rule therefore remains uncertain, and investors should not rely on any specific timeline for completion of the rescheduling process.

We believe the most immediate and financially material consequence of rescheduling would be the elimination of Section 280E of the Internal Revenue Code (“Section 280E”). Under the current law, cannabis businesses classified as drug traffickers under federal law because of the cannabis’ current Schedule I status are prohibited from deducting ordinary and necessary business expenses, including payroll, rent, and marketing costs. This results in effective federal tax rates for cannabis operators that are materially higher than those faced by businesses in other industries. Rescheduling to Schedule III could eliminate the Section 280E penalty, thereby improving cash flows and profitability for state-legal cannabis operators across the country.

Rescheduling could also encourage greater participation by academic institutions and pharmaceutical companies in researching the medicinal properties of cannabis, as we believe such institutions and companies have historically avoided using Schedule I substances in their research.

The Company does not believe that rescheduling, on its own, would eliminate the market for its services. In fact, the Company believes that rescheduling could improve the financial stability of its CRB clients, which would as a result help support higher average account balances. In addition, rescheduling could attract additional financial institutions to join the cannabis banking market, and the Company could partner with some or all of these new entrants.

Banking Access

Despite the growth of state-legal cannabis markets, the vast majority of cannabis-related businesses continue to face constraints in accessing basic banking and financial services. Because cannabis remains a Schedule I controlled substance under federal law, federally regulated financial institutions including banks, credit unions, and payment processors face legal and regulatory risk when providing services to CRBs. Financial institutions that serve CRBs are required to file Suspicious Activity Reports (“SARs”) for cannabis-related transactions under the BSA and related Financial Crimes Enforcement Network (“FinCEN”) guidance, which creates a compliance burden that many financial institutions appear unwilling to assume. As a result, the majority of CRBs continue to operate primarily in cash and in turn this method of operation can create public safety risks, operational inefficiencies, and barriers to tax collection and regulatory oversight.

A bipartisan letter signed by 32 state attorneys general in July 2025 urged Congress to advance the SAFER Banking Act, which is designed to protect federally regulated financial institutions from penalties when they provide services to state-sanctioned cannabis businesses. The SAFER Banking Act has passed the U.S. House of Representatives in prior legislative sessions but has repeatedly failed to advance in the Senate. The bill’s near-term prospects in the current Congress remain uncertain given current legislative dynamics and policy priorities. The Company exists, in part, because of this structural gap in banking access and the need for compliance-driven platforms that enable financial institutions to serve CRBs in a manner that is consistent with applicable federal banking regulations and Fin CEN guidance.

Market Headwinds and Industry Pressures

The cannabis industry experienced meaningful financial and operational headwinds during 2024 and 2025. Wholesale cannabis prices declined in some state markets due to oversupply and increasing competition, constraining operator revenues and reducing average deposit balances across the industry. Cannabis operators collectively carry an estimated $2.5 billion in debt, only approximately 27% of cannabis companies were profitable in 2024, compared to 42% of such companies in 2022. In addition, several large multi-state operators are facing significant debt maturities. These pressures have been reflected in lower average account balances and reduced transaction activity across the Company’s portfolio during 2025.

At the same time, the Company believes there are meaningful catalysts for industry recovery. A potential rescheduling of cannabis could materially improve operator cash flows and profitability. See “Federal Regulatory Developments-Rescheduling to Schedule III.” In addition, broader improvements to the United States’ economy and the growth rate of consumer discretionary spending could support higher cannabis sales volumes. The expansion of state-level markets could increase the number of CRBs as well.

The Company believes that its platform, its established relationships with financial institution customers, and its proprietary compliance infrastructure position it to benefit from an industry recovery as these factors develop.

Regulatory Framework for Cannabis Banking

Under current federal guidance, financial institutions that serve CRBs are required to operate under the framework established in FinCEN’s 2014 guidance memorandum, which outlined our expectations for BSA compliance, ongoing customer due diligence requirements, and SAR filing obligations specific to cannabis banking. The guidance has never been superseded by statute, and financial institutions operating in the cannabis banking space continue to face regulatory examination risk, possible reputational harm in the event of a violation, and the ongoing administrative burden of SAR filings. The Company’s platform and compliance program are designed to address these requirements directly, thereby enabling its financial institution partners to serve CRBs with confidence in their regulatory compliance.

The Company has assisted in the processing of approximately $35.4 billion in cannabis-related depository funds since 2015 and has successfully navigated more than 25 state and federal banking examinations through its financial institution relationships. The Company currently operates its platform across 41 states and territories, serving a diversified base of CRB clients and financial institution customers.

Business Strategy

SHF’s mission is to be the leading compliance-driven financial services platform for the U.S. cannabis industry, enabling partner financial institutions to serve CRBs reliably, safely, and in full conformity with applicable federal and state regulatory requirements. Our strategy is based on five priorities: stabilizing and organically growing our core platform business; deepening lending-related revenue through our relationship with PCCU and other capital sources; building complementary service lines; maintaining and expanding financial institution partnerships; and positioning the Company to benefit from anticipated favorable changes in the federal cannabis banking regulatory environment.

Loans are extended to cannabis related businesses, including both licensed cannabis operators and ancillary service providers to the cannabis industry. The cannabis industry continues to grow and expand at a rapid pace due in part to the on-going opening of additional legalized cannabis markets at the state level. Due to the federally status of cannabis, most cannabis-related businesses have experienced years of inability to access capital at reasonable rates, and these circumstances can force them to purchase properties and equipment and fund their businesses from personal investment or reinvestment of cash from operations, which could potentially limit their own growth. This creates a robust opportunity for us to lend to established entities with real estate assets free of debt. Businesses are taking the opportunity to leverage such assets to expand and grow their operations while we build a senior secured portfolio ostensibly collateralized with a real estate or other hard asset such as equipment.

Furthermore, the industry has typically been subject to “hard money” lending with annual rates available between 18-36%. This is yet another opportunity for us to offer refinancing of real estate and equipment loans at more favorable interest rates. Given that the depository relationship is necessary as part of the compliance process, we benefit from servicing, monitoring, and validating compliance of depository relationships, earning fees on deposits. This results in a lower cost of capital when accounting for the fact that we earn interest income on both the depository and lending relationships.

Stabilize and Organically Grow the Core Deposit and Compliance Platform

Our primary business is providing compliance infrastructure, technology platforms, and ongoing monitoring services that allow partner financial institutions to provide banking services to CRBs. Since 2015, we have assisted in the processing of approximately $35.4 billion in cannabis-related depository funds across a platform footprint of 41 states and territories, and through our financial institution relationships, we have successfully navigated more than 25 state and federal banking examinations. These milestones reflect the depth and durability of our compliance expertise and the strength of our established relationships with both CRBs and financial institutions.

Our near-term organic growth strategy focus is on increasing the number of CRB accounts we onboard and manage, deepening relationships with existing financial institution partners, and selectively expanding to new financial institution partners to the extent market conditions and our operational capacity can support it.

Another key component of our organic growth strategy is early entry into emerging cannabis markets. We define “emerging markets” as American states with cannabis programs that have launched or been materially expanded within the past five years. Our emerging market portfolio spans three distinct opportunity categories:

●	New Markets Coming Online: In states that have recently launched or are actively implementing cannabis licensing programs, such as Delaware, Minnesota, Kentucky, Alabama, and Mississippi, we are working to establish banking relationships as operators prepare for launch, with account activity evolving as businesses progress through their respective licensing and operational phases.

●	Licensing Expansion in Established Adult-Use States: States expanding their licensing frameworks, such as New York, New Jersey, Maryland, Connecticut, Missouri, and Ohio, increase the demand for compliant banking services as new operators are allowed into these markets.

●	Operator Footprint Expansion: States such as Pennsylvania, Illinois, Virginia, and Florida, where existing operators are scaling their operations, require more sophisticated banking and financial services.

By entering these markets early, often before licensing programs are fully developed, the Company aims to position itself as the partner of choice for licensed operators navigating complex and evolving regulatory environments. In emerging markets, deposit levels naturally fluctuate as operators progress through business cycles, from deploying startup capital during launch phases to building working capital reserves as operations mature. See “Recent Developments Emerging Markets” for additional information.

Deepen Lending Revenue Through the Second Amended CAA and Expanding Capital Partnerships

Under the Second Amended CAA, we receive up to 65% of loan program income generated by PCCU’s CRB loan portfolio, an increase from the approximately 35% share in effect from January 1, 2025 until September 30 2025, under the Amended and Restated Commercial Alliance Agreement dated December 30, 2024 by and between the Company and PCCU (the “First Amended CAA”). In exchange, we are obligated to indemnify PCCU for up to 65% of net losses of a default on any loan covered by the Second Amended CAA. As of December 31, 2025, the CRB loan portfolio totaled approximately $52.1 million across 25 loans, with zero historical losses since the program’s inception in 2023. Our strategy is to grow the loan portfolio responsibly by continuing to originate quality CRB loans through PCCU, maintain rigorous credit underwriting standards, and build the cash reserves and capital access necessary to support our indemnification obligations.

In 2025, we executed lending program agreements with certain companies that provide us access to private capital sources, including family offices and private equity funds. These agreements provide additional funding channels for CRB loans outside of our PCCU relationship. These agreements are intended to diversify our lending capacity and reduce our dependence on a single funding source. The Company did not have any revenue from these arrangements, we believe these agreements represent an important avenue for future growth as we continue to build and deploy the lending program.

The September 2025 Recapitalization (as defined below) eliminated approximately $18 million in debt and raised gross proceeds of $6.7 million in new capital, and also resulted in the establishment of the $150 million Equity Line of Credit (“ELOC”) with CREO Investments LLC (“CREO”) that can potentially be expanded to $500 million, thereby meaningfully improving our ability to support our lending commitments and portfolio growth. During the fourth quarter of 2025, the Company issued 1,326,603 shares of Class A Common Stock (“Common Stock”) and received proceeds of approximately $1.8 million.

Build Complementary Service Lines

In December 2025, we acquired substantially all of the assets of 420 IT Solutions, a company that provided on-site due diligence review services to cannabis-friendly financial institutions. This acquisition added capabilities that are complementary to our existing compliance platform and expanded the suite of services we can offer to financial institution customers seeking to enter or grow their cannabis banking programs. On-site reviews are a key component of BSA/AML compliance for cannabis-banking financial institutions, and bringing this capability in-house strengthens both our service offerings and our compliance infrastructure.

In addition, we are investing in the development of a managed services business that will offer outsourced consulting and operational support directly to CRBs and financial institutions. These are expected to include outsourced finance, accounting, treasury, information technology, and human resources services, as many CRBs lack the internal infrastructure to operate in these areas efficiently. We generated initial revenue from this business line in 2025, though it was not material. We are actively investing to build this capability and grow it into a meaningful revenue contributor over time.

Maintain and Expand Financial Institution Partnerships

Our business model depends on maintaining strong, trust-based relationships with our financial institution partners. PCCU remains our most significant financial institution customer. We continue to partner with other financial institutions that wish to compliantly provide banking services to CRBs, including with respect to KYC onboarding, ongoing compliance monitoring, program management support, and regulatory examination assistance.

We are also pursuing partnerships with other CRB-focused service providers whose offerings are complementary to ours, with the goal of creating a more integrated set of solutions for cannabis businesses and the financial institutions that serve them. While revenue from these broader partnership channels was not material in 2025, we believe they represent an important foundation for future growth.

Position for Regulatory Tailwinds

We believe the Company is well-positioned to capitalize on any cannabis-related rescheduling developments. As discussed above, we believe that a rescheduling of cannabis from Schedule I to Schedule III would decrease tax burdens for cannabis operators and improve the financial stability of CRBs.

The potential impact of such reforms on our current and prospective financial institution partners could be significant. According to FinCen approximately 998 depository institutions, 816 banks and 182 credit unions, were actively filing marijuana-related SARs, which is the primary indicator that an institution is serving CRBs, as of December 2024. This represents less than 11% of the approximately 9,140 Federal Deposit Insurance Corporation- and National Credit Union Administration-insured depository institutions operating in the United States as of December 31, 2024. In addition, industry analysts estimate that less than 200 financial institutions nationwide have a dedicated, actively marketed cannabis banking program.

We believe the primary reason the vast majority of U.S. financial institutions have not entered the cannabis banking market is regulatory risk and the compliance burden. Under current federal law and the 2014 FinCEN guidance, every institution serving a CRB must file initial and continuing SARs on a quarterly basis, establish and maintain enhanced BSA/AML compliance programs, and accept the reputational and examination risk that accompanies providing banking services in connection with a federally controlled substance. This compliance burden represents the market barrier that the Company’s platform is specifically designed to address. We believe that passage of the SAFER Banking Act or related federal cannabis banking legislation, or regulatory relief related to the rescheduling of cannabis to Schedule III, would meaningfully lower that barrier and expand the scope of financial institutions willing to enter the cannabis banking market. An increase in the number of financial institutions seeking to serve CRBs would represent a larger market for our compliance services. Regulatory relief would, in our view, be more likely to accelerate the adoption of cannabis banking programs by financial institutions than to make our compliance infrastructure obsolete, given that state-level regulatory requirements, ongoing due diligence obligations, and BSA program management would remain necessary regardless of federal scheduling changes.

Operational Efficiency and Financial Discipline

Following the September 2025 Recapitalization and the restructuring of the Commercial Alliance Agreement (“CAA”) with PCCU in February 2026, we are focused on operating with greater financial discipline. With no material debt outstanding as of December 31, 2025, and improved liquidity from the recapitalization and the ELOC, our near-term priorities include reducing operating costs, improving cash generation, and maintaining the cash reserves required to support our lending indemnification obligations under the Second Amended CAA.

We believe that the combination of our established compliance and banking infrastructure, our expanded on-site review capabilities through the 420 IT Solutions asset acquisition, our emerging managed services offerings, and our growing network of capital and strategic partnerships positions us to serve cannabis businesses and financial institutions more comprehensively than any other provider in our market

Sales and Marketing

Our sales and marketing efforts are focused on three audiences: financial institutions seeking to enter or expand their cannabis banking programs, CRBs seeking access to compliant banking and financial services, and the broader regulatory and legislative community whose decisions shape our operating environment.

We generate new financial institution relationships primarily through direct outreach, referrals from existing partners, and participation in industry conferences and events. Our leadership team actively engages in speaking opportunities and thought leadership forums that position the Company as a recognized authority in cannabis banking compliance. We also maintain relationships with state regulators, legislators, and attorneys general to support awareness of compliant cannabis banking frameworks and to contribute to policy discussions as they evolve.

CRB customer acquisition is largely driven by referrals from our financial institution partners and from existing CRB customers, reflecting the trust-based nature of our platform. We also support customer acquisition and retention through targeted outreach, referral programs, and success fee arrangements that align our growth incentives with those of our partners.

In 2025, we completed a comprehensive rebrand of the Company and its digital presence, repositioning the Company around a unified value proposition that we are the Company where cannabis businesses can come to bank, borrow, operate, and grow. The rebrand included a full redesign of our website and client-facing materials to reflect the expanded scope of our platform beyond compliance and deposit services.

Also in 2025, we formalized and professionalized our Safe Harbor Partner Program by hiring a Senior Vice President of Strategic Partnerships and enrolling more than a dozen third-party partners. These partners refer CRB clients to our platform in exchange for referral fees, while referred CRB clients receive preferential pricing on our services. Although the program was not a material revenue contributor in 2025, it represents an important investment in our distribution infrastructure and is expected to support client acquisition growth in 2026 and beyond.

The December 2025 acquisition of substantially all of the assets of 420 IT Solutions also meaningfully expanded our field presence. Our team now can conduct on-site reviews at financial institutions and CRB locations across the country, and our established presence in key cannabis markets provides the Company with additional capacity to attend industry events, build relationships with prospective clients, and support business development activity in growth markets where in-person engagement is an important part of building trust.

To support broader brand awareness and investor communications, we work with outside public relations and investor relations advisors and maintain an ongoing program of digital marketing, search engine optimization, and direct outreach to current and prospective clients.

Competition

The market for cannabis-related banking and financial compliance services is competitive and evolving. We face competition from two primary sources: (1) software-as-a-service (“SaaS”) compliance technology providers that enable financial institutions to build and operate their own cannabis banking programs and (2) integrated financial technology (“fintech”) company platforms that combine regulatory compliance solutions with broader financial services offerings. We believe we compete on the basis of our regulatory reputation, compliance track record, depth of cannabis industry expertise, breadth of financial services, quality of client relationships, and the overall value of our platform.

SaaS Compliance Technology Providers

A number of companies offer software platforms designed to provide financial institutions with the compliance infrastructure and monitoring tools necessary to provide banking services to CRBs without engaging a specialized third-party compliance provider. These platforms provide KYC tools, BSA monitoring, SAR preparation, and related compliance workflows that financial institutions can operate internally. By lowering the cost and amount of expertise required for a financial institution to build its own cannabis banking program, these SaaS providers reduce barriers to entry for banks and credit unions that have not historically participated in the cannabis banking market. We believe our competitive advantages over these providers include our more than 10-year operational track record in cannabis banking, our established relationships with state and federal banking regulators, our zero-lending-failure history, and the depth of our full-service platform, which extends well beyond software tooling to include client onboarding, ongoing relationship management, lending support, and regulatory examination assistance.

Integrated Fintech Platforms Offering Regulatory Compliance Solutions

A second source of competition comes from fintech companies that bundle regulatory compliance capabilities with complementary financial services, such as payment, supply chain management, or lending, into a vertically integrated suite of services. These platforms seek to serve CRBs through this suite of services, thereby increasing customer switching costs and reducing the need for a standalone compliance and banking infrastructure provider. Competitors in this category include financial institutions that have developed proprietary compliance and banking capabilities specifically tailored to the cannabis industry, as well as specialty lenders that combine capital deployment with advisory services.

Competitive Dynamics and Risks

We expect competition to increase as the cannabis industry matures, as additional states legalize cannabis for medical and/or adult use, and as federal regulatory developments, including the potential rescheduling of cannabis under the CSA, reduce barriers that have historically limited larger financial institutions’ participation in the market. If cannabis is rescheduled to Schedule III, we believe that a broader set of well-capitalized banks, credit unions, and fintech companies would likely seek to enter into or expand their presence in the cannabis banking market, potentially reducing our competitive differentiation and increasing pricing pressure on the fees we charge.

Despite these risks, we believe our primary competitive strengths include the following:

●	Our leadership team’s rare combination of areas of expertise. We believe we are uniquely positioned as the only fintech cannabis financial solution whose executive leadership team, including our Chief Executive Officer, brings together direct, hands-on experience in cannabis operations, financial services, and banking. This integrated expertise allows us to serve cannabis-related businesses with a depth of understanding that we believe no competitor can replicate.

●	Our established regulatory reputation and proven track record. Since our founding in 2015, we have successfully navigated more than 25 state and federal banking examinations, a record we believe is unmatched in our industry and reflects the rigor and integrity of our compliance infrastructure.

●	Our proprietary compliance management platform. Our technology platform, operating across 41 states and territories, has facilitated the processing of approximately $35.4 billion in cannabis-related depository funds since 2015. The platform enables financial institution partners to provide BSA and FinCEN-compliant banking services to CRBs, including KYC onboarding, ongoing transaction monitoring, and regulatory exam support.

●	Our comprehensive suite of financial services for CRBs. Through our financial institution customers and strategic partners, we offer CRBs access to business checking and savings accounts, cash management, commercial lending, ACH and wire payment services, remote deposit, and ancillary compliance consulting, addressing the full spectrum of financial needs that CRBs face in an underserved market.

We cannot assure you, however, that we will be able to compete successfully against current or future competitors, and increased competition could materially and adversely affect our business, financial condition, and results of operations. For additional information, see Part I, Item 1A., “Risk Factors.”

Intellectual Property

The acquisition of substantially all of the assets of 420 IT Solutions included the transfer of, among other things, the registered trademark “420 IT Solutions”, domain name registrations, and other intellectual property, including 420 IT Solution’s whitepaper of banking compliance services and site inspection templates.

Except as described above, we do not have any registered intellectual property, and therefore we currently rely on confidentiality, and non-disclosure agreements with our employees and others to protect our proprietary rights. Despite these efforts to protect ourselves from infringement or misappropriation of our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our intellectual property in violation of our rights. In the event of a successful claim of infringement against us, or our failure or inability to develop non-infringing intellectual property or license the infringed or similar intellectual property on a timely basis, our business could be harmed.

Seasonality

Most loan production is generally subject to seasonality, with the lowest volume typically being in the first quarter of each year. This does not necessarily apply to us as we serve the cannabis industry with demands for access to capital at reasonable rates throughout the year. We expect, based upon our pipeline of demand, a methodical and consistent growth in the lending portfolio.

Investments

The Company’s investment activities are limited in scope and are guided by four core principles: investment quality, liquidity, interest-rate risk management, and return on investment. Given the nature of our business and our obligations under the Second Amended CAA, maintaining adequate liquidity is our primary investment objective.

Most of the Company’s liquid assets are held in cash and cash equivalents, including interest-bearing money market accounts. The Company does not maintain a significant portfolio of marketable securities.

During 2025, the Company acquired 1.5 million preferred securities of Aditxt, Inc. (“ADTX”) for $1.5 million, which is accounted for at cost less impairment under Accounting Standards Codification (“ASC”) 321, as the preferred shares are not actively traded and do not have a readily determinable fair value. During the year ended December 31, 2025, the Company received redemption proceeds of approximately $0.05 million for 43 shares of ADTX. As of December 31, 2025, the Company holds 1,457 preferred securities of ADTX having carrying value of $1.45 million. This investment is classified as long-term and will be periodically assessed for impairment or observable price changes.

The Company does not engage in speculative investment activity and does not hold derivative financial instruments for investment purposes.

Regulations and Legislation

Cannabis remains a Schedule I controlled substance under the CSA, making it illegal under federal law despite being legal for medical and/or adult recreational use in a majority of U.S. states. This conflict between federal and state law is the central regulatory reality shaping our business.

The Federal-State Conflict and Its Impact on Banking

Because cannabis remains federally illegal, most financial institutions are unwilling to provide banking services to CRBs. The risks deterring participation include potential federal prosecution, civil asset forfeiture exposure, reputational risk, and significant BSA compliance obligations. FinCEN issued guidance in February 2014 establishing a framework for how financial institutions may serve the cannabis industry while meeting their BSA and AML obligations. While this guidance created a path forward, it also imposed substantial compliance burdens, including detailed customer due diligence, transaction monitoring, and SAR filing obligations, that most financial institutions are unwilling or unable to resource adequately.

We believe the absence of a federal “safe harbor” for financial institutions and their officers and directors who service CRBs remains the single most significant structural barrier to entry in this market, and this was the primary reason the Company was founded and continues to operate.

Pending and Recent Federal Legislation

Congress has made several attempts to address the banking access problem. The SAFE Banking Act of 2021 (the “SAFE Banking Act”) passed the U.S. House of Representatives in April 2021, and an updated version, the SAFER Banking Act, passed the Senate Banking Committee in September 2023. As of the date of this filing, neither bill has been enacted into law. We continue to monitor legislative developments closely.

Separately, HHS recommended in 2023 that cannabis be rescheduled from Schedule I to Schedule III under the CSA. This recommendation was forwarded to the DEA and remains pending. If rescheduling occurs, it could meaningfully impact cannabis businesses, including by modifying the application of Section 280E, which currently prohibits ordinary business deductions for companies trafficking in Schedule I substances. Greater after-tax cash flow for CRBs could increase deposit activity and borrowing capacity both of which would benefit the Company.

We do not believe passage of the SAFE Banking Act or the SAFER Banking Act alone would significantly reduce the barriers to entry that define our competitive advantage. The high cash-intensity of the cannabis business, its illicit history, and the ongoing presence of an illicit market mean that BSA compliance obligations will remain demanding regardless of whether a safe harbor is enacted. We expect many potential competitors will continue to avoid the sector.

Our Compliance Framework

The Company operates in a compliance-first manner aligned with the 2014 FinCEN Guidance and BSA requirements. Although we are not a chartered financial institution, our agreements with financial institution partners require that we provide services consistent with applicable regulatory standards. Our compliance program includes comprehensive written policies and procedures, ongoing and annual employee training, quarterly and annual third-party compliance audits, and continuous assessments by management. These policies are formally reviewed at least annually. The Company has successfully navigated more than 25 state and federal regulatory examinations with no adverse findings attributable to our program.

Competitive Barriers to Entry

The regulatory environment has created both a barrier and an opportunity. While some fintech companies have attempted to enter this space because these companies benefit from less restrictive regulatory requirements than chartered institutions, sustainable cannabis fintech models require deep regulatory expertise, robust BSA programs, and reliable financial institution partnerships. We believe competition remains limited for these reasons and that our established platform, proprietary technology, and compliance track record provide a durable competitive advantage.

We expect most large financial institutions to remain on the sidelines until federal legalization occurs, and even then, the cannabis sector will require specialized compliance expertise that takes years to build. We also anticipate that regulatory requirements applicable to fintechs will increase over time, further reinforcing the value of our established, compliance-tested program.

Concentrations

The Company’s business is currently concentrated in two significant ways:

●	Financial Institution Partner Concentration.

Substantially all of the Company’s revenue is derived from services provided to PCCU under Second Amended CAA. For the years ended December 31, 2025, and December 31, 2024, revenue generated under then-in-effect version of the CAA approximated 86.7% and 83.5% of the Company’s total revenue, respectively. PCCU is also a significant related party. In addition, the Company receives revenue from merchant services, which is a shared fee for the use of automated teller machines. Merchant service revenue for the years ended December 31, 2025 and December 31, 2024, was approximately 9.7% and 8.6%, respectively. As of the date of this filing, PCCU holds approximately 25% of the Company’s Common Stock. PCCU also holds approximately 43% of Series B Convertible Preferred Stock (“Series B Preferred Stock”) and Common Stock purchase warrants (as amended and restated, each, a “Series B Warrant”) combined, and is the largest holder of those securities. In the aggregate, PCCU’s holdings represent substantial actual and potential ownership of the Company on a fully diluted basis. PCCU also holds substantially all of the cash deposits of CRBs onboarded through the Company’s platform. The loss of, or a material adverse change to, the Company’s relationship with PCCU would have a material adverse impact on the Company’s results of operations and financial condition. The Company is actively working to expand its financial institution partner base to reduce this revenue concentration over time. The Company has other sources of revenue, such as merchant services. During the year ended December 31, 2025, one financial institution terminated its relationship with the Company.

●	CRB Deposit Concentration.

The Company does not directly hold CRB deposit accounts. All deposit accounts are maintained at PCCU or other financial institutions, and all fund transmissions are handled directly by those institutions. The Company’s fee income from onboarded deposits is well-diversified at the individual CRB level. No one CRB account for the year ended December 31, 2025 represented more than 10% of total fee income from onboarded deposits. The Company monitors account retention as a key indicator of its ability to efficiently and compliantly onboard, validate, and monitor CRB accounts.

Loans Receivables

The Company does not originate or hold loans on its own balance sheet in the ordinary course of business. Loans to CRBs are originated and funded by PCCU pursuant to the Second Amended CAA. The Company’s role is to identify, underwrite loans on PCCU’s behalf, earning a share of loan program income. See “Overview–Our Relationship with PCCU” above.

During the year ended December 31, 2025, the Company’s sole loan receivable, which had a carrying value of approximately $0.4 million as of December 31, 2024, was sold, generating proceeds of approximately $0.4 million. As a result, the Company had no loans on its consolidated balance sheet as of December 31, 2025.

For further discussion of the loan program income sharing arrangement and the Company’s obligations under the Second Amended CAA, see Note 9 to the Company’s consolidated financial statements in this Form 10-K.

Employees

As of December 31, 2025, we had 39 full-time employees and one part-time employee. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Approximately 70% of our workforce is based in Colorado, with approximately 8% in Arkansas, and the remainder distributed across six additional states. The Company utilizes a remote-capable workforce model that supports client relationship management across the 41 states and territories in which we operate.

Human Capital Management

Our human capital strategy reflects the specialized nature of our business. Serving the cannabis industry at the intersection of financial services and regulatory compliance requires employees with expertise that is difficult to recruit and takes significant time to develop. Cannabis industry knowledge cannot be easily trained, as, although compliance and financial services skills can be taught, deep operational understanding of the cannabis sector must be cultivated over time. Retaining experienced employees is therefore a direct operational priority.

Our human capital management focuses on the following areas:

●	Talent Acquisition and Retention. We recruit for specialized roles spanning cannabis compliance, banking operations, relationship management, and information technology. Our talent acquisition efforts are concentrated in sales, business development, and client-facing roles that directly drive revenue. We offer competitive base compensation, performance-based incentive programs, and equity participation through the Plan, which is intended to align employee interests with long-term shareholder value creation.

●	Performance Management. The Company is transitioning to a performance-based compensation framework that ties cash bonuses and equity grants to defined, measurable outcomes including revenue growth, client acquisition, and operational efficiency. Performance evaluations are conducted quarterly and annually and serve as the basis for compensation decisions and career development planning.

●	Learning and Development. All employees receive ongoing compliance training aligned with BSA/AML requirements and the 2014 FinCEN guidance. New employees complete industry-specific onboarding covering cannabis banking compliance and the Company’s Code of Business Conduct and Ethics, which is available on our website at www.shfinancial.org. We supplement internal training with cannabis industry conferences and continuing education programs.

●	Technology and Productivity. We are actively investing in artificial intelligence-enabled compliance management and customer relationship management tools designed to automate routine tasks and increase individual employee output. This allows our team to focus on higher-value client-facing activities as we grow, without a proportional increase in headcount.

●	Compensation and Benefits. We offer a competitive total rewards package including comprehensive medical, dental, and vision coverage, with the Company contributing to employee premiums on a tenure-based scale and funding a portion of employee Health Savings Accounts monthly. Effective in 2025, the Company transitioned to an unlimited paid time off policy, which provides employees with flexibility to manage their personal and professional needs without a fixed accrual cap. The Company offers a 401(k) retirement plan to all eligible employees. The employer matching contribution was suspended in 2024 and discontinued in 2025. The Company intends to reassess the matching contribution as its financial position improves.

Recent Developments

Emerging Markets

In March 2026, we announced that emerging U.S. market average deposit balances increased 29% over the twelve months ended February 4, 2026, driving total average deposit balances up 4.5%, and that emerging U.S. markets represented 31% of the Company’s average deposit balances at the time of the announcement.

420 IT Solutions Acquisition

On December 19, 2025, Safe Harbor Managed Services LLC, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the assets of 420 IT Solutions. 420 IT Solutions is engaged in the business of providing third-party professional advisory and technology services to the cannabis industry. The aggregate purchase price for the acquired assets consisted of 125,000 Earnout Shares (as defined below), plus the assumption of certain identified liabilities under contracts assigned to the Company. The acquisition included the transfer of customer contracts, the registered trademark “420 IT Solutions”, domain name registrations, and other intellectual property. No cash consideration was paid at closing. In connection with the acquisition, 420 IT Solutions’ founders, joined the Company to lead the third-party professional advisory and technology services division. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years ended December 31, 2025 and 2024––Acquisition of 420 IT Solutions.”

Second Amended CAA

During the fourth quarter of 2025, SHF LLC, a wholly-owned subsidiary of the Company, and PCCU reached agreement on the material economic terms of the Second Amended CAA on or about October 1, 2025, following completion of the September 2025 Recapitalization. The written agreement was formally executed on February 4, 2026; the intervening period involved only procedural and documentation matters that did not affect the substance of the agreed terms. Accordingly, the Company has given effect to the Second Amended CAA from October 1, 2025, consistent with ASC 606 contract modification guidance. Under the Second Amended CAA, we receive up to 65% of loan program income generated by PCCU’s CRB loan portfolio, an increase from the approximately 35% share in effect under the First Amended CAA. In exchange, we are obligated to indemnify PCCU for up to 65% of net losses on any loan default covered by the Second Amended CAA. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2025 and December 31, 2024––Relationship with PCCU” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2025 and December 31, 2024––Related Party Relationship with PCCU.”

September 2025 Recapitalization

On August 27, 2025, the Company issued Convertible Promissory Notes (the “Notes”) to certain accredited investors with an aggregate principal amount of $0.6 million, a 20% original issue discount (“OID”) and maturity date of September 9, 2026. The conversion price of the Notes is the lesser of (i) a twenty percent (20%) discount to the average volume-weighted average price (“VWAP”) of the Common Stock for the twenty (20) consecutive trading days ending on the trading day immediately prior to the execution date of the Note and (ii) a twenty percent (20%) discount to the average VWAP of the Common Stock for the twenty (20) consecutive trading days ending on the trading day immediately preceding the date of a conversion notice, subject to adjustment as provided in the Note. On September 9, 2025, the Company issued an additional Note to an accredited investor in the principal amount of $0.1 million on identical terms, bringing the aggregate principal amount to $0.7 million.

On September 17, 2025, we established the ELOC with CREO, which provided we may sell to CREO up to $150 million of Common Stock and granted us and CREO the mutual right to agree to increase this amount to $500 million.

On September 30, 2025, all outstanding Notes were exchanged for an aggregate of 825 shares of the Series B Preferred Stock and Series B Warrants to purchase 53,127 shares of Common Stock. Also on September 30, 2025, the Company entered into Exchange and Cancellation Agreements (each, an “Exchange and Cancellation Agreement”) with each of Midtown East Management NL, LLC (“Midtown”), which was subsequently assigned in part to Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”) relating to a Forward Purchase Agreement (the “FPA”) that the Company initially entered into on June 16, 2022. In exchange for each counterparty irrevocably cancelling, waiving, and terminating all of their rights under the FPA, the Company issued an aggregate of 5,002 shares of Series B Preferred Stock and Series B Warrants to purchase 322,111 shares of Common Stock.

We refer to these Notes transactions, the entrance into the ELOC and the termination of the FPA collectively as the “September 2025 Recapitalization.” The September 2025 Recapitalization eliminated approximately $18 million in debt and raised over $6.7 million in new capital and also resulted in the establishment of the $150 million ELOC that can potentially be expanded to $500 million, thereby meaningfully improving our ability to support our lending commitments and portfolio growth. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years ended December 31, 2025 and 2024––Relationship with PCCU” and Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years ended December 31, 2025 and 2024––Gain on Extinguishment of Debt.”

Corporate History

The Company was founded in 2015 to address the lack of reliable and compliant financial services available to CRBs in Colorado. At that time, many financial institutions were unwilling to serve the industry due to regulatory uncertainty and compliance burdens. Drawing on regulatory and banking experience, we developed a compliance program designed to assist financial institutions in providing services to CRBs while addressing BSA and AML obligations.

Our program provides onboarding, monitoring, and validation services to financial institutions seeking to offer traditional banking products to licensed cannabis, hemp, and CBD operators, as well as ancillary businesses that provide goods and services to the cannabis industry. As cannabis legalization has expanded beyond Colorado, our operations have grown to support financial institutions that provide services in 41 states and territories where cannabis is permitted for medical or adult use.

Our principal executive offices are located at 1526 Cole Boulevard, Suite 250, Golden, Colorado 80401, and our telephone number is (303) 431-3435. Our website is www.shfinancial.org; information on our website is not incorporated by reference into this Form 10-K.

Available Information

We maintain a website at the address shfinancial.org. On our website, you can access, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our annual proxy statement on Schedule 14A, and amendments to those materials filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. Materials are available online as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the SEC maintains a website at the address www.sec.gov that contains the information we file or furnish electronically with the SEC. The information contained on our website or on the SEC’s website is not incorporated by reference in, or considered part of, this Form 10-K. Our principal executive offices are located at 1526 Cole Boulevard, Suite 250, Golden, Colorado 80401, and our telephone number is (303) 431-3435

Emerging Growth Company

We are an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period, for as long as it is available. We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which is December 31, 2026, and (b) in which we have total annual gross revenue of at least $1.07 billion, (2) the date on which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning provided in the JOBS Act. The Company will cease to be an EGC on December 31, 2026.

Smaller Reporting Company

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of our Common Stock held by non-affiliates exceeds $250.0 million as of the prior June 30, and (ii) our annual revenue exceeded $100.0 million during such completed fiscal year or the market value of the shares of our Common Stock held by non-affiliates exceeds $700.0 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1A. Risk Factors.

We are subject to risks and uncertainties that could potentially negatively impact our business, financial conditions, results of operations and cash flows. This section contains a description of certain risks and uncertainties identified by management that could, individually or in combination, harm our business, results of operations, liquidity and financial condition, as well as our financial instruments and our securities. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. In evaluating us and our business and making or continuing an investment in our securities, you should carefully consider the risks described below as well as other information contained in this Form 10-K and any risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors.” We may face other risks that are not contained in this Form 10-K, including additional risk that are not presently known, or that we presently deem immaterial. This Form 10-K and the risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in such forward-looking statements. Please refer to the sections in this Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements and “Summary of Risk Factors” for additional information regarding the risks and uncertainties that could potentially negatively impact our business, financial conditions, results of operations and cash flows.

Risks Related to the Company’s Business

Our revenue has declined significantly in recent periods, and we cannot guarantee that the economics of the Second Amended CAA will fully restore our financial performance.

Our loan interest income declined sharply following the First Amended CAA, which reduced our income share to approximately 35%. While the Second Amended CAA, increases our income share to up to 65%, this comes at the cost of an up to 65% loan loss indemnification obligation. As such, we cannot guarantee that the economics of the Second Amended CAA will fully restore our financial performance if we are required to fulfill our indemnification obligations.

Our revenue has declined due to account attrition, lower pricing, introduction of money market accounts that share interest earned with the depositor and reduced transaction activity within the cannabis industry.

The fees we earn from deposit accounts and transaction activity are directly tied to the number of active CRB accounts, the average balances those accounts maintain, and the volume of transactions processed through our platform. Over recent periods, we have experienced account attrition and lower balances, reflecting broader economic pressures in the U.S. cannabis industry, including reduced wholesale pricing and constrained operator liquidity. These trends reduce both our account fee income and the deposit base on which we earn investment income. We also introduced a money market account that shares the interest earned with depositors, which reduces the average revenue generated from CRBs. We cannot predict when, or whether, conditions in the cannabis industry will improve, or whether accounts lost to attrition will be replaced by new customers.

Volatility in interest rates may adversely affect our revenues, profitability, and competitive position.

Our investment income is earned on CRB deposits held at PCCU based on the Interest on Reserve Balances (IORB) paid by the Federal Reserve, which is sensitive to changes in prevailing interest rates and including policy decisions by the Federal Reserve. When interest rates decline, the yield earned on CRB deposits decreases, and when interest rates rise, the yield earned on CRB deposits increases. A sustained low-rate environment could materially reduce our revenues and make it more difficult for us to achieve or maintain profitability. In addition, lower interest rates could reduce the interest rates charged on new loans made to CRB borrowers.

Our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern.

The Company has incurred recurring losses from operations and negative cash flows from operations, including an operating loss of approximately $5.4 million and cash used in operating activities of approximately $3.4 million for the year ended December 31, 2025, which raise substantial doubt about the Company’s ability to continue as a going concern. Management has taken steps to preserve liquidity, including restructuring revenue sharing under the Second Amended CAA to increase the Company’s share of loan program income from approximately 35% to 65%, seeking strategic partnerships, reducing operating expenses, maintaining access to a $150 million ELOC and monitoring its liquidity position. Notwithstanding these measures, there is no assurance that management’s plans will be sufficient to sustain operations, and if the Company is unable to achieve profitability or access adequate capital on acceptable terms, it may be forced to reduce spending, liquidate assets, or curtail operations, any of which could materially harm the Company’s business and financial condition.

Furthermore, the independent auditors’ report on our consolidated financial statements for the year ended December 31, 2025 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. In addition, our future financial statements may include similar qualifications about our ability to continue as a going concern. Our financial statements were prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years ended December 31, 2025 and 2024––Liquidity” and Note 2 to the Company’s consolidated financial statements in this Form 10-K for further details.

Risks Related to the Second Amended CAA

PCCU’s loan program is substantially dependent on the regulatory restrictions placed on PCCU, which may limit the types, terms, and amounts of loans offered.

PCCU is a federally chartered credit union subject to regulation by the National Credit Union Administration. PCCU is subject to regulatory capital requirements, portfolio concentration limits, currently capped at 60% of total assets in CRB-related deposits, and periodic examinations by applicable oversight authorities. If PCCU’s regulators impose more restrictive requirements, reduce its concentration limit, or restrict its ability to make CRB loans, the size and composition of the loan portfolio from which we earn income could be materially reduced. We have no ability to compel PCCU to originate loans or to maintain its current regulatory posture, and changes in PCCU’s regulatory environment could restrict the loan program we depend on for a significant portion of our revenue.

The Second Amended CAA reinstates an indemnification obligation of up to 65% of loan loss.

Under the Second Amended CAA, we receive up to 65% of loan program income generated by PCCU’s CRB loan portfolio. In exchange, we are obligated to indemnify PCCU for up to 65% of net losses of a default on any loan covered by the Second Amended CAA. This obligation has no maximum dollar limit and covers principal, accrued interest, fees, legal costs, collection costs, and collateral disposition costs, net of any recoveries. As of the date the Second Amended CAA was entered into, the total loan portfolio was approximately $52.1 million, giving us a theoretical maximum indemnification exposure of approximately $33.8 million. If one or more significant loan defaults occur, our indemnification obligations could be substantial and could materially impair our financial condition and ability to operate. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years ended December 31, 2025 and 2024––Relationship with PCCU.”

We are required to maintain sufficient balance sheet resources to support our indemnification obligations under the Second Amended CAA.

The Second Amended CAA requires us to certify monthly to PCCU that we maintain adequate liquidity to support our 65% indemnification obligation. While we currently meet this requirement, there is no assurance that we will continue to do so. Our cash position may decline as a result of operating losses, capital expenditures, debt service, or indemnification payments. If we are unable to certify adequate liquidity or if material indemnification claims are made against us, our ability to continue operating could be significantly impaired

Our indemnification obligation is unlimited in amount, and our actual losses could exceed our current estimates and our available cash.

The indemnification obligation under the Second Amended CAA has no dollar cap. Our ability to satisfy indemnification claims depends entirely on our maintaining sufficient cash and liquidity at the time a claim arises. As of December 31, 2025, we held cash of $6.8 million; however, our cash position may decline due to operating losses, working capital needs, or prior indemnification payments. If we are unable to fund an indemnification claim, PCCU would bear the full loss on the affected loan. Such a failure could severely damage our relationship with PCCU, result in a default under the Second Amended CAA, and jeopardize our ability to continue operating.

We are required to maintain sufficient cash and cash equivalents to support our indemnification obligations under the Second Amended CAA.

The Second Amended CAA requires us to certify monthly to PCCU that we maintain adequate liquidity to support our 65% indemnification obligation. While we currently meet this requirement, there is no assurance that we will continue to do so. Our cash position may decline as a result of operating losses, capital expenditures, debt service, or indemnification payments. If we are unable to certify adequate liquidity or if material indemnification claims are made against us, our ability to continue operating could be significantly impaired.

PCCU retains final loan approval authority and may decline loans that meet our underwriting standards, which could limit our revenue growth.

We control the loan origination process and assist with underwriting, risk rating, and credit analysis, for these loans and determine which loan applications are submitted to PCCU for funding. However, PCCU’s loan committee retains final approval authority and may reject loans that we have underwritten and recommended for funding. A pattern of rejections on loans we consider creditworthy could reduce the size of the loan portfolio, limit our loan program income, and constrain our ability to grow revenue under the Second Amended CAA. We cannot compel PCCU to approve any loan we originate, and disagreements over credit standards could adversely affect our relationship with PCCU and our financial results.

One borrower represents approximately 18% of the total loan portfolio and carries the second highest risk classification.

As of December 31, 2025, one borrower had an outstanding loan balance of approximately $9.3 million, representing approximately 18% of our total CRB loan portfolio. This loan carries the second highest risk rating under the risk rating classification system used in the loan program, and which indicates that collection or liquidation in full is highly questionable, doubtful and improbable, with anticipated losses ranging from 20% to 50% of the outstanding balance. Our 65% indemnification exposure on this single loan could result in a loss to us of between approximately $2.2 million, net of estimated collateral value and $6.1 million, uncollateralized. As of December 31, 2025, the Company has recorded provisions of $0.4 million and $0.3 million in the consolidated balance sheet for financial indemnification liability under ASC 326 and standby guarantee obligations under ASC 460, respectively. The realization of any portion of this loss could materially impair our liquidity and financial condition.

The CRB loan portfolio is concentrated entirely in the cannabis industry, and cannabis-specific collateral is subject to significant valuation discounts, legal uncertainties, and a limited buyer pool in a foreclosure or forced sale.

All loans in the portfolio we indemnify are made to CRBs. In the event of a default, the primary collateral securing these loans is typically real estate used in cannabis operations. PCCU eliminates the cannabis license premium (sometimes referred to as the “green tax”) from its collateral valuations and applies a further 60% reduction to estimate realizable value in a non-cannabis sale. As a result, the effective collateral value available to offset loan losses in a foreclosure or forced sale is significantly lower than for comparable conventional commercial real estate. This means our actual loss for a given default, and therefore our indemnification payments under the Second Amended CAA, may be materially higher than we currently estimate.

Certain provisions in the Second Amended CAA create a direct link between our listing compliance and our revenue.

The Second Amended CAA contains a provision that automatically reduces our loan program income share percentage if we determine that our indemnification percentage must be reduced in order to maintain our listing on The Nasdaq Stock Market (“Nasdaq”). In the event of such a determination, our income split percentage will be reduced to match our indemnification percentage, with a retroactive true-up to the immediately preceding quarter that will be settled within ten days of our next filing with the SEC. A reduction in the indemnity percentage would directly reduce our revenue and could signal financial distress to the market. This provision means that a Nasdaq compliance issue could simultaneously impair both our capital markets access and our operating income.

The initial fair value measurement of our stand-ready guarantee liability at inception under the Second Amended CAA involves significant estimates and judgment and is subject to material uncertainty.

We are required under ASC 460, Guarantees, to recognize the fair value of our stand-ready guarantee obligation at inception. We are finalizing this initial fair value measurement with the assistance of a third-party valuation specialist. This is a Level 3 measurement under the fair value hierarchy, meaning it relies on significant unobservable inputs, including assumed default probabilities, loss given default rates, cannabis-specific collateral discount assumptions, discount rates, and the timing of potential guarantee payments. The fair value of this liability is fixed at inception and released over the remaining term of the Second Amended CAA as we are released from risk. Because this measurement depends entirely on management assumptions and unobservable market inputs, actual results could differ materially from our estimates. Errors in this measurement, or changes in the assumptions used, could result in material charges to our income statement or require restatements of our financial statements.

Our ongoing expected financial indemnification liability under the Current Expected Credit Loss (“CECL”) standard (ASC 326) requires quarterly ongoing remeasurement and is subject to material uncertainty.

Pursuant to ASC 326, Financial Instruments – Credit Losses, using the CECL methodology, coinciding with the first period in which the Company held financial assets within the scope of the standard. Our financial indemnification liability represents our estimate of 65% of the expected credit losses on the covered loan portfolio under the Second Amended CAA. Unlike our ASC 460 stand-ready guarantee liability, which is fixed at inception, our financial indemnification liability is dynamic and remeasured every quarter to reflect current conditions, forward-looking economic forecasts, updated default probability assumptions, revised loss given default estimates, and changes in collateral values. Because the cannabis commercial real estate lending market has limited historical loss data for reliable statistical calibration, our estimates for financial indemnification liability involve a higher-than-normal degree of management judgment. Changes in these estimates in future periods, including as a result of borrower deterioration, collateral value declines, or changes in economic conditions, could result in material charges to credit loss expense in our income statement. Errors in these measurements could also require restatements of our financial statements.

We are dependent on third parties, including PCCU and other service providers, for certain critical services, and disruptions at PCCU would directly and immediately impair our operations.

PCCU provides the regulated banking infrastructure on which our entire service model depends. We do not hold a bank or credit union charter and cannot directly offer deposit, lending, or payment services to CRB clients. Operational disruptions at PCCU whether caused by a regulatory action, a cybersecurity incident, a financial stress event, or an operational failure would directly and immediately impair our ability to serve our clients and generate revenue. We have limited ability to transition our operations to an alternative financial institution partner on short notice, and the loss of PCCU’s operational infrastructure for any extended period could be fatal to our business.

We are almost entirely dependent on PCCU as our banking partner. Substantially all deposits from our CRB clients are held at PCCU, and substantially all of our revenue is generated through the services we provide under the Second Amended CAA. We currently have no other financial institution partner of comparable scope. The loss of our relationship with PCCU, or a material adverse change to the terms of the CAA, would have a material adverse effect on our business, revenues, and operations. Until we enter into agreements with one or more additional financial institution partners, our ability to grow our client base and diversify our revenue is significantly constrained

Loan program income (formerly loan interest income) could decline under the Second Amended CAA if the indemnity reserve would cause our shareholders’ equity to drop below the Nasdaq Listing Requirements to maintain compliance.

The Second Amended CAA contains a provision that automatically reduces our loan program income (formerly loan interest income) share percentage if we determine that our indemnification percentage must be reduced in order to maintain our Nasdaq listing. In the event of such a determination, our income split percentage will be reduced to match our indemnification percentage. Any such adjustment in our indemnification obligation would result in a corresponding decrease in the amount of loan program income generated by PCCU’s CRB loan portfolio that we receive pursuant to the Second Amended CAA. The current listing requirement is a minimum of $2.5 million of shareholders’ equity, and if Nasdaq were to increase this requirement such that it exceeded the Company’s balance sheet equity, or the Company’s balance sheet equity decreases below $2.5 million, our loan program income could decline. See “––Risks Related to the Second Amended CAA––Certain provisions in the Second Amended CAA create a direct link between our listing compliance and our revenue.”

Risks Related to the Cannabis Industry and Regulatory Environment

We have agreements with financial institutions that provide banking services to CRBs, which exposes us to additional liabilities, regulatory compliance costs, and reputational risk.

Our business is built on serving an industry that remains illegal under federal law. This creates unique risks that do not apply to service providers operating in conventional industries, including potential federal enforcement actions, heightened regulatory scrutiny of our financial institution partners, difficulty obtaining banking services and insurance, and reputational harm that could affect our ability to attract investors, employees, and customers. Any increase in federal enforcement activity targeting cannabis-related financial services could have an immediate and material adverse effect on our business.

Cannabis remains a Schedule I controlled substance under federal law, and changes in federal enforcement policy or the scheduling status of cannabis could affect our business in unpredictable ways.

Cannabis is classified as a Schedule I controlled substance under the CSA and is illegal under federal law. While some federal administrations have adopted policies of non-enforcement with respect to state-licensed cannabis operations, those policies can change at any time. Potential federal rescheduling of cannabis from Schedule I to Schedule III, while potentially reducing enforcement risk for CRBs, could also attract new competitors into the cannabis banking market, alter the regulatory framework governing financial institutions that serve CRBs, change the federal tax treatment of CRB operators, or otherwise disrupt the economics of the market we serve. We cannot predict the direction or timing of federal cannabis policy changes or their ultimate effect on our business.

The Company, our financial institution customers, and our CRB clients are subject to complex federal and state laws governing financial transactions related to cannabis, which could subject them to legal claims or restrict their activities.

Financial institutions that bank cannabis businesses must navigate a complex web of federal and state laws, including the BSA, anti-money laundering requirements, FinCEN guidance on marijuana banking, and various state cannabis regulatory frameworks. Changes in FinCEN guidance, BSA or AML examination standards, or the legal interpretation of applicable statutes could require us, or our financial institution partners, to modify or discontinue certain services to CRB clients. Any such change could materially reduce our revenues and disrupt our operations.

State-level regulatory changes, including market saturation, license non-renewals, and changes to cannabis program structures could impair borrower viability and increase the credit risk in the portfolio we indemnify.

The viability of CRB borrowers in our loan portfolio depends substantially on conditions in their respective state cannabis markets. Market saturation, the non-renewal of cannabis licenses, adverse changes to state cannabis program structures, or increased state regulation could impair CRB operators’ ability to generate sufficient revenue to service their debt obligations. An increase in default rates among portfolio borrowers would increase the probability that we would be required to fund indemnification payments to PCCU, which could materially impair our financial condition.

Because cannabis remains federally illegal, CRB borrowers generally cannot access bankruptcy protections but instead work through the receivership process, which complicates loan workouts and could increase our loss given default.

Under the applicable bankruptcy laws, debtors engaged in the cultivation, distribution, or sale of a federally illegal substance are generally ineligible for bankruptcy protection. This means that when a CRB borrower defaults, the workout and collateral recovery process must proceed entirely outside of bankruptcy court, typically through foreclosure, deed-in-lieu arrangements, or negotiated settlements. These processes typically take one to three years and yield lower net recovery proceeds than a bankruptcy-supervised liquidation. The result is that our actual loss for a given default on indemnified loans may be materially higher, and our indemnification payments may arise over a longer timeline with greater uncertainty than would be the case for conventional commercial real estate loans.

Service providers to cannabis businesses may be subject to unfavorable U.S. federal income tax treatment, including potential disallowance of ordinary business deductions under Section 280E.

Section 280E prohibits deductions for ordinary and necessary business expenses incurred by taxpayers who traffic in Schedule I or Schedule II controlled substances. This provision significantly increases the effective federal income tax rate for CRB operators, reducing their after-tax cash flow and their ability to service debt. Although Section 280E applies directly to CRBs rather than to service providers such as us, the financial burden it places on our borrowers affects their creditworthiness and the credit quality of the loan portfolio we indemnify. Any adverse change in federal tax policy applicable to cannabis-related businesses could further impair the financial condition of our CRB clients.

Cannabis businesses may be subject to civil asset forfeiture under federal law, which could result in the loss of collateral securing loans in our portfolio.

Federal law permits the seizure and forfeiture of assets used in connection with, or derived from, violations of the CSA. If federal authorities were to seize cannabis-related assets pledged as collateral for loans in the PCCU portfolio, the collateral available to secure repayment would be lost or materially impaired, increasing the risk that we would be required to fund indemnification payments. The risk of civil forfeiture is difficult to predict and is not fully reflected in our current collateral valuations.

We may have difficulty enforcing certain of our commercial agreements and contracts related to cannabis-adjacent services.

Because cannabis remains federally illegal, certain agreements relating to cannabis industry services may be challenged as unenforceable in federal courts or in states that do not recognize contracts related to federally illegal activities. If any of our material agreements were found to be unenforceable, we could lose the benefit of the relevant contract rights and suffer material financial harm.

Because we serve cannabis-related businesses, we may have difficulty obtaining certain insurance coverages, which could expose us to additional financial liability.

The cannabis industry’s federal legal status limits access to standard commercial insurance products. Many conventional insurers decline to provide coverage to cannabis-adjacent businesses, and the specialized insurance products that are available often carry higher premiums and more limited coverage terms. Gaps in our insurance program could leave us exposed to uninsured losses including those arising from indemnification claims, litigation, cybersecurity incidents, or errors and omissions that could materially impair our financial condition.

The conduct of third parties, including our CRB clients and their financial institution providers, may jeopardize our regulatory compliance and business relationships.

Our ability to maintain compliance with applicable laws depends in part on the conduct of the CRBs we serve and the financial institution partners through which we operate. If a CRB client engages in unlicensed activity, money laundering, or other regulatory violations, we could be exposed to regulatory sanctions, reputational harm, or legal liability even if we were unaware of the misconduct. We have what we believe to be effective compliance monitoring procedures in place, but we cannot guarantee that they will detect or prevent all violations by third parties.

Directors, officers, employees, and investors who are not U.S. citizens may face cross-border travel restrictions into the United States due to their involvement in the cannabis industry.

Individuals who are not U.S. citizens and who are associated with the cannabis industry, including through employment, investment, or service on our board of directors, may be subject to restrictions on entry into the United States. This could limit our ability to attract and retain international talent at the board and management levels and could affect relationships with international investors. These restrictions create practical operational challenges that do not affect companies operating in federally legal industries.

We may be subject to marketing and advertising constraints on promoting our services to cannabis-related businesses, which could limit our growth.

Restrictions on advertising and marketing to regulated industries, including cannabis, may limit our ability to promote our platform and services to prospective CRB clients or to financial institutions considering offering cannabis banking services. These constraints could slow our ability to grow our client base and expand into new geographic markets, adversely affecting our revenue growth.

Risks Related to Nasdaq Listing Compliance

Our Common Stock has previously traded below $1.00 per share, and if it were to trade below $1.00 in the future it could create an imminent risk of a Nasdaq minimum bid price deficiency notice.

Nasdaq Listing Rule 5550(a)(2) requires that listed companies maintain a minimum closing bid price of at least $1.00 per share. If our Common Stock closes below $1.00 per share for 30 consecutive trading days, Nasdaq will issue a deficiency notice and we will have 180 calendar days to regain compliance. Our stockholders approved a reverse stock split of the outstanding shares of our Common Stock within the range of 2-for-1 to 12-for-1, which our Board could execute proactively before any deficiency notice is issued. However, if a deficiency notice is received before such action is taken, we may be unable to regain compliance through other means within the required timeframe. Failure to regain compliance could ultimately result in the delisting of our Common Stock from Nasdaq.

A proposed new Nasdaq rule would delist companies whose market capitalization falls below $5 million for 30 or more consecutive trading days.

We are aware of a proposed new Nasdaq rule which was filed with the SEC on January 13, 2026, that would result in mandatory delisting without a cure period if a listed company’s market capitalization is below $5 million for 30 consecutive trading days. The SEC is expected to make a decision on this proposed rule by April 29, 2026. If such a rule is adopted and we fail to satisfy its requirements, our shares could be delisted from Nasdaq, which would have severe adverse consequences for our stockholders and our ability to raise capital. Given that our current stock price and number of shares outstanding as of the date hereof put us below the $5 million requirement, it is possible that we would not be compliant with such a rule at the time of its adoption and could be delisted as soon as 30 trading days after the proposed rule takes effect.

A delisting of our Common Stock could materially impair our ability to make future draws under the ELOC.

The ELOC requires that, as a condition precedent to each draw, there has been no suspension of trading in, or notice of delisting of, our Common Stock. The ELOC also requires us to use commercially reasonable efforts to maintain the listing and trading of our Common Stock on Nasdaq or another Eligible Market (as defined below). If we receive a final and non-appealable notice that our Common Stock will be delisted from Nasdaq, we are required to promptly seek listing on a market designated as eligible under the ELOC, which includes the Over The Counter Market (OTC), The New York Stock Exchange American, or any nationally recognized successor to any of the foregoing (each, an “Eligible Market”).

During any period between a delisting from Nasdaq and the successful listing of our Common Stock on an Eligible Market, we would be unable to satisfy the conditions precedent to make draws under the ELOC. There can be no assurance that we will maintain our Nasdaq listing, or that if delisted, we will be able to obtain listing on an Eligible Market in a timely manner or at all. Any inability to make draws under the ELOC, whether temporary or prolonged, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Capital Structure and Securities

The conversion of our Series B Preferred Stock, exercise of Series B Warrants, and future draws under the ELOC could result in substantial dilution to existing holders of our Common Stock.

In connection with our September 2025 Recapitalization, we issued 31,052 shares of Series B Preferred Stock and Series B Warrants to purchase approximately 1,999,544 shares of Common Stock. As these instruments are converted or exercised, and as we draw on the ELOC, substantial additional shares of Common Stock will be issued and outstanding. This dilution could depress the market price of our Common Stock, making it harder for existing stockholders to sell their shares at or above their purchase price and potentially triggering further Nasdaq compliance issues.

The ELOC is an active financing facility, its pricing and redemption mechanics significantly reduce our net proceeds on each draw and increase dilution to existing stockholders.

We have an active ELOC under which we may raise capital by issuing shares of our Common Stock. However, each draw under the ELOC is subject to the satisfaction of certain conditions precedent, including: (i) no material adverse change in our business, operations, properties, or financial condition; (ii) no suspension of trading in, or notice of delisting of, our Common Stock; (iii) our representations and warranties remaining true and correct in all material respects; and (iv) no occurrence of any event that would reasonably be expected to have a material adverse effect on our ability to perform our obligations under the ELOC. Each draw is also priced at 90% of the lowest intraday trade price on the draw date, meaning we do not receive full market value for the shares we issue. Additionally, each draw is subject to a 25% redemption right, under which the Series B investor returns 25% of the gross draw amount to us as a redemption of Series B Preferred Stock, reducing our net cash proceeds. The combined effect of these features means we retain approximately $0.675 of net cash proceeds for every dollar of shares issued at market. To raise $1.00 of net capital, we must issue shares representing approximately $1.48 of gross market value. This structure, together with the conditions precedent described above, increases dilution to existing common stockholders and reduces the effective capacity and reliability of the ELOC as a liquidity source.

Our Series B Preferred Stock and Series B Warrants contain anti-dilution and reset provisions that could further dilute common stockholders.

The Series B instruments include down-round adjustment provisions and automatic price reset mechanics. The first and final automatic reset has already occurred, resetting the conversion price and exercise price to $1.5528 per share. While no further automatic resets are triggered, the increased share counts resulting from the reset require additional share registration. Additional issuances of Common Stock at prices below the conversion or exercise price, whether under the ELOC or otherwise, may trigger further anti-dilution adjustments, increasing the number of shares issuable to Series B holders and further diluting existing common stockholders.

Our Common Stock price may be highly volatile, and stockholders may not be able to sell their shares at or above their purchase price.

Our Common Stock has experienced significant price volatility, including extended periods of trading below $1.00 per share. Factors that have contributed, and may continue to contribute, to this volatility include our financial condition and operating results, changes to the terms of our Second Amended CAA, regulatory developments affecting the cannabis industry, Nasdaq compliance notices, limited analyst coverage, low trading volumes, and broader stock market conditions. This volatility makes it difficult for stockholders to predict when, or whether, they will be able to sell their shares at a price they consider acceptable.

The soundness of our financial institution customers and partners could adversely affect us.

We depend on the financial health and stability of PCCU and any other financial institution partners we may engage with. PCCU is subject to its own regulatory requirements, capital adequacy standards, and examinations by applicable oversight authorities. A regulatory enforcement action against PCCU, a deterioration in PCCU’s financial condition, or a significant adverse event at PCCU could directly and materially impair our ability to provide services to CRB clients, collect fees and interest income, and fund our operations. We have limited ability to anticipate or mitigate risks arising from the financial condition of our banking partners.

Our investment in preferred securities of ADTX is illiquid, subject to impairment, and may result in a partial or total loss.

We hold an investment in preferred securities of Aditxt, Inc. (“ADTX”), a publicly traded company, with a carrying value of $1.45 million as of December 31, 2025. The investment was received as non-cash consideration in connection with the issuance of our Series B Preferred Stock in September 2025. Because ADTX’s preferred shares are not actively traded and do not have a readily determinable fair value, the investment is measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar instruments under ASC 321. We do not have the ability to exercise significant influence or control over ADTX, and we hold less than 20% of its voting interests.

Starting April 1, 2026, the Company can convert the ADTX preferred shares into shares of ADTX common stock at a 50% premium to the $1,000 value using a conversion price based on a 20% discount to the trailing five-day volume-weighted average price (VWAP) of ADXT’s common stock, which can be sold Nasdaq in tranches over multiple quarters depending on the average trading volume. Based on the conversion mechanics, the aggregate face value of ADTX’s common stock issuable upon full conversion would exceed the current carrying value of the preferred shares. However, the timing and actual proceeds we realize upon conversion and sale will depend on the trading price and volume of ADTX’s common stock at the time of each transaction. If ADTX’s common stock price declines, trading volume is insufficient to absorb our sales without significant price impact, or ADTX experiences a deterioration in its financial condition or business prospects, we may realize proceeds below our carrying value or be required to recognize an impairment charge, either of which could have a material adverse effect on our consolidated results of operations.

Risks Related to Internal Controls and Financial Reporting

The Second Amended CAA introduces significant new accounting complexity that involves material judgment and estimation uncertainty.

The Second Amended CAA requires us to measure and record a stand-ready guarantee liability at fair value at inception under ASC 460, estimate and recognize an initial financial indemnification liability under ASC 326-20, and account for retroactive revenue recognition as a subsequent event for the period from October 1, 2025 through December 31, 2025. Each of these accounting determinations involve significant estimates and management judgment. Errors in our estimates or judgments could result in material misstatements in our financial statements, which could require restatements, damage investor confidence, and adversely affect our ability to timely file required SEC reports.

One material weakness in revenue recognition related to our activity fee income from deposits held at PCCU has been remediated, however sufficient time hasn’t passed for us to conclude that its operating effectively.

As of December 31, 2025, the Company had material weaknesses we have identified, one specifically relates to revenue recognition for activity fee income earned on CRB deposits held at PCCU. This weakness has been remediated however sufficient time hasn’t passed for us to conclude that it is operating effectively. There remains a risk that our reported activity fee revenues may be misstated. A misstatement in this revenue category could adversely affect investor confidence in our financial reporting, attract SEC comment or inquiry, and impair our ability to file required periodic reports on a timely basis. See Part II, Item 9A., “Controls and Procedures.”

We have identified a material weakness in internal control over financial reporting related to our loan documentation and expected credit loss estimation process, which could result in a material misstatement of our financial statements.

During the fourth quarter of 2025, in connection with the Company’s initial recognition of an indemnification liability under the Second Amended CAA, management identified a material weakness in internal control over financial reporting. Specifically, for the first time, the Company was required to measure a stand-ready guarantee liability at fair value under ASC 460 and an expected credit loss liability under ASC 326-20. Both measurements depend on underlying loan documentation maintained as part of the Company’s credit administration responsibilities under the Second Amended CAA. During the audit, certain loan documentation used in connection with these measurements was found to be out of date or inconsistent with the terms of the underlying loans.

While management concluded that the indemnification and expected credit loss liabilities which together totaled approximately $3.1 million as of December 31, 2025 are fairly stated as of that date, the absence of a formalized loan documentation review and maintenance process represents a control deficiency. If not remediated, this deficiency could result in a material misstatement of the Company’s indemnification liability under ASC 460 or its expected credit loss liability under ASC 326-20 in future periods.

If our financial statements are not accurate, investors may not have a complete understanding of our operations. If we do not file financial statements on a timely basis as required by the SEC, we could face severe consequences. If we are unable to conclude that its internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Moreover, responding to such investigations are likely to consume a significant amount of our management resources and cause us to incur significant legal and accounting expenses. Failure to remedy any material weakness in internal control over financial reporting, or to maintain effective control systems, could also restrict our future access to the capital markets. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses. See Part II, Item 9A., “Controls and Procedures.”

Risks Related to Legal Proceedings and Regulatory Compliance

An adverse outcome in litigation to which we are or may become a party could materially and adversely affect us.

We are currently a party to a declaratory judgment action pending in a Denver County, Colorado District Court in connection with our acquisition of Rockview Digital Solutions, Inc. d/b/a Abaca (“Abaca”). We cannot predict the timing, outcome, or cost of this litigation. An adverse ruling could result in financial judgments against us, require us to alter our business practices, or damage our reputation. In addition to existing litigation, we may in the future become subject to other legal proceedings in the ordinary course of our business. The cost of defending any litigation, even if we are ultimately successful, could be significant and could divert management attention and resources from our core operations.

Changes in laws, regulations, or rules applicable to cannabis banking, financial services, or public company reporting could adversely affect our business and results of operations.

We operate at the intersection of cannabis regulation, financial services regulation, and public company reporting requirements, all of which are subject to change. Modifications to FinCEN guidance on cannabis banking, changes in SEC reporting requirements, updates to Nasdaq listing standards, or shifts in state cannabis regulations could require us to make significant operational or compliance changes, incur additional costs, or modify or discontinue certain services. The regulatory environment in which we operate is complex and evolving, and we may not be able to adapt quickly enough to avoid adverse consequences.

An interruption in, or breach of security of, our information systems could adversely affect us.

We operate a proprietary compliance technology platform that processes sensitive financial and regulatory compliance data for CRB clients and financial institutions. A cyberattack, data breach, ransomware incident, or systems failure affecting our platform, or the platforms or systems of CRB clients or other third parties we are engaged with, could expose us to significant legal liability, regulatory sanctions, reputational harm, and operational disruption. Recovery from a serious cybersecurity incident could be costly and time-consuming, and our insurance coverage for cyber-related losses may be insufficient to fully cover the resulting damages. Our ability to maintain the trust of our clients and financial institution partners depends on the security and reliability of our technology infrastructure. For information on our cybersecurity risk management, strategy and governance, see Part I, Item 1C., “Cybersecurity.”

We may suffer uninsured losses or losses in excess of our insurance limits.

We carry insurance intended to cover various business risks, but the specialized nature of our cannabis-adjacent business limits our access to certain commercial insurance products. Our insurance policies are subject to coverage exclusions, deductibles, and limits that may be insufficient to fully compensate us for significant losses. In particular, losses arising from indemnification obligations under the Second Amended CAA, professional liability, cyber incidents, or regulatory actions may not be fully covered by our existing policies. Significant uninsured losses could materially impair our financial condition and our ability to continue operating.

Risks Related to Our Securities

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Nasdaq requires that the trading price of its listed stocks remain above $1.00 in order for stock to remain listed. If a listed stock trades below $1.00 for more than 30 consecutive trading days, then it is subject to delisting from the Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

The market for our securities has been volatile and may continue to be volatile, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to sales of shares of Common Stock, including those issued to the holders of our convertible preferred stock upon the conversion thereof, and to general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the Over-the-Counter Markets, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

The Company may issue additional shares of common or preferred stock under the Amended and Restated - 2022 Equity Incentive Plan (the “Equity Incentive Plan” or the “Plan”) or otherwise, any one of which would dilute the interest of the Company’s stockholders and likely present other risks.

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 1,000,000,000 shares of Common Stock and 1,250,000 shares of preferred stock, par value $0.0001 per share. There are currently 995,494,515 unissued shares of Common Stock available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and stock options. As of April 10, 2026, there were 30,808 shares of Common Stock, 111 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 31,052 shares of Series B Preferred Stock issued and outstanding and an aggregate of 2,601,374 warrants outstanding. The Purchase Agreement permits the issuance of certain securities, including Common Stock, options and other equity awards, under the Equity Incentive Plan. The Company may issue additional shares of common or preferred stock to under the Equity Incentive Plan or as needed for working capital or other purposes.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of existing investors;

●	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded the Common Stock;

●	could cause a change in control if a substantial number of shares of Common Stock is issued, which may affect, among other things, the Company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of the Company’s present officers and directors; and

●	may adversely affect prevailing market prices for the Common Stock.

Our operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

●	Our operating results may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;

●	profitability of our services, especially in new markets and due to seasonal fluctuations;

●	changes in interest rates;

●	macroeconomic conditions, both nationally and locally;

●	negative publicity relating to products we serve;

●	changes in consumer preferences and competitive conditions;

●	expansion to new markets; and

●	fluctuations in commodity prices.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our Common Stock adversely, then the price and trading volume of the Common Stock could decline.

The trading market for our Common Stock may be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If any of the analysts who may cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover the Company were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause the stock price or trading volume of our Common Stock to decline.

We may be unable to obtain additional financing to fund our operations and growth.

We may require financing to fund our operations or growth in future periods. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the Company. Except as otherwise provided for in the ELOC, none of our officers, directors or stockholders is required to provide any financing to us.

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

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of SOX, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (1) following July 28, 2026, the fifth anniversary of our initial public offering (“IPO”), (2) in which we have total annual gross revenue of at least $1.07 billion or (3) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock, public warrants and public units that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Common Stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Common Stock and the price of our Common Stock may be more volatile. The Company’s total revenue for the year ended December 31, 2024 was approximately $15.2 million. If the Company expands its business through acquisitions and/or grows revenue organically, we may cease to be an emerging growth company prior to December 31, 2026.

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

If some investors find our Common Stock less attractive as a result of the foregoing, there may be a less active trading market for our Common Stock and more stock price volatility.

The Certificate of Designation governing our Series B Preferred Stock contains covenants that may limit our business flexibility.

The Certificate of Designation governing our Series B Preferred Stock requires the consent or cooperation of the holders of Series B Preferred Stock for certain corporate actions. If we are unable to obtain such consent or cooperation, these provisions of the Certificate of Designation governing our Series B Preferred Stock could limit our business flexibility or our ability to take, or refrain from taking, certain actions that management may believe would be in the interest of the Company and its stockholders, which could adversely affect our business and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Company has implemented a written information security program designed to address the confidentiality, integrity, and availability of information systems and the non-public personal information the Company holds on behalf of its clients and business partners. The program is designed to comply with applicable requirements under Regulation S-P and the Federal Trade Commission Safeguards Rule.

Program Components.

The Company’s cybersecurity risk management program includes the following key elements:

●	Threat Detection and Response: The Company uses a combination of automated tools and manual procedures to detect, contain, and respond to cybersecurity threats, including malicious code detection, network monitoring, and security incident response protocols

●	Vulnerability Management: The Company engages a third-party cybersecurity service provider it believes is qualified to conduct periodic vulnerability assessments, penetration testing, and risk evaluations of the Company’s information systems.

●	Third-Party Vendor Risk Management: Before engaging service providers that will access, transmit, or store Company or client data, management performs due diligence to evaluate their cybersecurity practices. The Company seeks to engage vendors that maintain cybersecurity programs reasonably consistent with the Company’s own standards.

●	Employee Training and Awareness: All officers and employees are subject to the Company’s information security policies and procedures and are required to participate in periodic cybersecurity education and awareness training.

●

Integration with Enterprise Risk Management: The Company’s cybersecurity risk management program is integrated into its broader enterprise risk management framework and utilizes the same common reporting channels and governance processes and the broader framework.

●	Third-Party Assessments. The Company engages an external cybersecurity services provider to assist in assessing and managing cybersecurity risks. This provider supports threat monitoring, incident response planning, and periodic assessments of the effectiveness of the Company’s security controls.

●	Material Cybersecurity Incidents. To date, the Company has not experienced any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition. However, we cannot guarantee that future incidents will not occur or will not be material. See Part I, Item 1A., “Risk Factors––Risks Related to Legal Proceedings and Regulatory Compliance––An interruption in, or breach of security of, our information systems could adversely affect us.”

Governance

Board Oversight

The Board of Directors recognizes that cybersecurity is an important component of the Company’s overall risk management framework. The Board has delegated primary oversight responsibility for cybersecurity risk to management, which periodically briefs the Board on the status of the cybersecurity program, material developments, and the threat environment. Management reviews and discusses with the Board the guidelines and policies with respect to risk assessment and risk management of cybersecurity and other relevant risks related to the Company’s information systems. The Board receives updates from management on cybersecurity matters as needed or when a significant incident or emerging risk warrants attention.

Management Responsibility

Day-to-day responsibility for the cybersecurity program is managed by Jeremy Robinson, the Company’s Vice President of Information Technology, who oversees the design, implementation, and maintenance of the Company’s information security program, including:

●	Monitoring the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents;
●	Managing relationships with third-party cybersecurity service providers; and
●	Reporting material cybersecurity threats or incidents to the Chief Executive Officer and, where appropriate, to the Board.

The Company believes that Mr. Robinson has developed relevant knowledge, skills, and experience in information technology and cybersecurity risk management through his career in the information technology sector, including his experience overseeing third-party vendors, evaluating security controls, and responding to information security risks. The Chief Executive Officer is responsible for ensuring that material cybersecurity matters are escalated to the Board in a timely manner, although Mr. Robinson may also report material cybersecurity threats or incidents to the Board.

Incident Response

The Company maintains cybersecurity incident response procedures that provide a framework for identifying, assessing, containing, and remediating cybersecurity incidents, including procedures for timely reporting to the Board and, where required, to regulators and affected individuals

Item 2. Properties.

The Company leases approximately 8,043 square feet of office space for its executive offices located in Golden, Colorado. Monthly rent is approximately $0.02 million, increasing annually to a maximum of $0.02 million per month for the final six months of the lease term. The lease expires June 30, 2029.

During the year ended December 31, 2025, the property owner of the Golden, Colorado facility became subject to a court-appointed receivership. Throughout the receivership period, the Company continued to occupy the premises and made all rental payments in accordance with the existing lease terms. During the fourth quarter of 2025, the receivership process concluded with the sale of the property to a new owner. The Company’s lease was assumed by the new property owner, and the lease continues in full force and effect under its existing terms and conditions. The sale and change in ownership did not result in a lease modification, reassignment, or early termination of the lease, and had no material impact on the Company’s operations or financial position. No impairment of the related right-of-use asset was identified, and no remeasurement of the lease liability was required under ASC 842.

The Company has no other material properties and does not own any real property.

Item 3. Legal Proceedings.

SHF Holdings, Inc. v. Roda, Ellis, and Carroll (Denver District Court)

On October 17, 2024, the Company filed a complaint in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187. The lawsuit arises from a dispute over the terms of the Company’s October 2022 acquisition of Abaca pursuant to a merger agreement that was subsequently amended in November 2022 and in October 2023 (the “Second Amendment”).

The Second Amendment restructured certain merger consideration, including introducing warrants and modifying payment timing. The defendants contend the Second Amendment is invalid under Delaware law and seek to have it set aside, which would reinstate the original payment terms and potentially increase the Company’s obligations. The Company maintains that the Second Amendment was validly executed and is binding.

On November 21, 2024, at the Company’s request, the disputed merger payment of $3.0 million was deposited into the Denver County, Colorado District Court’s registry pending resolution of the dispute.

On December 19, 2024, the defendants filed an answer and counterclaims against the Company. On April 18, 2025, the District Court issued an order denying the Company’s motion to dismiss most of the counterclaims, but the District Court did dismiss claims against the Company’s Chairman, Fred Niehaus, with prejudice. The District Court also clarified that the Delaware statutes cited by the defendants govern pre-closing amendments and do not authorize post-merger amendments altering consideration, a finding that is consistent with the Company’s legal position.

The case is currently in active discovery. A ruling on the summary judgement briefing is pending, and a court date is scheduled for May 2026.

Financial Exposure

The Company has assessed its potential exposure under ASC 450, see Note 20 Commitments and Contingencies. If the District Court upholds the Second Amendment, which the Company believes was validly executed and is binding, its cash obligation is limited to the $3.0 million already deposited in the District Court’s registry, with additional exposure limited primarily to legal fees. The Company currently considers an adverse outcome reasonably possible but not probable. Accordingly, no accrual has been recorded for this contingency beyond the $3.0 million already reflected in the financial statements. The estimated range of loss is $0 to $7.8 million. For additional details regarding this matter, please refer to Note 20 to the consolidated financial statements included in this Annual Report on Form 10-K, and to the Company’s Current Reports on Form 8-K filed with the SEC on October 18, 2024 and December 19, 2024.

Other Legal Matters

In addition to the foregoing, from time to time we may be party to various legal proceedings and claims arising in the ordinary course of business. These may include disputes relating to the ownership of funds in particular accounts, the collection of delinquent accounts, credit relationships, challenges to security interests in collateral, and foreclosure matters incidental to our regular business activities.

We assess our legal liabilities and contingencies at least quarterly using the most recently available information, advice of legal counsel, and applicable accounting guidance under ASC Topic 450. Where a loss is probable and can be reasonably estimated, we record a reserve in our consolidated financial statements. These reserves are adjusted each quarter to reflect relevant developments. Where a loss is not probable or cannot be reasonably estimated, we do not accrue a reserve.

Based on information currently available to us and the advice of counsel, we are not aware of any pending or threatened legal proceedings or claims, other than the matter described above, that we believe are likely to have, individually or in the aggregate, a material adverse effect on our business, financial position, results of operations, or cash flows. We note, however, that legal proceedings are inherently uncertain, and the ultimate resolution of any matter could differ from our current assessments. An unfavorable outcome in one or more matters, depending on its magnitude, could be material to our financial results for a particular period.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed on Nasdaq under the symbol “SHFS.” Our Redeemable Warrants, each exercisable for one share of Common Stock at an exercise price of $230.00 per share, are listed on Nasdaq under the symbol “SHFSW”.

Holders of Record

As of April 10, 2026, there were 101 holders of record of our Common Stock and 21 holders of record of our Redeemable Warrants. The actual number of stockholders is greater than the number of record holders because many shares and warrants are held in “street name” by brokers and other nominees on behalf of beneficial owners who are not reflected in the record holder count.

Dividend Policy

We have not paid any cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future. We currently intend to retain any future earnings to fund operations, working capital, and debt repayment. Any future decision to declare and pay dividends will be made at the sole discretion of our Board and will depend on a number of factors, including our results of operations, financial condition, capital requirements, contractual restrictions, and any other factors the Board considers relevant.

In addition, our ability to pay dividends on our Common Stock may be restricted by the terms of any current or future indebtedness or preferred equity. Notably, our Series B Preferred Stock, issued on September 30, 2025, ranks senior to our Common Stock with respect to dividends and liquidation. Dividends on the Series B Preferred Stock accrue only when declared by the Board, on an as-converted basis, but holders of the Series B Preferred Stock are entitled to receive dividends on a parity with holders of Common Stock before any dividends may be paid to holders of Common Stock alone.

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, the Company issued the following securities that were not registered under the Securities Act. Each of these issuances was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions not involving a public offering to accredited investors or in exchange for securities or services.

1)	Convertible Promissory Notes. On August 27, 2025 and September 9, 2025, the Company issued the Notes to accredited investors with an aggregate principal of approximately $0.7 million and a 20% original issue discount.

2)	ELOC. During the year ended December 31, 2025, the Company issued 1,326,603 shares of Common Stock under the ELOC, receiving net proceeds of $1.8 million with an average price per share of $1.341.

3)	Series B Preferred Stock and Series B Warrants. On September 30, 2025, the Company issued 31,052 shares of Series B Preferred Stock and Series B Warrants to purchase an aggregate of 1,999,544 shares of Common Stock to institutional and accredited investors for aggregate consideration of approximately $24.7 million, consisting of cash, debt cancellation, termination of contractual obligations, and exchanges of then-outstanding Notes. Included in this issuance were securities issued to PCCU in exchange for cancellation of $10.7 million in debt, to Verdun, Midtown, and Vellar in exchange for termination of the $7.3 million FPA, to holders of the Notes in exchange for cancellation of those notes, and to three independent consultants for services.

4)	Common Stock - Abaca Acquisition Consideration. On October 3, 2025, the Company issued 37,517 unregistered shares of Common Stock in lieu of cash in satisfaction of the third-anniversary consideration payment under the Abaca merger agreement.

5)	Common Stock - Legal Settlement. During 2025, the Company issued 89,308 shares of Common Stock in connection with the settlement of a legal dispute.

6)	420 IT Solutions Asset Acquisition. In connection with the Company’s acquisition of substantially all of the assets of 420 IT Solutions, the Company issued 125,000 shares of Common Stock (the “Earnout Shares”) at closing as the full purchase price for the acquired assets. The issued Earnout Shares are held by the Company (or its transfer agent) on behalf of 420 IT Solutions as they are subject to performance-based vesting conditions during the period January 1, 2026 through December 31, 2027. Unvested Earnout Shares are subject to transfer restrictions and forfeiture. The Earnout Shares are restricted securities under Rule 144. This issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering in exchange for property. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years ended December 31, 2025 and 2024––Acquisition of 420 IT Solutions.”

The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act for each of the above issuances, on the basis that each transaction did not involve a public offering and was made to accredited investors, or in exchange for property, services, or other securities.

Issuer Purchases of Equity Securities

None

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this section to “we,” “us,” “our,” “SHF,” or the “Company” refer to SHF Holdings, Inc. References to “management” refer to our officers and Board of Directors. The following discussion and analysis of our financial performance and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

The Company was founded in 2015 by PCCU and is headquartered in Golden, Colorado. We operate a proprietary compliance technology platform that enables financial institutions to provide banking and lending services to CRBs operating legally under applicable state law.

Because cannabis remains a federally controlled substance under the CSA, most financial institutions have historically been unwilling to serve CRBs, creating significant demand for the compliance infrastructure and risk management services we provide. We are not a bank or credit union and do not hold customer deposits. Instead, we provide compliance monitoring, onboarding, and reporting services that allow our financial institution clients to accept and maintain CRB deposit accounts in a manner consistent with BSA requirements, FinCEN guidance, and applicable anti-money laundering regulations.

Through our financial institution clients, we facilitate access to business checking and savings accounts, cash management, commercial lending, remote deposit, ACH payments, wire transfers, and courier services through third-party relationships. By enabling CRBs to deposit cash receipts through regulated financial institutions, our platform helps to reduce the safety risks associated with high cash volumes and gives CRBs access to financial tools that help them operate more efficiently. In select markets, we also license our Program to other financial institutions, providing them KYC due diligence tools, compliance monitoring, program management support, and regulatory exam assistance.

We generate revenue primarily through three streams: account fee income based on the number of active accounts and the size of deposit balances in such accounts, loan program income (formerly loan interest income) on CRBs loans we source and service on behalf of our financial institution clients, and investment income earned on CRB-related deposits held at those institutions. Since 2015, the Company has assisted in the processing of more than $35.4 billion in cannabis-related depository funds and has supported its financial institution clients through more than 25 state and federal banking examinations.

Relationship with PCCU

PCCU is our primary financial institution client and the source of a significant majority of our revenue. This relationship is governed by the Second Amended CAA, which replaced the First Amended CAA as of October 1, 2025.

The First Amended CAA introduced several significant changes to the CAA, including (i) the elimination of the Company’s indemnification obligations for loan-related losses, (ii) a reduction in the Company’s loan program income share to approximately 35% to reflect the incremental risk absorbed by PCCU in connection with the elimination of our indemnification obligations, (iii) the replacement of a multiple per-account fee structure with a single asset hosting fee equal to 1.00% of average daily CRB deposit balances that increased to 1.30% in the event balances exceeded $130 million, and (iv) us receiving 100% of investment income on CRB deposits.

The Second Amended CAA fundamentally restructured the economics of the PCCU relationship. The primary changes were that (i) the Company’s share of loan program income increased from approximately 35% to up to 65%, reflecting the completion the September 2025 Recapitalization; (ii) the Company now receives up to 65% of loan program income generated by PCCU’s CRB loan portfolio in exchange for being obligated to indemnify PCCU for up to 65% of net losses of a default on any loan covered by the Second Amended CAA, with no contractual cap on total exposure; and (iii) the asset hosting fee structure transitioned from a flat rate to a tiered marginal rate schedule based on average daily deposit balances, with rates ranging from 0.50% on the first $25 million to 1.25% on balances above $125 million, resulting in estimated annual savings of approximately $0.3 million compared to the rates contained in the First Amended CAA. See Part I, Item 1., “Business––Recent Developments––September 2025 Recapitalization.”

The concentration of our business with PCCU and the re-assumption of the indemnification obligation each represent material risks to the Company. Any loss of or material adverse change to the PCCU relationship, or any significant loan defaults in the CRB portfolio for which we are required to fund indemnification payments, could have a material adverse impact on our liquidity, financial condition, and results of operations. See “––Related Party Relationship with PCCU” as well as Part I, Item 1A., “Risk Factors––Risks Related to the Second Amended CAA” and Part III, Item 13., Certain Relationships and Related Party Transactions.”

Year Ended December 31, 2025 Performance Summary

Total revenue for the year ended December 31, 2025 was $7.7 million, a decrease of approximately 49.7% compared to $15.2 million for the year ended December 31, 2024.

The decline was primarily driven by a 63% reduction in loan program income resulting from revised interest allocation provisions under the First Amended CAA. This decrease was partially offset by approximately $0.4 million in incremental loan program income recognized following the execution of the Second Amended CAA, which had a retroactive effective date of October 1, 2025. Investment income also decreased by 45%, reflecting declining balances, lower prevailing interest rates that ranged from 3.65% to 4.40% in 2025 versus 4.40% to 5.40% in 2024 and the implementation of an interest-bearing deposit program for customers. Additionally, account fee income declined by 39%, which was attributable to a reduction in the number of active accounts following the conclusion of our relationship with Five Star Bank, as well as lower fees associated with merchant services.

Total operating expenses decreased by $9.3 million, or 42%, to $13.1 million for the year ended 2025, compared to $22.3 million in fiscal year 2024, due to the absence of $9.1 million in goodwill and intangible asset impairment charges recorded in 2024 and from ongoing cost reduction actions including workforce restructuring and reduced overhead. The Company reported a net loss of $2.2 million for the year ended December 31, 2025, compared to net loss of $48.3 million in year 2024. The net loss in 2024 was significantly influenced by a large, non-recurring deferred tax asset valuation adjustment of $43.9 million. Excluding that item, the underlying operating performance declined year-over-year consistent with the revenue trends described above.

Material Weaknesses in Internal Controls

Management identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2024. These weaknesses primarily related to the Company’s application of U.S. generally accepted accounting principles (“GAAP”) to complex transactions, including revenue recognition, accounting for financial instruments, forward purchase arrangements, and stock-based compensation, as well as deficiencies in the going concern evaluation process and information technology access controls. The Company has implemented a remediation plan, including hiring new senior financial leadership with public company experience, engaging external technical accounting advisors, implementing enhanced financial statement review procedures, and upgrading IT access controls.

As of December 31, 2025, management believes these remediation actions have addressed all previously identified material weaknesses; however, a material weakness was identified during the fourth quarter of 2025 related to the Company’s loan documentation and credit loss estimation process.

Additionally, while the material weakness related to the completeness and accuracy of account activity fee income has been remediated, sufficient time has not elapsed to conclude that the related controls are operating effectively. See “Internal Control Over Financial Reporting” below for further discussion.

Industry and Regulatory Environment

Cannabis remains a Schedule I controlled substance under federal law, which creates ongoing legal and compliance risks for us and for the financial institutions we serve. Proposed federal legislation, including the SAFER Banking Act, could expand the availability of banking services to CRBs and increase competition in our market. Conversely, changes in federal or state enforcement priorities could adversely affect our clients and, in turn, our business. We monitor legislative and regulatory developments closely, as they are a primary driver of both the demand for, and the risks associated with our services. See Part I, Item 1., “Business––Industry Overview” for further discussion of the current and evolving industry and regulatory landscape.

Key Metrics

In addition to the measures presented in our consolidated financial statements, management regularly monitors certain operational and non-GAAP financial measures to evaluate business performance. These metrics are described below.

Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with GAAP, this Form 10-K contains non-GAAP financial measures that management believes are useful in understanding our results of operations and financial position. For each non-GAAP measure presented, we have provided a reconciliation to the most directly comparable GAAP financial measure.

Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) and Adjusted EBITDA

“EBITDA” is defined as net income (loss) before interest expense, income tax expense (benefit), and depreciation and amortization. “Adjusted EBITDA” is further adjusted to exclude non-cash, unusual, and infrequent items that management does not consider reflective of the Company’s core operating performance.

We present EBITDA and Adjusted EBITDA because management uses these measures to evaluate operating performance, develop forward-looking operating plans, and make strategic decisions regarding resource allocation. We believe these measures provide useful supplemental information to investors evaluating our results in the same manner as management.

These measures have material limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our GAAP results. Specifically, although depreciation and amortization are non-cash charges, the underlying assets may require future replacement and neither EBITDA nor Adjusted EBITDA reflects the associated capital expenditure requirements. In addition, neither measure reflects changes in working capital needs or tax payments that may reduce cash available to the Company. Accordingly, these measures should be considered alongside net income (loss) and other GAAP results.

A reconciliation of net (loss) income to EBITDA and Adjusted EBITDA is as follows:

Year ended December 31,	2025	2024
Net loss	$(2,160,998)	$(48,319,475)
Interest expense	492,643	533,390
Amortization of prepaid consulting associated with Series B	59,857	-
Amortization of contract asset	129,072	-
Depreciation and amortization expense	3,155	711,929
Provision for income taxes (benefit)	(58,470)	43,859,686
EBITDA	(1,534,741)	(3,214,470)
Other adjustments:
Credit loss (benefit) expense	(177,917)	(1,393,131)
Change in the fair value of warrants	(1,320,871)	(2,803,640)
Deferred loan origination fees and costs	-	(63,275)
Change in the fair value of deferred consideration	(79,475)	(361,449)
Gain on extinguishment of forward purchase derivative	(3,336,213)	-
Costs incurred to secure financing	987,621	-
Discount on common stock sold pursuant to the ELOC	76,553	-
Stock based compensation	1,523,489	1,575,952
Goodwill and long-lived intangible assets impairment	-	9,148,881
Adjusted EBITDA	$(3,861,554)	$2,888,868

Discussion of Adjusted EBITDA Results

For the year ended December 31, 2025, EBITDA was $(1.5) million, compared to $(3.2) million for the year ended December 31, 2024. Adjusted EBITDA was $(3.9) million and $2.9 million for the years ended December 31, 2025 and December 31, 2024, respectively, a decline of $6.7 million. The decline was driven by three primary factors, each of which is directly connected to structural changes in the Company’s revenue arrangements and market conditions, rather than deterioration in the underlying business operations of the Company.

The most significant factor was the First Amended CAA. This agreement made two economically material changes to the Company’s revenue model.

●	First, it reduced the Company’s share of loan program income from substantially all of the interest earned on the CRB loan portfolio to approximately 35%, with PCCU retaining the remainder to compensate for their absorption of the credit risk that the Company had previously indemnified them against. This structural reduction in loan program income accounted for the majority of the year-over-year revenue decline.

●	Second, the First Amended CAA replaced the prior per-account fee structure with an asset hosting fee equal to 1.00% of average daily CRB deposit balances, which resulted in higher hosting costs relative to the prior structure.

Together, these two changes under the First Amended CAA represented the primary explanation for the decline in Adjusted EBITDA and should be understood as a deliberate restructuring of the economic relationship with PCCU rather than an operational shortfall. The revenue impact of these reductions was partially offset in the fourth quarter of 2025 by the Second Amended CAA, which increased the Company’s share of loan program income from approximately 35% up to 65% and has been recognized as a Type 1 subsequent event under ASC 855.

The second factor was a decline in investment income. The Federal Reserve reduced its IORB rate multiple times during 2024 and 2025, from 5.40% at the start of 2024 to 3.65% by the end of 2025. Because the Company’s investment income is directly tied to the IORB rate applied to CRB deposit balances held at PCCU, these rate reductions directly generated lower investment income. This decline was compounded by the full-year impact in 2025 of the Company’s money market account program, introduced in 2024, under which the Company effectively shares a portion of the IORB rate with CRB clients. Although this arrangement improved client retention and deposit growth, it did further reduce the Company’s net investment margin.

The third factor was a reduction in account fee income primarily driven by a decline in the weighted average fee per account during the year. This decline was driven by a shift in the client portfolio to newer accounts that generate fees at a lower rate given either lower initial balances, or large balances across multiple accounts.

Management has identified three primary causes that it believes elevated attrition in 2025.

1)	A portion of the attrition reflected industry-level dynamics, including consolidation among cannabis operators and business closures driven by ongoing market pressures in certain state markets, all of which are outside of the Company’s control.

2)	Competitive pricing pressure from other cannabis banking providers.

3)	More stringent loan underwriting and approval standards, including enhanced collateral requirements and longer processing timelines through PCCU’s loan committee, were implemented by PCCU. These changes reduced the Company’s ability to offer CRB clients competitive lending terms and timely access to credit, both of which are key factors in client retention and acquisition. The resulting decline in loan origination activity contributed to elevated client attrition during this period. The Second Amended CAA increased the Company’s loan program income share to up to 65%, which management believes will support improved loan production and client retention going forward

EBITDA was also impacted by approximately $0.5 million in lost income from a strategic merchant services partner that renegotiated its revenue-sharing arrangement such that it resulted in less favorable terms for the Company in 2025. This is a discrete, identifiable reduction that management does not expect to recur at the same magnitude going forward.

Management’s focus for 2026 is on improving client retention through the Company’s expanding lending capability, enhanced client service technology, and continued new account development driven by new marketing and customer acquisition processes.

The significant non-cash and non-recurring items excluded from Adjusted EBITDA in 2025 include a $3.3 million gain on extinguishment of the FPA, a $1.0 million charge for costs incurred in connection with the September 2025 Recapitalization, a $1.5 million non-cash stock-based compensation charge, and a $1.3 million non-cash gain from the change in fair value of warrant and forward purchase derivative liabilities.

For the year ended December 31, 2024, GAAP net loss figure of $48.3 million in the reconciliation above reflects the impact of significant non-recurring items, including a large deferred tax valuation recognition and subsequent write-off. Management believes that for the year ended December 31, 2024 Adjusted EBITDA of $2.9 million is the more relevant basis for comparison, as it reflects the operating performance of the business under the CAA structure before the entrance into the First Amended CAA.

Other Metrics

Management monitors the following operational metrics to assess the health and trajectory of the core banking services business.

Total account balances, number of accounts and average account balances

Our ability to generate account fee income and investment income is directly tied to the number of active CRB accounts we manage and the total deposit balances maintained at our financial institution clients. We monitor account activity including daily deposits, withdrawals, and ending balances on an ongoing basis. Average account balances represent the average aggregate ending balance of onboarded and monitored CRB deposits held at financial institution clients over the revenue generating period. at period end. Average account balance is total account balances divided by total active accounts at period end. Trailing 14-day average balances represent the aggregate ending balance of onboarded and monitored CRB deposits held at financial institution clients over the 14 calendar days at the period end and represent a period end balance that smooths our clients’ two-week payroll cycles.

Account Fees per Average Active Account

Our fee income is generated from active accounts and account-level transaction activity. We track account openings and closings on a daily, weekly, and monthly basis and monitor account fees per average active account as an indicator of pricing efficiency and revenue quality.

Year Ended December 31,		2025	2024	Change	Change (%)
Average deposit balance	(1)	$105,215,252	$117,847,512	(12,632,260)	(10.7)%
Trailing 14 day average account balance	(2)	$106,800,196	$113,008,693	(6,208,496)	(5.5)%
Account fees	(3)	$2,741,124	$5,073,186	(2,332,062)	(46.0)%
Average active accounts	(4)	773	757	16	2.1%
Average account balance	(5)	$136,094	$155,728	(19,634)	(12.6)%
Average fees per account	(6)	$3,546	$6,704	(3,158)	(47.1)%

(1)	For the year ended December 31, 2025, represents the average deposit balance over the year; For the year ended December 31, 2024 represents the average of monthly ending account balances. This represents the average balance for the relevant revenue generating period.
(2)	Represents the average balance for the 14 calendar days ending on December 31, which represents a period end balance that smooths our clients’ two-week payroll cycles.
(3)	Reported account activity fee revenue
(4)	Represents the average of monthly ending active accounts
(5)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.

Average active accounts increased by 16 or 2.1% in 2025, and the accounts lost carried higher average balances than the accounts won, resulting in a decline in average account balance and a net decline in account fee revenue despite positive account growth. Management’s primary retention and growth initiatives for 2026 are described in the section above.

Components of our Results of Operations

Revenue

The Company generates revenue through three primary streams. Account fee income consists of fees charged to financial institution clients based on the number of active CRB accounts managed, account-level transaction activity, and deposit balances. These fees compensate the Company for providing BSA compliance monitoring, onboarding, account management, and related regulatory reporting services. Loan program income represents the Company’s contractual share of interest earned on CRB loans originated and serviced by the Company on behalf of its financial institution clients, primarily PCCU. The Company’s share of loan program income is currently determined in accordance with the Second Amended CAA. Investment income represents interest earned on CRB deposit balances held at financial institution clients and is based on the prevailing market rates applied to those balances. In addition, the Company earns fees from licensing its proprietary Program to other financial institutions and from ancillary services provided to businesses serving the cannabis industry.

Operating Expenses

Operating expenses consist of compensation and employee benefits, professional services, general and administrative expenses, rent expense, and provision (benefit) for credit losses.

●	Compensation and employee benefits consist of employee wages, payroll taxes, employee benefits, and non-cash stock-based compensation. Stock-based compensation has increasingly been used as a component of total compensation to preserve cash and align employee and consultant incentives with the performance of the Common Stock.

●	Professional services consist of legal fees, audit and accounting fees, general consulting fees, and board-related fees. Legal fees include both ongoing corporate legal services and costs associated with the Company’s active litigation matters. Professional services expenses increased materially in 2025 primarily due to legal fees associated with the Abaca litigation described in “Litigation” below, as well as costs incurred in connection with the September 2025 Recapitalization.

●	General and administrative expenses include the asset hosting fee paid to PCCU under the First Amended CAA or the Second Amended CAA, as applicable, investment hosting fees, bank sharing fees paid to financial institution clients, insurance, advertising and marketing, travel and entertainment, and other office and operating expenses. The asset hosting fee represents consideration paid to PCCU for access to its banking platform, regulated deposit infrastructure, and bank charter and is the largest component of general and administrative expenses. See “Related Party Relationships.”

●	Rent expense reflects the cost of the Company’s corporate office. The Company closed its Arkansas office during 2025, thereby reducing its ongoing rent obligations.

●	Provision (benefit) for credit losses reflects the Company’s estimated losses on loans it is obligated to indemnify. Under the Second Amended CAA, we receive up to 65% of loan program income generated by PCCU’s CRB loan portfolio. In exchange, we are obligated to indemnify PCCU for up to 65% of net losses of a default on any loan covered by the Second Amended CAA. This obligation has no maximum dollar limit and covers principal, accrued interest, fees, legal costs, collection costs, and collateral disposition costs, net of any recoveries. Because the Company and PCCU reached agreement on the material economic terms of the Second Amended CAA on or about October 1, 2025, and the written agreement was formally executed on February 4, 2026, with the intervening period involving only procedural and documentation matters, the Company has given effect to the Second Amended CAA from October 1, 2025 in accordance with ASC 606-10-25-10 through 25-13. Accordingly, its financial statement impact is reflected in the Company’s consolidated financial statements for the year ended December 31, 2025. See “Related Party Relationships” and Note 10 to the Company’s consolidated financial statements in this Form 10-K for further detail.

Discussion of our Results of Operations -2025 Compared to 2024 (Year Ended December 31)

Revenue

Year Ended December 31,	2025	2024	Change ($)	Change (%)
Account fee income	$3,963,097	$6,447,201	$(2,484,104)	(38.5)%
Safe Harbor Program income	76,920	76,920	-	-
Investment income	1,155,433	2,092,863	(937,430)	(44.8)%
Loan program income	2,478,082	6,625,576	(4,147,494)	(62.6)%
Total revenue	$7,673,532	$15,242,560	$(7,569,028)	(49.7)%

Account fee income

Account fee income decreased by $2.5 million, or 38.5%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decline was driven by following factors.

●	During 2025 the Company had limited lending capacity available through PCCU under the First Amended CAA. Access to loans is a meaningful factor in client retention, and this constraint directly contributed to client attrition during the affected period. This attrition was further compounded by broader cannabis industry pressures, including operator consolidation and business closures in certain state markets, which resulted in additional account losses that were partially offset by 227 new account openings during the year. In aggregate, client attrition and the reduction in average fees collected from PCCU-hosted clients accounted for approximately $1.4 million of the year-over-year decline.

●	The termination of the Company’s banking relationship with Five Star Bank in the fourth quarter of 2024. This reduced fee income by approximately $0.5 million during 2025.

●	A strategic merchant services partner renegotiated its revenue-sharing arrangement on less favorable terms during 2025, reducing account fee income by approximately $0.5 million compared to the prior year.

Investment income

Investment income represents interest earned on net investable CRB deposit balances held at our partner financial institutions. The rate of return on these balances is directly benchmarked to the Interest on Reserve Balances (“IORB”) rate published by the Federal Reserve Bank of Kansas City. Under our agreements, investment income is calculated daily on net investable CRB deposit balances and paid to the Company monthly in arrears.

For the year ended December 31, 2025, total investment income was $1.2 million, compared to $2.1 million for the year ended December 31, 2024, a decrease of $0.9 million, or 44.8%. The year-over-year decline was primarily driven by four factors:

1)	Decline in IORB rates. The IORB rate at the beginning of 2025 was 4.40%, which already reflected three rate reductions totaling 100 basis points that were enacted by the Federal Reserve in the second half of 2024. During 2025, the Federal Reserve further reduced the IORB rate by 25 basis points effective September 2025, and by an additional 25 basis points effective December 2025, which brought the IORB rate to 3.65% at year-end. In total, the IORB rate declined by 75 basis points during the 2025 fiscal year, compressing the yield earned on net investable CRB deposit balances throughout the year and directly reducing investment income relative to 2024, when the IORB rate averaged approximately 5.10% across the full year.

2)	Launch of interest-bearing money market accounts. In the first quarter of 2025, the Company launched interest-bearing money market accounts for CRB clients. While this product enhances the Company’s competitive deposit offerings, balances held in money market accounts generate interest income that is credited directly to clients rather than recognized as investment income by the Company, which reduced the net investable deposit base upon which the Company earns IORB-benchmarked investment income.

3)	Decline in average daily deposit balances. Average daily CRB deposit balances declined during 2025 compared to 2024, which reduced the principal base upon which investment income is earned. As discussed in “Discussion of Adjusted EBITDA Results” above, Management has identified three primary causes of the elevated client attrition and deposit outflows experienced during 2025

4)	The Company’s banking relationship with Five Star Bank was terminated in 2024. Five Star Bank contributed $0.2 million to investment income in 2024, which is not material in 2025 results, representing an incremental headwind in the year-over-year comparison.

Loan program income

In 2025, loan program income was generated primarily from CRBs loans originated by PCCU and underwritten and serviced by the Company under the First Amended CAA.

For the year ended December 31, 2025, the Company serviced twenty-two loans, compared to twenty-four loans for the year ended December 31, 2024. For the year ended December 31, 2025, the Company recognized $2.5 million loan program income attributable to PCCU activities, compared to $6.3 million for the year ended December 31, 2024. The decrease in loan program income was driven by three primary factors.

1)	The First Amended CAA became effective January 1, 2025, pursuant to which the Company received approximately 35% of loan program income generated by the applicable loans, with the remainder retained by PCCU. This replaced the prior structure in effect in 2024, under which the Company received 100% of loan program income and paid PCCU a servicing fee of 0.25% to 0.35% per annum. This structural change reduced the Company’s effective yield on the portfolio in 2025 relative to the prior year. Due to the Second Amended CAA, the Company’s share of loan program income increased to up to 65%. The Second Amended CAA constitutes a Type 1 subsequent event, and as such the Company recognized approximately $0.4 million in incremental loan program income attributable to the fourth quarter of 2025, partially offsetting the decline in loan program income resulting from the reduced allocation under the First Amended CAA.

2)	The composition of the loan portfolio has not changed materially during 2025. As of December 31, 2025, the portfolio consisted of twenty-two loans with an aggregate outstanding balance of $52.1 million, compared to twenty-four loans with an aggregate outstanding balance of $56.8 million as of December 31, 2024.

3)	The weighted average interest rate on the loan portfolio was approximately 10.6% as of December 31, 2025, compared to approximately 10.2% as of December 31, 2024. All loans in the portfolio carry fixed interest rates. The increase in the weighted average rate reflects changes in portfolio composition resulting from principal repayments on higher-risk rated loans.

Operating expenses

Year Ended December 31,	2025	2024	Change ($)	Change (%)
Compensation and employee benefits	$6,266,317	$7,783,331	$(1,517,014)	(19.5)%
General and administrative expenses	3,294,275	4,018,094	(723,819)	(18.0)%
Impairment of goodwill	-	6,058,000	(6,058,000)	(100.0)%
Impairment of long-lived intangible assets	-	3,090,881	(3,090,881)	(100.0)%
Professional services	3,328,222	2,518,394	809,828	32.2%
Rent expense	232,773	258,477	(25,704)	(9.9)%
Amortization of contract asset	129,072	-	129,072	100.0%
Credit loss (benefit) expense	(177,917)	(1,393,131)	1,215,214	(87.2)%
Total operating expenses	$13,072,742	$22,334,046	$(9,261,304)	(41.5)%

Total operating expenses

Total operating expenses decreased by $9.3 million or 41.5%, to $13.1 million for the year ended December 31, 2025, from $22.3 for the year ended December 31, 2024. The decrease was driven primarily by the absence of non-cash impairment charges that were recognized in 2024, lower headcount-related costs, and reduced general and administrative expenses, partially offset by higher professional services costs associated with litigation and the September 2025 Recapitalization.

Compensation and employee benefits

Compensation and employee benefits decreased by $1.5 million, or 19.5%, to $6.3 million for the year ended December 31, 2025, from $7.8 million for the year ended December 31, 2024. The decrease reflects several deliberate cost-reduction actions taken during 2025, including a reduction in headcount as the Company continued to optimize its workforce, a reduction in the scope of employee bonus programs, and the termination of the Company’s matching contributions to its 401(k) plan. In addition, non-cash stock-based compensation expense decreased year over year. These decreases were partially offset by executive bonus compensation of approximately $0.5 million awarded during 2025, as well as a one-time settlement payment of approximately $0.3 million to a former employee, which was satisfied through a combination of cash and shares of the Company’s Common Stock. The Company has increasingly used equity-based compensation to preserve cash and align employee and consultant incentives with the performance of its Common Stock.

General and administrative expenses

General and administrative expenses decreased by $0.7 million, or 18.0%, to $3.3 million for the year ended December 31, 2025, from $4.0 million for the year ended December 31, 2024. The decrease was driven by several factors: (i) a decrease of approximately $0.7 million in depreciation and amortization expense as certain intangible assets became fully amortized in 2024; (ii) a reduction of approximately $0.07 million in bank-sharing fees paid to other financial-institution clients due to a lower number of active accounts; and (iii) a reduction in investment relations expense of approximately $0.12 million. These decreases were partially offset by an increase in hosting fees paid to PCCU, as the First Amended CAA resulted in an incremental cost of approximately $0.2 million after netting the savings from the elimination of investment-hosting and loan-services fees.

Subsequent to December 31, 2025, the Second Amended CAA replaced the flat 1.00% asset hosting fee rate with a tiered rate structure. Under the new structure, the rate ranges from 0.50% on the first $25 million of average daily balances to 1.25% on balances above $125 million. The new rates apply retroactively from October 1, 2025, which resulted in a reduction of approximately $0.06 million in asset hosting fee expense for the fourth quarter of 2025. This adjustment has been recognized in the fourth quarter of 2025 financial statements as a Type 1 subsequent event.

Impairment of goodwill and long-lived intangible assets

No impairment of goodwill and long-lived intangible assets charges were recorded during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized impairment charges of $6.1 million related to goodwill and $3.1 million related to finite-lived intangible assets, each identified through the Company’s annual impairment assessment as of December 31, 2024. The absence of impairment charges in 2025 accounts for $9.1 million of the total year-over-year decrease in operating expenses.

Professional services

Professional services expenses increased by $0.8 million or 32.2%, to $3.3 million for the year ended December 31, 2025, from $2.5 million for the year ended December 31, 2024. The increase reflects a structural shift in how the Company sources and manages certain services, as well as a concentration of non-recurring costs associated with significant corporate events during 2025, partially offset by savings realized from the transition to an outsourced service model and lower ongoing audit fees following the completion of the Company’s auditor transition.

The most significant structural change in 2025 was the elimination of the Company’s internal legal team and the engagement of external general counsel and compliance service providers in its place. This transition reclassified costs previously reported within compensation and employee benefits into professional services and generated one-time transition costs during 2025. Notwithstanding those transition costs, the Company estimates that this change in structure produced annualized savings in excess of $0.3 million relative to the cost of maintaining an internal legal function, the benefit of which is expected to be fully reflected in future periods.

The increase in professional services expense was also attributable to the following during 2025:

●	Legal fees associated with the shareholder litigation described in “Litigation” below;
●	Costs incurred in connection with the resolution of employment matters with former employees;
●	Advisory, legal, and other fees related to the September 2025 Recapitalization, including the cost of filing required registration statements, the cost of issuance of convertible notes and the solicitation of required shareholder votes;
●	Fees incurred in connection with the transition to a new independent registered public accounting firm, including parallel engagement costs during the transition period; and
●	Accounting and audit fees related to the restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which was a non-recurring event.

In connection with the September 2025 Recapitalization, the Company issued 1,063 shares of Series B Preferred Stock and accompanying Series B Warrants to three independent service providers in exchange for a two-year service arrangement that run through September 30, 2027. This structure reduced the immediate cash cost of those services; however, under GAAP the equity instruments issued were recorded at fair value as a prepaid asset and are being amortized to professional services expense ratably over the two-year service term. The portion of amortization recognized during the year ended December 31, 2025, is included within professional services expense above. The unamortized balance as of December 31, 2025, is reflected as a $0.3 million prepaid asset on the consolidated balance sheet. See Note 7 to the consolidated financial statements for further detail. Partially offsetting these increases, the Company eliminated prior-year external counsel retainer arrangements that were no longer necessary following the outsourcing of its legal function and began to benefit from lower recurring audit and accounting fees following the completion of its auditor transition. The Company expects that, with the majority of these non-recurring items now behind it, ongoing professional services costs will decline in future periods relative to the elevated 2025 levels.

Rent expense

Rent expense decreased by $0.03 million, or 9.9%, to $0.2 million for the year ended December 31, 2025, from $0.3 million for the year ended December 31, 2024, primarily reflecting the closure of the Company’s Arkansas office during 2025.

Amortization of contract asset

The Company capitalized costs as a contract asset to secure the Second Amended CAA related to the (i) stand-ready guarantee liability and (ii) financial indemnification liability discussed in Note 8 to the Company’s consolidated financial statements in this Form 10-K. Amortization of contract costs was $0.1 million for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. It represents the straight-line amortization of the cost to acquire a contract asset recognized as of October 1, 2025, the effective date.

Credit loss (benefit) expense

The Company recognized a credit benefit of $0.2 million for the year ended December 31, 2025, compared to a credit benefit of $1.4 million for the year ended December 31, 2024.

For the year ended December 31, 2024, the credit benefit resulted from the full release of the indemnification liability under the CAA. The First Amended CAA eliminated the Company’s obligation to indemnify PCCU for CRB loan losses, and accordingly, the previous indemnification liability was fully reversed.

For the year ended December 31, 2025, the Second Amended CAA, effective October 1, 2025, reinstated indemnification obligations, requiring the Company to cover up to 65% of PCCU CRB loan portfolio. The Company recorded a stand ready guarantee liability of $2.1 million under ASC 460 and a financial indemnification liability of $1.1 million under ASC 326, each with a corresponding contract asset.

In accordance with ASC 460, the liability is recognized on a straight line basis, based on a weighted-average remaining loan maturity of three years. The Company reduced the stand ready guarantee liability by $0.2 million and the consolidated statement of operation reflects $0.2 million as benefit in operating expense. The expected amortization per year is approximately $0.7 million in future periods, which will be reassessed annually.

Other Income (Expenses)

Year Ended December 31,	2025	2024	Change	Change %
Change in the fair value of deferred consideration	$79,475	$361,449	$(281,974)	(78.0)%
Interest expense	(492,643)	(533,390)	40,747	(7.6)%
Gain on extinguishment of forward purchase derivative	3,336,213	-	3,333,213	100.0%
Costs incurred to secure financing	(987,621)	-	(987,621)	100.0%
Discount on Common Stock sold pursuant to the ELOC	(76,553)	-	(76,553)	100.0%
Change in fair value of warrant liabilities	1,320,871	2,803,638	(1,482,767)	(52.9)%
Total Other Income/ (Expenses)	$3,179,742	$2,631,697	$548,045	20.8%

Total other income (expenses) for the year ended December 31, 2025, was $3.2 million, compared to total other expense of $2.6 million for the year ended December 31, 2024, an improvement of $0.5 million. The increase was primarily due to a $3.3 million gain on the extinguishment of the FPA Liability, which had been carried on the Company’s balance sheet at $7.3 million since December 31, 2022 and was settled through the issuance of Series B Preferred Stock and Series B Warrants rather than cash or Common Stock. The increase in other income is partially offset by costs incurred to secure financing and shift in the fair value of warrant liabilities. Each component is described below.

Change in Fair Value of Deferred Consideration

The contingent consideration payable to the former shareholders of Abaca was classified as a derivative liability under ASC 815 and remeasured at fair value at each reporting date, with changes recognized in earnings. The liability’s fair value was sensitive to the Company’s stock price, implied volatility, risk-free interest rates, and any amendments to the underlying arrangement.

For the year ended December 31, 2025, the Company recognized a gain of $0.08 million related to the decrease in the fair value of the deferred consideration, compared to a gain of $0.4 million for the year ended December 31, 2024. The gain in 2025 was primarily attributable to the decline in the Company’s stock price during 2025, which reduced the fair value of the third anniversary payment obligation prior to its extinguishment

The third anniversary payment of $1.5 million was settled in full on October 3, 2025, through the non-cash issuance of 37,517 shares of the Company’s Common Stock at the contractual floor value of $40.00 per share. As a result of this settlement, the deferred consideration liability was fully extinguished prior to December 31, 2025, and no balance remains on the consolidated balance sheet as of that date. The last fair value measurement of the liability occurred at the time of settlement in October 2025, at which point the Company’s stock price had declined from $9.00 per share as of December 31, 2024 to $6.90 per share on October 3, 2025. This non-cash settlement is reflected in the supplemental schedule of non-cash investing and financing activities in the consolidated statements of cash flows.

Interest Expense

Interest expense for the year ended December 31, 2025 consisted of (i) interest on the senior secured promissory note with PCCU (the “PCCU Note”) and (ii) non-cash interest expense related to the OID on the Notes. By comparison, interest expense for the year ended December 31, 2024 primarily reflected interest incurred on only the PCCU Note.

During 2024, the Company made $2.2 million in scheduled principal repayments on the PCCU Note, reducing the outstanding balance to approximately $11.0 million as of December 31, 2024. The Company made one additional scheduled principal payment in January 2025. In March 2025, the Company and PCCU amended the PCCU Note to convert it to an interest only structure for a two-year period and to extend the maturity date to October 2030. Following this amendment, the Company remained current on all required interest payments through the date of the September 2025 Recapitalization.

On September 30, 2025, in connection with the Company’s September 2025 Recapitalization, PCCU cancelled the PCCU Note in full pursuant to a Debt Cancellation Agreement (the “Debt Cancellation Agreement”). At the time of debt cancellation, the outstanding principal balance was approximately $10.7 million. In consideration for the cancellation, PCCU received 13,436 shares of Series B Preferred Stock and a Series B Warrant to purchase 865,200 shares of Common Stock. As a result, no balance remained outstanding under the PCCU Note as of December 31, 2025. See Note 11 to the Company’s consolidated financial statements in this Form 10-K for further details.

The year-over-year decrease in interest expense of $0.04 million was primarily attributable to a lower average principal balance on the PCCU Note during 2025 relative to 2024. This decrease was partially offset by approximately $0.1 million of non-cash interest expense recognized in connection with the OID on the Notes. These Notes were subsequently exchanged for Series B Preferred Stock and Series B Warrants in connection with the Exchange and Cancellation Agreements. See Note 11 to the Company’s consolidated financial statements in this Form 10-K for additional information.

Gain on Extinguishment of Debt

On June 16, 2022, the Company entered the FPA with Midtown, which subsequently assigned the FPA in part to Verdun and Vellar. The FPA was carried as a derivative liability on the Company’s balance sheet at a carrying value of $7.3 million as of the settlement date.

On September 30, 2025, the Company entered into Exchange and Cancellation Agreements with each of Midtown, Verdun, and Vellar under which each counterparty irrevocably cancelled, waived, and terminated all of its rights under the FPA. In full settlement of the FPA Liability, the Company issued an aggregate of 5,002 shares of Series B Preferred Stock and Series B Warrants to purchase 322,111 shares of Common Stock at an exercise price of $7.7644 per share. In February 2026, the Series B Preferred Stock and Series B Warrants’ exercise price was reduced to $1.5528.

The transaction was accounted for as an extinguishment of a liability under ASC 405-20. The equity instruments issued were measured at their fair value of $800 per unit, consistent with the price paid by unaffiliated third-party investors for identical securities on the same date. Because the aggregate fair value of the equity instruments issued was less than the carrying amount of the FPA Liability, the Company recognized a gain on extinguishment of $3.3 million, which is included in Other Income (Expense) for the year ended December 31, 2025.

In August and September 2025, the Company issued the Notes in the aggregate principal amount of $0.7 million, with a 20% OID, resulting in net proceeds of $0.6 million. The Notes did not bear stated interest and the OID represented the investors’ yield and was recognized as non-cash interest expense under ASC 835-30.

On September 30, 2025, the Notes were exchanged for Series B Preferred Stock and Series B Warrants at $800 per unit. The exchange was accounted for as an extinguishment of debt under ASC 470-50. To the extent the fair value of the equity instruments issued exceeded the carrying amount of the Notes at the time of settlement, the Company recognized a loss on extinguishment. For the year ended December 31, 2025, the Company recorded a net loss on extinguishment of debt of $0.003 million related to these convertible note exchanges.

Costs Incurred to Secure Financing

For the year ended December 31, 2025, the Company incurred $1.1 million in costs related to establishing its ELOC, of which $0.8 million was in the non-cash form of Series B Preferred shares issued as commitment consideration. These costs were expensed as incurred in accordance with ASC 505-10-45-2, as the ELOC does not qualify for deferral treatment under GAAP. There were no comparable costs during the year ended December 31, 2024.

Discount on Common Stock sold pursuant to the ELOC

For the year ended December 31, 2025, the Company drew on its ELOC, selling shares of Common Stock at a contractual 10% discount to the lowest intraday stock price on each draw date. This pricing discount, which represents a direct cost of accessing the facility, resulted in a non-cash charge of approximately $0.08 million recognized in the statement of operations for the year ended December 31, 2025. This expense reflects the difference between the fair market value of the shares issued on settlement date and the proceeds received by the Company under the ELOC.

Change in Fair Value of Warrant Liabilities

The Company has outstanding public warrants, private placement warrants, PIPE warrants, and Abaca warrants, each of which is accounted for as a derivative liability because the settlement of these instruments may be in cash or stock depending on conditions such as the Company’s stock price or registration status. Public warrants are remeasured at fair value using observable market prices (Level 1). Private placement warrants, PIPE warrants and Abaca warrants are remeasured using the Black-Scholes-Merton option pricing model (Level 3). Changes in fair value are recognized in earnings for each reporting period.

For the year ended December 31, 2025, the Company recognized a gain of $1.3 million on the change in fair value of warrant liabilities, compared to a loss of $2.8 million for the year ended December 31, 2024. The favorable change of $4.1 million was primarily driven by a reduction in the aggregate fair value of outstanding warrant liabilities, reflecting changes in the Company’s stock price and associated implied volatility during the year. As of December 31, 2025, all outstanding warrants were out of the money.

For the year ended December 31, 2024, the $2.8 million loss was attributable to increases in warrant liability fair values, driven by movements in the Company’s stock price relative to warrant exercise prices during that period.

Income tax (benefit) expense

Year ended December 31,	2025	2024	Change ($)	Change (%)
Income tax (benefit) expense	$(58,470)	$43,859,686	$(43,918,156)	100%

Income tax (benefit)/expense for the year ended December 31, 2025 was $0.06 million, compared to $43.9 million for the year ended December 31, 2024. For the year ended December 31, 2024, income tax expense was primarily due to the recognition of a full valuation allowance against the Company’s net deferred tax assets. As of December 31, 2025 and December 31, 2024, the Company had net deferred tax assets of approximately $45.8 million and $44.4 million, respectively and a full valuation allowance has been recorded in each period.

The Company’s net operating loss (“NOL”) carryforwards are subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended. As of December 31, 2025, the Company had approximately $67.7 million of federal NOL carryforwards. For further detail, see Note 18 to the Company’s consolidated financial statements in this Form 10-K.

Financial Condition

Cash and cash equivalents

Cash and cash equivalents totaled $6.8 million and $2.3 million as of December 31, 2025 and 2024, respectively.

Cash flows

For the year ended December 31, 2025, the Company used $3.4 million of cash in operating activities. Operating cash flows for December 31, 2025 decreased from the prior year primarily due to the net loss of $2.2 million and changes to operating assets and liabilities that totaled $0.8 million, which were offset by $2.0 million of non-cash adjustments to reconcile net income to net cash provided by operating activities. For the year ended December 31, 2024, the Company generated approximately $0.4 million of cash from operating activities, including non-cash adjustments to reconcile net income to net cash provided by operating activities of $50.8 million that were offset by a net loss of $48.3 million and $2.0 million of changes to operating cash assets and liabilities.

For the year ended December 31, 2025, the Company generated cash from investing activities of approximately $0.4 million, primarily from the proceeds of a loan and from the sale of investment securities. For the year ended December 31, 2024, cash from investing activities of $0.01 million from the proceeds from a loan.

For the year ended December 31, 2025, the Company had generated $7.4 million of cash from financing activities. This primarily reflects proceeds of $0.6 million from the issuance of the Notes, $6.1 million of gross proceeds from the issuance of Series B Preferred Stock and Series B Warrants to purchase Common Stock, excluding $0.4 million offering cost, and $1.8 million from the sale of Common Stock under the ELOC. This was offset by the repayment of the PCCU Note totaling $0.3 million, $0.1 million repayment of a loan payable for insurance financing and $0.3 million from the redemption of Series B Preferred Stock. For the year ended December 31, 2024, the Company used $3.0 million to repay the PCCU Note.

Liquidity

Liquidity refers to our ability to meet anticipated cash demands, including servicing debt, funding operations, maintaining assets, and covering other routine business expenses. Our primary cash outflows include operating costs, general business expenditures, and, to a lesser extent, debt interest payments following the deferral of principal under the PCCU Note. The primary source of our liquidity is cash generated from operations. As of December 31, 2025, the Company does not have significant capital investment commitments.

Under Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements, Going Concern, the Company is responsible for evaluating whether conditions or events raise substantial doubt about its ability to meet future financial obligations within one year of the financial statement issuance date. This evaluation involves two steps: (1) assessing whether conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, and (2) if substantial doubt is raised, evaluating whether the Company has plans to mitigate that doubt. Disclosures are required if substantial doubt exists or if the Company’s plans alleviate the doubt.

As of December 31, 2025, the Company has cash and cash equivalents of $6.8 million and net working capital of $5.7 million. The Company has incurred recurring losses from operations and experienced negative cash flows from operations, including an operating loss of $5.4 million and cash used in operating activities of $3.4 million for the year ended December 31, 2025. These conditions raise doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements are issued. As of December 31, 2025, management believes our cash and cash equivalents is sufficient enough to meet our financial obligations for the next twelve months.

Management has developed and implemented a series of measures intended to preserve liquidity and support the Company’s ability to meet its obligations during the look-forward period.

Strengthened Revenue Profile. The Second Amended CAA increased the Company’s share of loan program income from approximately 35% to 65% of the PCCU’s loan portfolio. This agreement improves the recurring revenue profile of the Company’s core business on a prospective basis. Additionally, the Company is exploring strategic partnerships with other financial institutions.

Access to Additional Capital. The Company has entered into a $150 million Equity Line of Credit, providing contingent access to additional capital subject to customary conditions.

Expense Management. Management has identified and quantified specific, actionable cost reductions that are within its direct operational control and that it would implement should operating conditions deteriorate below base-case expectations.

Cash Flow Monitoring. Management maintains a 52-week rolling cash flow projection that tracks anticipated expenses, revenues, and ending cash balances against budget. Cash positions are reviewed on a bi-weekly basis to ensure the Company maintains adequate liquidity to fund operations.

Notwithstanding the measures described above, the Company continues to incur operating losses and negative cash flows from operations, and uncertainty remains as to whether these conditions will be fully resolved within the look-forward period. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Litigation

On October 17, 2024, the Company filed a complaint in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187. The lawsuit arises from a dispute over the terms of the Company’s October 2022 acquisition of Abaca pursuant to a merger agreement that was subsequently amended in November 2022 and in October 2023 (the “Second Amendment”).

The Second Amendment restructured certain merger consideration, including introducing warrants and modifying payment timing. The defendants contend the Second Amendment is invalid under Delaware law and seek to have it set aside, which would reinstate the original payment terms and potentially increase the Company’s obligations. The Company maintains that the Second Amendment was validly executed and is binding.

On November 21, 2024, at the Company’s request, the disputed merger payment of $3.0 million was deposited into the Denver County, Colorado District Court’s registry pending resolution of the dispute. This amount has been reflected in the Company’s consolidated balance sheet.

On December 19, 2024, the defendants filed an answer and counterclaims against the Company. On April 18, 2025, the District Court issued an order denying the Company’s motion to dismiss most of the counterclaims, but the District Court did dismiss claims against the Company’s Chairman, Fred Niehaus, with prejudice. The District Court also clarified that the Delaware statutes cited by the defendants govern pre-closing amendments and do not authorize post-merger amendments altering consideration, a finding that is consistent with the Company’s legal position.

The case is currently in active discovery. A ruling on the summary judgement briefing is pending, and a court date is scheduled for May 2026.

See Part I, Item 3., “Legal Proceedings” and Note 20 to the Company’s consolidated financial statements in this Form 10-K for additional information.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, by identifying contracts with customers, identifying distinct performance obligations, determining and allocating transaction prices, and recognizing revenue as each performance obligation is satisfied. A critical element of this process is the determination of whether the Company acts as a principal or agent (gross versus net revenue presentation) in each of its revenue streams.

The Company’s primary revenue streams are account fee income, loan program income, and investment income. Each stream involves contractual arrangements with PCCU. Accordingly, the terms of the Second Amended CAA are material to the Company’s revenue recognition policies and estimates. See “Relationship with PCCU.”

The Company’s revenue recognition process requires management to exercise judgment in three primary areas: determining the transaction price for account fee income, estimating the Company’s allocated share of loan program income under a variable yield formula, and determining average net daily deposit balances for investment income. Each involves assumptions that, if different, could materially affect reported revenue. Except for account fee income, where the Company acts as principal, the Company serves as an agent for loan program income and investment income. Because its primary role is to facilitate the contract with PCCU, the Company recognizes these revenues on a net basis.

Account Fee Income

Account fee income consists of fees charged to CRBs for account maintenance, transaction processing, compliance monitoring, and other ancillary services. Fees are recognized as services are performed. The Company presents this revenue on a gross basis because it bears primary responsibility for compliance monitoring, account management, and reporting, and retains sole discretion over fee pricing.

The key estimation challenge is the transaction price, which varies by account type, deposit balance tier, and customer activity. Management determines the appropriate fee tier each period and evaluates any adjustments for credits, waivers, or usage-based fluctuations. Following the revised fee schedule effective January 1, 2025, changes in customer mix and average deposit levels directly affect recognized revenue.

Loan Program Income

The Company earns income from CRB loans originated and funded by PCCU and primarily serviced by the Company. Revenue is recognized over the loan’s term as interest is earned, reflecting only the Company’s allocated share of net interest income. Management has concluded this arrangement is best characterized as a collaborative arrangement under ASC 808, given the bidirectional flow of consideration, shared credit risk, and the absence of a traditional customer-vendor relationship between the Company and PCCU. The timing and amount of income recognized are identical regardless of whether ASC 808 or ASC 606 governs how the Company accrues its allocated share monthly as earned.

Effective December 31, 2024, the Company’s allocated share of net interest income is determined under a loan yield allocation formula that combines the externally observable Constant Maturity U.S. Treasury Rate with a proprietary internal risk rating assigned to each loan. The risk rating is a management estimate that directly drives the income split between the Company and PCCU, and changes in risk ratings across the portfolio will increase or decrease the Company’s recognized share of interest income accordingly.

Investment Income

Investment income represents interest earned on CRB deposit balances held at PCCU at the IORB rate, classified as a return on a financial instrument under ASC 310 and outside the scope of ASC 606. Income is accrued monthly based on average net daily deposit balances and the prevailing IORB rate, both of which are externally determinable. To the extent ASC 606 were determined to apply, the recognition outcome would be identical, and accordingly no change in previously reported amounts would arise from this classification. Pursuant to the each of the First Amended CAA and the Second Amended CAA, the Company is entitled to 100% of this investment income, replacing the prior structure under which 25% was remitted to PCCU as an investment hosting fee. This change is a material factor in the comparability of investment income between 2024 and 2025.

Stock-Based Compensation

The Company grants stock options and restricted stock units (“RSUs”) to employees, directors, and consultants under the Plan, which was originally approved by stockholders on June 28, 2022. During 2025, the Plan was amended to provide that the total number of shares of Common Stock authorized for issuance under the Plan will automatically increase upon the occurrence of a Dilution Event (as defined in the Plan) and on the first trading day of each calendar year, beginning January 1, 2026, by the number of shares necessary to bring the total authorized shares under the Plan equal to fifteen percent (15%) of total outstanding shares of Common Stock as of the last day of the immediately preceding calendar year, subject to a maximum annual increase of 50,000 shares. The Company also filed a Registration Statement on Form S-8 during 2025 to register the shares of Common Stock issuable under the Plan, ensuring that shares delivered to grantees upon exercise or settlement of awards are freely tradeable. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the year ended December 31, 2025 and December 31, 2024. As of December 31, 2025, a total of 626,749 shares of Common Stock were authorized for issuance under the Plan, of which 78,799 shares remained available for future issuances.

The Company accounts for all equity-based awards under ASC 718, Compensation - Stock Compensation. Stock-based compensation is considered a critical accounting estimate because the fair value of option awards is determined at the grant date using valuation models and assumptions that are inherently uncertain. Changes in those assumptions particularly expected stock price volatility can materially affect the amount of compensation expense recognized over the requisite service period.

Stock Options

Stock options are granted to incentivize employee and director ownership of the Company’s Common Stock and to help align compensation with the long-term performance of the Company. Options generally have a 10-year contractual term and permit net-share settlement upon exercise. The exercise price, vesting schedule, and exercise period for each grant are determined by the Plan administrator at the time of grant.

The fair value of each option award is measured on the grant date using the Black-Scholes-Merton option valuation model. The key assumptions applied during the year ended December 31, 2025 were as follows:

●

Expected volatility.

The Company estimates volatility based on its historical stock price over a period commensurate with the expected term of each award. For options granted during the year ended December 31, 2025, expected volatility ranged from 93.42% to 115.54%. This represents a refinement from the approach used in prior periods, which applied a fixed 100% volatility assumption given the Company’s limited post-listing trading history. As the Company has accumulated additional trading history, the volatility assumption is now grounded in observed historical price data. Expected volatility is the assumption with the greatest sensitivity to the fair value output, and changes in this estimate can materially affect the compensation expense recognized in current and future periods.

●	Expected term.

The expected term is calculated using the simplified method, the average of the contractual term and the vesting period, because the Company does not yet have sufficient historical exercise data to support a more refined estimate.

●	Risk-free interest rate

The risk-free rate is based on U.S. Treasury security yields for maturities approximating the expected term of each award at the grant date. For options granted during the year ended December 31, 2025, the risk-free rate ranged from 3.54% to 4.47%.

●	Dividend yield

A zero-dividend yield is assumed, consistent with the Company’s history of not paying dividends and its current expectation that it will not do so in the foreseeable future.

Compensation cost for service-based options is recognized on a straight-line basis over the requisite service period. During 2025, the Company also granted performance-based stock options that vest upon the Company’s successful completion of an equity transaction generating proceeds in excess of $4.0 million. This performance condition is non-market-based as defined under ASC 718-10-20. Compensation cost for such performance-based awards is recognized only when it becomes probable that the performance condition will be achieved, with cumulative expense adjusted prospectively as management’s estimates evolve. Forfeitures are recognized as they occur. Changes in any of the valuation assumptions described above, or in management’s assessment of the probability of achieving a performance condition, could produce materially different compensation expense amounts in current and future reporting periods.

Restricted Stock Units

RSUs are valued at the closing market price of the Company’s Common Stock on the grant date. Compensation cost is recognized on a straight-line basis over the requisite service period. Because RSU fair value is based on an observable market price rather than a valuation model, estimation uncertainty is lower than for stock options. As of December 31, 2025, RSU activity under the Plan had substantially wound down, with no units remaining outstanding.

Plan Share Pool - Dilution Event and Annual Reset Provisions

The automatic share pool expansion mechanic introduced by the 2025 amendment to the Plan requires management to assess on a continuous basis whether a Dilution Event has occurred, which in turn determines the number of shares available for future grants and the scope of future equity compensation arrangements. An incorrect assessment of whether a Dilution Event has been triggered could affect the calculation of available shares and, indirectly, the trajectory of future compensation expense. The Company monitors its equity issuance activity on an ongoing basis to ensure compliance with the Plan’s terms.

Warrants Liability

The Company’s accounting for its outstanding warrant liabilities, comprised of public warrants, private placement warrants, PIPE warrants, and Abaca warrants, constitutes a critical accounting estimate because of the significant judgment and assumptions required in their valuation and the potential impact on our financial statements. These warrants are carried at fair value on a recurring basis, with changes in fair value recognized in the consolidated statements of operations each reporting period.

●	For public warrants, the Company uses Level 1 inputs, relying on exchange-traded prices to determine fair value. This approach minimizes estimation uncertainty for this class of warrants.

●	For private placement warrants and PIPE warrants, fair value is determined using the Black-Scholes-Merton option pricing model, which incorporates Level 3 unobservable inputs. Key assumptions include the expected volatility of the Company’s Common Stock, the exercise price of each warrant, the fair market value of the underlying Common Stock, the risk-free interest rate, the expected remaining life of the warrants, and an assumed zero dividend yield.

●	For Abaca warrants, the Company has 250,000 warrants outstanding, each exercisable to purchase one share of Common Stock at an exercise price of $40.00 per share. The Abaca warrants are classified as a liability and carried at fair value using Level 3 inputs. Fair value is assessed at each reporting period end.

In connection with the issuance of Series B Preferred Stock on September 30, 2025, the Company also issued Series B Warrants to purchase 1,999,544 shares of Common Stock. After evaluation under ASC 815-40 and ASC 480, the Series B Warrants were determined to qualify for equity classification and will not be subsequently remeasured at fair value.

The key assumptions driving the Level 3 warrant valuations are stock price volatility, the risk-free rate, and the expected remaining life of each warrant each are inherently uncertain and subject to change. Fluctuations in the Company’s stock price, shifts in market volatility, changes in prevailing interest rates, or changes in the holders’ expected exercise behavior could lead to significant period-to-period movements in the recorded fair values of these warrant liabilities and, correspondingly, material swings in the Company’s reported results of operations. The Company closely monitors these assumptions and market conditions at each reporting date to ensure the warrant valuations reflect current fair market value.

Deferred Consideration

The Company’s accounting for deferred consideration arising from the acquisition of Abaca represents a critical accounting estimate. In accordance with ASC 815, Derivatives and Hedging, this obligation is classified as a derivative liability and is carried on the balance sheet at fair value, with changes in fair value reflected in the consolidated statements of operations at each reporting period end.

The deferred consideration arrangement includes cash payments scheduled at various anniversaries of the merger closing and the potential issuance of Common Stock based on specified conditions. The third anniversary payment of $1.5 million, which was due in October 2025, was settled on October 3, 2025, through the issuance of 37,517 shares of Common Stock, using a floor value of $40.00 per share at the Company’s election.

The fair value of the deferred consideration was determined using a Monte Carlo Simulation model and influenced by several factors, including the Company’s stock price, stock price volatility, the risk-free interest rate, the timing and structure of remaining payment obligations, and the specific terms of the Abaca merger agreement and its amendments. Changes in the Company’s stock price, fluctuations in market volatility, or shifts in the risk-free interest rate could produce material adjustments to the recorded fair value of this derivative liability in future periods, with a corresponding impact on the Company’s financial position and results of operations. These estimates and assumptions are subject to inherent uncertainty and the exercise of management’s judgment, and the Company monitors related developments and market conditions closely to ensure the liability is accurately valued at each reporting date.

Forward Purchase Agreement and Forward Purchase Derivative

As previously disclosed, the Company entered the FPA with Midtown, which subsequently assigned the FPA in part to Verdun and Vellar. The FPA gave rise to both a FPA receivable, which had been carried on the balance sheet, and an FPA derivative liability.

During the first quarter of 2025, the Company reclassified the FPA receivable balance of $4.6 million to additional paid-in capital after determining that the arrangement met the conditions for equity classification under ASC 815-40 and ASC 480.

On September 30, 2025, all three FPA holders entered into Exchange and Cancellation Agreements with the Company, pursuant to which they irrevocably cancelled, waived, and terminated all of their rights under the FPA in exchange for shares of Series B Preferred Stock and Series B Warrants to purchase Common Stock. This transaction extinguished the FPA derivative liability, which had been carried at $7.3 million since December 31, 2022 without change, and was accounted for as a debt extinguishment under ASC 405-20. The fair value of the equity instruments issued was measured at $800 per unit, consistent with the cash price paid by unaffiliated third-party investors for identical instruments on the same date. The carrying amount of the FPA Liability exceeded the aggregate fair value of the instruments issued, resulting in a gain on extinguishment of $3.3 million, which is included in Other Income (Expense) in the consolidated statements of operations for the year ended December 31, 2025.

As a result of these transactions, the FPA receivable and FPA derivative liability are fully settled as of December 31, 2025, and no amounts remain on the balance sheet related to the FPA. Accordingly, FPA and forward purchase derivative are not expected to constitute critical accounting estimates in future periods.

Investment in Preferred Securities - Valuation and Impairment Assessment

The Company holds an investment in preferred securities of ADTX with a carrying value of $1.45 million as of December 31, 2025, and this is accounted for under the measurement alternative permitted by ASC 321-10-35-2. Because ADTX’s preferred shares are not actively traded and lack a readily determinable fair value, the investment is carried at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar instruments.

This accounting policy requires management to exercise judgment in two key areas: (i) assessing at each reporting date whether qualitative indicators of impairment exist, and (ii) identifying and evaluating any observable price changes in orderly transactions involving identical or similar instruments. Both assessments involve significant judgment given the limited liquidity and publicly available financial information regarding ADTX.

As of December 31, 2025, management identified no indicators of impairment and no qualifying observable price changes. However, future changes in ADTX’s financial condition or business prospects could require the Company to recognize impairment charges that may be material to its results of operations.

Stand Ready Guarantee Obligation

In connection with the Second Amended CAA with PCCU, the Company assumed an obligation to indemnify PCCU for up to 65% of credit losses on PCCU’s CRB loan portfolio, which had a total outstanding balance of approximately $52.1 million as of December 31, 2025. Under ASC 460, the issuance of a guarantee creates a noncontingent obligation to stand ready to perform, requiring the Company to recognize a liability at fair value at inception regardless of whether losses are probable. Because no observable market exists for cannabis lending guarantee obligations, the Company measured the stand-ready liability using a Level 3 insurance-pricing methodology under ASC 820, estimating the premium a knowledgeable, willing third-party surety or specialty financial guarantor would charge to assume the same obligation in an arm’s-length transaction. The fair value incorporates three components: (i) probability-weighted expected credit losses at the Company’s 65% indemnification share, applying a pooled probability of default of 7.25% and loss given default of 25.0% for performing loans, and a 35% probability of default and 50% loss given default for the individually evaluated criticized credit; (ii) a stand-ready risk premium of 120% of expected losses, reflecting the uncertainty, volatility, and duration of the commitment and the illiquidity of cannabis real estate collateral; and (iii) a time value discount at a risk-adjusted rate of 4.0%. The resulting fair value at inception was $2.1 million, which is recognized as a stand-ready guarantee liability with an offsetting contract asset, resulting in a net zero equity impact on Day 1. The liability is released to income on a systematic basis as the Company is progressively released from risk through loan paydowns and maturities.

Financial Indemnification Liabilities

In connection with the Second Amended CAA with PCCU, the Company assumed an obligation to indemnify PCCU for up to 65% of credit losses on PCCU’s CRB loan portfolio, which had a total outstanding balance of approximately $52.1 million as of December 31, 2025. The Company recognizes a financial indemnification liability under ASC 326-20 representing the contingent component of its obligation, management’s estimate of the Company’s share of lifetime expected credit losses on PCCU’s CRB loan portfolio. A corresponding contract asset of equal amount was recognized under ASC 340-40 at inception, resulting in a net zero equity impact on Day 1. Expected credit losses are estimated using a probability of default times loss given default framework applied to the portfolio segmented into three tranches: pass-rated loans evaluated on a pooled basis, elevated-risk loans evaluated on a pooled basis at higher loss rates, and a single past-maturity commercial loan that is individually evaluated due to its credit profile and limited collateral coverage. Because the portfolio consists entirely of cannabis-use real estate, management applies a two-step collateral discount, eliminating the cannabis license premium embedded in appraised values and reducing the residual to proceeds realizable by a non-cannabis buyer in a liquidation sale resulting in adjusted collateral coverage that is less than the gross portfolio balance. A qualitative loss given default premium is applied across all pooled tranches to reflect the portfolio’s complete concentration in a single industry operating under federal illegality, constrained collateral marketability, and the absence of conventional refinancing markets. The financial indemnification liability is dynamic and remeasured quarterly based on changes in portfolio credit quality, economic conditions, and forward-looking assumptions, with all changes recognized in credit loss expense or income in the period of remeasurement. This estimate is inherently uncertain due to the portfolio’s complete concentration in cannabis-related borrowers, limited industry loss history, and the potential for adverse changes in borrower credit quality, collateral values, or the regulatory environment governing cannabis; such changes could materially affect the carrying amount of this liability in future periods.

Emerging Growth Company Status

We are an EGC as defined in the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of SOX, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period, for as long as it is available. We will remain an EGC until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which is December 31, 2026, and (b) in which we have total annual gross revenue of at least $1.07 billion, (2) the date on which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” have the meaning provided in the JOBS Act. The Company will cease to be an EGC on December 31, 2026.

Smaller Reporting Company

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of our Common Stock held by non-affiliates exceeds $250.0 million as of the prior June 30, and (ii) our annual revenue exceeded $100.0 million during such completed fiscal year or the market value of the shares of our Common Stock held by non-affiliates exceeds $700.0 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Internal Control Over Financial Reporting

In connection with management’s assessment of internal control over financial reporting as of December 31, 2025, the Company identified material weaknesses in prior periods related to the application of U.S. GAAP to complex transactions, the going concern evaluation process, and information technology access controls.

During 2025, the Company executed a comprehensive remediation plan to address these weaknesses, and management believes all previously identified material weaknesses have been remediated as of December 31, 2025. Additionally, while the material weakness related to the completeness and accuracy of account activity fee income has been remediated, sufficient time has not elapsed to conclude that the related controls are operating effectively.

However, a material weakness was identified during the fourth quarter of 2025 related to the Company’s loan documentation and credit loss estimation process. See Item 9A, “Controls and Procedures” for a full description of the identified material weakness and management’s remediation plan.

Related Party Relationship with PCCU

PCCU is a related party because it held approximately 25.2% of the Company’s Common Stock as of December 31, 2025, holds approximately 43.3% of the Series B Preferred Stock and Series B Warrants as of the date hereof, and serves as the federally regulated credit union through which the Company’s CRB clients hold their deposit accounts and obtain loans. Because PCCU holds the majority of the Company’s client deposits and has the ability to significantly influence the Company’s management and operating policies, all transactions and arrangements between the Company and PCCU are disclosed as related party transactions in accordance with ASC 850 and SEC Regulation S-X. However, as of May 21, 2025, PCCU no longer has contractual rights to appoint members to the Board of Directors.

Revenue Concentration

In 2025, the Company derived substantially all of its revenue from services provided to PCCU under the First Amended CAA. For the years ended December 31, 2025 and December 31, 2024, revenue generated under the then-applicable agreements totaled $6.7 million and $12.7 million, represented 86.7% and 83.5% of total revenue, respectively. As of December 31, 2025 and December 31, 2024, amounts due from PCCU totaled $1.0 million and $1.0 million, representing 97.0% and 87.8% of total accounts receivable, respectively.

The loss of or a material adverse change to this relationship could have a material adverse impact on the Company’s results of operations and financial condition. Management monitors this concentration risk on an ongoing basis.

Commercial Alliance Agreement

The Company’s commercial relationship with PCCU is currently governed by the Second Amended CAA, which sets forth the complete terms and conditions governing the relationship between the Company and PCCU, including account-related services, lending activities, fee arrangements, and loan capacity parameters. Under the CAA, the First Amended CAA, and the Second Amended CAA, as applicable, the Company originates, underwrites, and services CRB loans on PCCU’s behalf. PCCU, as the federally regulated credit union, is the legal holder of CRB deposits and the maker of CRB loans. The Company provides all compliance analysis, credit analysis, due diligence, underwriting, and administration required to onboard and service CRB accounts and loans. The CAA also includes default procedures designed to ensure that neither party takes title to or possession of cannabis-related assets, including real property that may serve as collateral.

The CAA was originally executed on March 29, 2023, and was subsequently amended and restated by the First Amended CAA on December 31, 2024. The CAA and the First Amended CAA were further amended and restated by the Second Amended CAA, which was executed on February 4, 2026 with a retroactive effective date of October 1, 2025. The Company and PCCU reached agreement on the material economic terms of the Second Amended CAA on or about October 1, 2025, following completion of the September 2025 Recapitalization. The written agreement was formally executed on February 4, 2026; the intervening period involved only procedural and documentation matters that did not affect the substance of the agreed terms. The Second Amended CAA extended the customer agreement with PCCU through December 31, 2031, with an automatic renewal for subsequent periods of two years each, unless notice of non-renewal is provided no later than twelve (12) calendar months prior to the expiration of the then-current term. This is an extension from the First Amended CAA’s termination date of December 31, 2028.

The Differences Between the Agreements

The Second Amended CAA increases the Company’s share of CRBs loan program income to up to 65% of total interest, compared to approximately 35% received under the Amended CAA. The Second Amended CAA also shifts the calculation the asset hosting fee to a graduated scale based on deposits, which is expected to result in a reduction of fees between approximately $0.2 million to $0.3 million annually compared to the First Amended CAA.

Under the CAA, which was effective for the year ended December 31, 2024, the Company was entitled to receive all of loan program income while bearing 100% of the indemnification risk on loans originated through PCCU. The Company was also obligated to pay PCCU asset hosting fees based on a fixed fee per account from $26.08 to $28.69, investment hosting fees calculated based upon 25% of investment income earned on the monthly closing CRB deposit balance, and loan servicing fees based upon 0.25% of the total loans serviced by PCCU but managed by the Company.

The First Amended CAA introduced significant changes to this arrangement. The Company’s share of loan program income was reduced from 100% to 35%, with the introduction of a yield and loss allocation framework, while the Company’s indemnification liability was fully eliminated. Investment hosting fees and loan servicing fees were also eliminated, and the method of calculating asset hosting fees was revised from a fixed per-account fee to a percentage applied to average daily balances of deposits held at PCCU.

The Second Amended CAA now determines the revenue the Company receives from its relationship with PCCU from October 1, 2025 until at least the end of 2031. Under the Second Amended CAA, the Company receives up to 65% of net interest income on applicable loans and correspondingly indemnifies up to 65% of default-related losses, with PCCU indemnifying the remaining 35%. The asset hosting fee structure was also revised from a flat rate of 1.0% to a sliding scale ranging from 0.50% for average daily deposit balances below $25.0 million to 1.25% for average daily deposit balances exceeding $125.0 million.

The Company is required to deposit into escrow a current copy of the source code and technical documentation for the Company’s proprietary software that the Company uses to provide its services under the Second Amended CAA (the “Escrowed Software”). In the event of certain defaults by the Company under the Second Amended CAA or if the Company enters into, among other things, bankruptcy, then the Escrowed Software will be released from escrow and transferred to PCCU. In the event of such a release, PCCU will receive a nonexclusive, royalty-free, fully-paid, non-transferrable, non-sub licensable license to (a) use the Escrowed Software for the purpose of maintaining, supporting, performing, and operating an equivalent of the services as had otherwise been provided to PCCU by the Company and (b) modify, enhance, and create derivative works of the Escrowed Software

Key Economic Terms Under the Agreements

Asset Hosting Fees

Under the First Amended CAA in 2025, the Company paid PCCU a single asset hosting fee in exchange for access to PCCU’s Jack Henry core banking platform, regulated deposit infrastructure, and related operational support. This fee replaced all prior per-account servicing fees, investment hosting fees, and loan servicing fees that existed under earlier agreements.

The asset hosting fee was calculated as 1.00% per annum applied to the average daily balances of CRB account relationships generated by the Company and hosted at PCCU, divided by the number of days in the year and multiplied by the number of days in the applicable month. The fee increases to 1.30% per annum on the entire average daily balances once deposits exceed $130 million. For the year ended December 31, 2025, the Company incurred $1.2 million in asset hosting fees payable to PCCU.

On February 4, 2026, the Company and PCCU executed the Second Amended CAA with a retroactive effective date of October 1, 2025. The Second Amended CAA replaced the flat 1.00% rate in the First Amended CAA with a tiered marginal rate structure (ranging from 0.50% on the first $25 million of average daily balance to 1.25% on balances above $125 million) and increased the Company’s share of loan program income from approximately 35% up to 65%, with a corresponding indemnification obligation of up to 65% for loan defaults. The execution of the Second Amended CAA is a Type 1 recognized subsequent event under ASC 855-10-25-1. As a result, the retroactive reduction in asset hosting fees of $0.06 million for the period October 1 through December 31, 2025 has been recognized as a reduction of operating expense in the year ended December 31, 2025. On a prospective basis, the tiered rate structure is expected to generate annualized savings of approximately $0.3 million compared to First Amended CAA rates beginning in the first quarter of 2026.

Investment Income

Under both the First Amended CAA and the Second Amended CAA, the Company receives 100% of the investment income earned on CRB funds invested on its behalf by PCCU. The 25% investment hosting fee that was paid to PCCU under the CAA ceased on January 1, 2025.

Loan Program Income

The Second Amended CAA provides that each loan covered by the Second Amended CAA is subject to an allocation of yield and default-related losses among the Company and PCCU. Pursuant to this yield and loss allocation, the Company will receive up to 65% of all net interest income on the applicable loans and will also indemnify up to 65% of default-related losses of such loans, with PCCU indemnifying the other 35%. However, if the Company determines that adjustments to its indemnity obligations are required in order to maintain compliance with the listing requirements of Nasdaq, then the amount of loan program income the Company receives will also be adjusted (but not above 65%) to match the Company’s new indemnification obligation on a go-forward basis for the applicable loans. This applies retroactively starting October 1, 2025, and this change is expected to materially increase the Company’s loan program income.

Under the First Amended CAA, the Company’s 2025 share of interest income on CRB loans originated and serviced was determined using a loan yield allocation formula that incorporated the Constant Maturity U.S. Treasury Rate and a proprietary risk-rating formula. Under this formula, the Company’s interest income split was approximately 35% of total loan program generated during the year ended December 31, 2025, with the remainder retained by PCCU. For the year ended December 31, 2025, the Company recognized $2.4 million in loan program income attributable to PCCU activities, compared to $6.3 million for the year ended December 31, 2024

Financial Indemnification Liability

The Company’s obligation to indemnify PCCU against default-related loan losses, which existed under the original CAA, was eliminated in its entirety when the First Amended CAA took effect on January 1, 2025. As a result, the Company recorded no provisions for financial indemnification liability on indemnified loans during the period January 1, 2025 through September 30, 2025.

The Second Amended CAA, executed on February 4, 2026 with a retroactive effective date of October 1, 2025, reinstated an indemnification obligation on restructured terms. Under the Second Amended CAA, the Company is obligated to indemnify PCCU for up to 65% of net losses on any CRB loan default, the same proportional percentage as the Company’s increased share of loan program income under that agreement. This structure aligns risk and reward, as the higher income share is paired with a proportional assumption of credit loss exposure.

The associated obligations under the Agreement are recognized in the Company’s December 31, 2025 financial statements at its October 1, 2025 inception date, consistent with the Type 1 recognized subsequent event framework under ASC 855-10-25-1. The obligation comprises two independent, coexisting liabilities that do not offset or true-up to each other:

●	ASC 460 Stand-Ready Guarantee Liability: At inception, the Company recognized a stand-ready guarantee liability of approximately $2.1 million measured at fair value under ASC 820-10, representing the noncontingent obligation to stand ready to perform in the event of borrower default on PCCU’s cannabis-related business loan portfolio. Under ASC 460-10-25-3, the issuance of a guarantee imposes a noncontingent obligation to stand ready to perform, and initial recognition is required regardless of the probability that payments will be required. A corresponding contract asset of equal amount was recognized under ASC 340-40.

●	ASC 326-20 Financial Indemnification Liability: Separately, the Company recognized a contingent expected liability of approximately $1.1 million under ASC 326-20, representing management’s estimate of SHF’s up to 65% share of lifetime expected credit losses on the PCCU loan portfolio based on current portfolio conditions and reasonable and supportable forecasts. A corresponding contract asset of equal amount was recognized under ASC 340-40.

The net Day 1 equity impact is zero, as each liability is fully offset by its corresponding contract asset at inception, consistent with ASC 340-40-25-2 and the treatment of these costs as incremental costs incurred to fulfill the Commercial Alliance Agreement.

The ASC 460 stand-ready liability is fixed at inception and released to income on a systematic and rational basis consistent with the reduction in guarantee exposure over the contract term per ASC 460-10-35-2. The ASC 326-20 financial indemnification liability is dynamic and remeasured quarterly based on changes in portfolio credit quality, economic conditions, and forward-looking assumptions, with changes recognized in credit loss expense or income. The two liabilities are governed by different measurement objectives under US GAAP and do not substitute for one another.

As of December 31, 2025, the Company’s incremental loan capacity, representing the difference between the regulatorily stipulated lending limit and the gross amount of loans currently outstanding, was approximately $12.0 million. The Company is economically incentivized to minimize incremental loan capacity, as the interest income earned on deployed loans exceeds the income that could otherwise be generated on uninvested deposits.

Related Party Balances

The table below summarizes the cash and cash equivalents held at PCCU, along with the amounts due from and payable to PCCU as reported on the Company’s consolidated balance sheets.

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$6,779,040	$2,202,895
Accounts receivable	1,009,483	968,023
Accounts payable	171,365	75,608
Senior Secured Promissory Note	$-	$11,004,173

Summary of Operating Expenses Paid to PCCU

The following table summarizes operating expenses incurred by the Company under its agreements with PCCU:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Asset hosting fee	$1,153,637	$452,371
Prior agreement fees (superseded)	-	600,322
Total	$1,153,637	$1,052,693

See Part III, Item 13., “Certain Relationships and Related Party Transactions” for further discussion of the related party transactions we have entered into with PCCU.

Acquisition of 420 IT Solutions

On December 19, 2025, Safe Harbor Managed Services LLC, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the assets of 420 IT Solutions. 420 IT Solutions is engaged in the business of providing third-party professional advisory and technology services to the cannabis industry. The aggregate purchase price for the acquired assets consisted of 125,000 Earnout Shares, plus the assumption of certain identified liabilities under contracts assigned to the Company. The Earnout Shares are subject to performance-based vesting over a two-year earnout period ending December 31, 2027, as follows:

●	2026 Tranche: 50% of the Earnout Shares (62,500 shares) vest if the acquired business generates net revenue of at least $5.0 million for the calendar year ending December 31, 2026.

●	2027 Tranche: 50% of the Earnout Shares (62,500 shares) vest if the acquired business generates net revenue of at least $6.0 million for the calendar year ending December 31, 2027. If the 2026 target is not met but the 2027 target is achieved, all 125,000 Earnout Shares vest in 2027.

Earnout Shares that have not yet vested are held by the Company (or its transfer agent) during the earnout period and may not be sold, transferred, pledged, or assigned by 420 It Solutions. The Earnout Shares will be issued as restricted securities under Rule 144. The acquisition included the transfer of customer contracts, the registered trademark “420 IT Solutions”, domain name registrations, and other intellectual property. No cash consideration was paid at closing.

This acquisition added capabilities that are complementary to our existing compliance platform and expanded the suite of services we can offer to financial institution customers seeking to enter or grow their cannabis banking programs. On-site reviews are a key component of BSA/AML compliance for cannabis-banking financial institutions, and bringing this capability in-house strengthens both our service offerings and our compliance infrastructure. In addition, 420 IT Solutions’ founders, joined the Company to lead the third-party professional advisory and technology services division following the acquisition.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously disclosed, on April 14, 2025, the Audit Committee of the Board of Directors was notified by Marcum LLP (“Marcum”) that the auditor relationship between the Company and Marcum is terminated, effective April 14, 2025. Marcum audited the Company’s financial statements for the years ended December 31, 2024 and 2023 (the “Engagement Period”). The reports of Marcum on such financial statements did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception that said report included an explanatory paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

During the Engagement Period, and the subsequent interim period from January 1, 2025 to April 14, 2025, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K under the Securities Exchange Act of 1934, as amended) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the same period, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended), except as disclosed below:

Our management concluded that there existed material weaknesses in our internal controls over financial reporting for the fiscal years ended December 31, 2023 and December 31, 2024 related to ineffective design and operating effectiveness of internal controls over the review of revenue recognition from calculations that occur on a monthly basis between the Company and a related party, and ineffective management review controls related to the evaluation of accounting for debt and equity financial instruments, and for the fiscal year ended December 31, 2024 related to ineffective management review controls over the evaluation of going concern and ineffective information technology controls due to certain users with unnecessary privileged access within the financially relevant systems, and ineffective logical access user reviews, resulting in segregation of duty risk as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

At the time of the initial disclosure of the forgoing, the Company provided Marcum with a copy of the foregoing disclosures and requested that Marcum furnish the Company with a letter addressed to the SEC stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree.

On April 18, 2025, the Audit Committee approved the engagement of Macias, Gini & O’Connell, LLP as independent registered public accounting firm, to audit the Company’s consolidated financial statements for the year ending December 31, 2025

Item 9A. Controls and Procedures

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

Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. The design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation can provide absolute assurance that all control deficiencies and instances of fraud, if any, have been detected.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the material weakness described below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
●	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management concluded that, due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2025.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Previously Reported Material Weaknesses and Remediation

As initially reported in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the period ended September 30, 2025, management identified several material weaknesses in the Company’s internal control over financial reporting. These weaknesses primarily related to the Company’s ability to appropriately apply GAAP and SEC reporting requirements to complex transactions, including revenue recognition, accounting for financial instruments, forward purchase arrangements, and stock-based compensation. Additional weaknesses existed in management’s going-concern evaluation process and information technology access controls.

During 2025, the Company implemented a comprehensive remediation plan focused on strengthening technical accounting expertise, enhancing review controls, and improving documentation and segregation of duties. Key remediation actions included:

●	Hiring a Chief Executive Officer, who also serves as Chief Financial Officer, and a Senior Vice President of Finance and Controller, who serves as Principal Accounting Officer, both with extensive SEC-registrant experience to oversee technical accounting, financial reporting, and internal controls;
●	Engaging a financial advisory firm with expertise in financial reporting to assist management in evaluating and accounting for complex and non-routine transactions, including the Series B Preferred Stock and related Series B Warrant issuances;
●	Implementing enhanced review procedures over financial statement preparation, including secondary reviews of all complex accounting analyses; and
●	Upgrading information technology access controls and removing unnecessary privileged user access within key financial systems.

As of December 31, 2025, management believes the remediation actions described above adequately address all previously identified material weaknesses. Management notes that while the material weakness related to the completeness and accuracy of account activity fee income has been remediated, sufficient time has not elapsed to conclude that the related controls are operating effectively.

Material Weakness Identified During the Year Ended December 31, 2025

Loan Documentation and Credit Loss Estimation Process: In connection with the Company’s initial recognition of indemnification liabilities under the Second Amended CAA, the Company was required for the first time to measure a stand-ready guarantee liability at fair value under ASC 460 and an expected credit loss liability under ASC 326-20. Both measurements rely on underlying CRB loan documentation maintained in connection with the Company’s credit administration responsibilities under the agreement. During the audit, certain loan documentation used in connection with these measurements was identified as out of date or inconsistent with the terms of the underlying loans. While the Company’s valuation conclusions were determined to be fairly stated as of December 31, 2025, the absence of a formalized loan documentation review and maintenance process represents a control deficiency that, if not remediated, could result in a material misstatement of the indemnification and expected credit loss liabilities in future periods.

To remediate this material weakness, management is in the process of developing a standardized documentation checklist to ensure that all relevant inputs are consistently captured and considered in the expected credit loss estimation under ASC 326. Full implementation of these procedures is expected to be completed by the second quarter of 2026, after which the controls will be subject to ongoing monitoring by management to assess operating effectiveness.

A failure to maintain effective internal controls over financial reporting could result in errors in our financial statements that could require us to restate past financial statements, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, all of which could materially and adversely affect the Company.

Changes in Internal Control Over Financial Reporting

Other than the remediation actions described above, there were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation of the remaining material weakness and the continued improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting guidance and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Our directors and executive officers are as follows:

Name	Position
Terrance E. Mendez	Chief Executive Officer and Chief Financial Officer, Director
Richard Carleton	Director
Francis A. Braun III	Director
Jonathon Niehaus	Director
Sundie Seefried	Director
Douglas Beck	Principal Accounting Officer, Senior Vice President of Finance
Jeffrey Kay	Chief Marketing Officer
Michael Regan	Chief Investment and Strategy Officer

Directors

Terrance E. Mendez. Mr. Mendez currently serves as the Chief Executive Officer and Chief Financial Officer for the Company, a position he has held since February 2025 after initially being appointed Co-Chief Executive Officer in January 2025. Mr. Mendez has also served as the Company’s Interim Chief Financial Officer since the resignation of the Company’s prior Chief Financial Officer, James H. Dennedy, in June 2025. Mr. Mendez also serves as the Chief Executive Officer of Amos Advisory Solutions (“AMOS”) since August 2016, a management and outsource consulting firm through which he has held executive leadership roles in several cannabis and cannabis-related business. In connection with his employment with AMOS, Mr. Mendez served from November 2023 to May 2025 he served as the Chief Financial Officer of 42 Degrees, a cannabis extractor and distributor. From February 2022 to February 2024, he served as the Chief Executive Officer of Devi Holdings, a vertically integrated multi-state cannabis operator. From December 2019 to April 2021, he served as the Chief Executive Officer, of Dalwhinnie Enterprises, a single state vertical integrated cannabis operator. Mr. Mendez was employed from July 2017 to August 2019, as the Vice President of Finance and Chief Accounting Officer by Hitachi Vantara, a subsidiary of Hitachi, Ltd. (OTCMKTS: HTHIY), a technology conglomerate. From March 2014 to November 2016, Mr. Mendez served as Vice President and Chief Audit Executive by Arrow Electronics Inc. (NYSE: ARW), an electronics components manufacturer. From September 2011 to March 2014, Mr. Mendez was employed as Vice President of FP&A and was a Segment Financial Controller by Broadridge Financial Solutions Inc. (NYSE:BR). Mr. Mendez spent 14 years in public accounting with Arthur Andersen & Co. and Deloitte Touche LLP. Mr. Mendez is a Certified Public Accountant in the States of New York, New Jersey and Colorado and a Charted Global Management Accountant. He holds a Bachelor of Science in Economics from the University of Pennsylvania’s Wharton School of Business. Mr. Mendez’s finance and accounting expertise is a strong asset to the Board of Directors, and he also has extensive management and industry experience. Age: 50.

Richard Carleton. Mr. Carleton has served as the CEO of the Canadian Securities Exchange (“CSE”) since July 1, 2011. The CSE is a recognized stock exchange in Canada, subject to the oversight of the British Columbia Securities Commission and the Ontario Securities Commission. The CSE was re-organized in November, 2025 to create a holding company (CNSX Global Markets Inc.). CNSX holds 100% of the issued and outstanding shares of the CSE and the National Stock Exchange of Australia. Mr. Carleton is the CEO of CNSX Global Markets. Mr. Carleton is a member of the board of the Canadian Securities Exchange (2024), CNSX Global Markets (2025) and the National Stock Exchange of Australia (2025). Mr. Carleton is also a member of the board of Blue Ocean Technologies LLC, the Operator of Blue Ocean ATS, a US-regulated trading platform offering trading certain securities between 8 p.m. and 4 a.m. Eastern Time. Blue Ocean is a private company. Mr. Carleton is a board member (and chair) of Tetra Digital Inc., the operator of a digital asset custodian, a software services business and company exploring the issuance of a Canadian dollar denominated stablecoin. To Mr. Carleton’s knowledge, none of these companies is an affiliate or in any way related to the Company. On September 28, 2022, Mr. Carleton was appointed as a member of the Board of Directors in connection with the closing of our initial business combination. Mr. Carleton received his Bachelor of Arts in History from the University of Ottawa (1981) and his LLB from the University of Toronto (1985). He has also completed the Executive Development Program at the Wharton School, University of Pennsylvania. Age: 66.

Francis A. Braun III. Francis A. (Skip) Braun III was appointed to the Board of Directors in May 2025. He has served as a senior advisor to Stout since April 2024 and as a member of CrossCountry Consulting’s advisory counsel since February 2024. Mr. Braun was appointed to the Board of Directors of Polarx Therapeutics, Inc. in January 2026 and serves as the chair of its audit committee. Mr. Braun was appointed to the Board of Directors of Elite Express Holdings Inc. in August 2025 and served through October 2025. Mr. Braun has also served as a director of Crown Bank in New Jersey since October 2024 and is the chairman of the bank’s audit committee. From July 2024 to July 2025 Mr. Braun served as a consultant to Kohlberg Kravis Roberts & Co. L.P., and from December 2016 to July 2023, Mr. Braun served as a Partner at Grant Thornton LLP. Mr. Braun is considered a financial expert under the Sarbanes-Oxley rules and has 40 years of diversified experience serving public and private companies during his time in public accounting with Arthur Andersen LLP, Deloitte & Touche LLP and Grant Thornton LLP. He holds a Bachelor of Science in Commerce, Accounting from Rider University. Age: 65.

Jonathon Niehaus. On September 28, 2022, Mr. Niehaus was appointed as a member of the Board of Directors in connection with the closing of the initial business combination. Mr. Niehaus currently serves as the Managing Partner of Interactive Global Solutions, a global consulting company, a position he has held since January 2011. Mr. Niehaus previously served as a member of the board of managers of SHF, LLC d/b/a Safe Harbor Financial (“SHF Predecessor”) from February 2022 until September 2022. From 2003 until 2011, Mr. Niehaus served as a Global SVP for First Data Corporation and the Western Union Company. In this capacity, Mr. Niehaus was responsible international government relations and public affairs. In addition, he spearheaded outreach to US attorneys general in matters relating to compliance and anti-money laundering activities. Mr. Niehaus was thereafter appointed to be a senior advisor to the Alliance Partnership, an international rule of law initiative run by the Attorney General Alliance. Mr. Niehaus is an active board member, serving as the chair of the Farnsworth Group, a multi-state architecture and engineering firm and chair of the Make A Difference Foundation which focusses on green energy initiatives internationally. He has also served as advisor to other private companies as well as serving 10 years on the board of the Colorado Great Outdoors Trust Fund. Mr. Niehaus received his Bachelor of Science in Journalism Communications from the University of Iowa. Mr. Niehaus’ background enables him to share his expertise in legal, regulatory, and compliance matters with the Board of Directors. Age: 70.

Sundie Seefried. Ms. Seefried served as the Chief Executive Officer of the Company from July 2021 until February 2025 and currently serves as a member of the Board of Directors, a position she has held since April 2024. Prior to joining the Company, Ms. Seefried served as the Chief Executive Officer of PCCU, the major shareholder of Safe Harbor Financial, from 2001 until June 2021 and as the Chief Executive Officer of Eagle Legacy Services, a former company owned by PCCU, LLC from January 2020 until March 2021. Ms. Seefried previously served as a board member of the Colorado Division of Financial Services from 2019 until 2021, and as a board member of the Credit Union Association from 2007 until 2015. Ms. Seefried received her Bachelor of Science in Business Management from the University of Maryland and her Master of Business Administration in Finance from Regis University, Colorado. Age: 63.

Executive Officers

Mr. Mendez’ biographical information is set forth above in “––Directors.”

Douglas Beck. On September 24, 2025, Mr. Beck was appointed Principal Accounting Officer and will continue to serve as the Company’s Senior Vice President of Finance, Controller, a position that he has held since May 2025. Prior to his appointment as the Company’s Senior Vice President of Finance, Controller, Mr. Beck served as the Chief Financial Officer of AiAdvertising, Inc. from November 2024 to April 2025 and the Chief Financial Officer of ShiftPixy, Inc. from January 2023 to March 2024. Mr. Beck also served as a consultant to Beyond Air Inc. from September 2021 to December 2022 and as its Chief Financial Officer from November 2018 to August 2021. He received a Bachelor of Science in Accounting from Fairleigh Dickinson University and is also a licensed Certified Public Accountant. Age: 65.

Jeffrey Kay. On September 24, 2025, Mr. Kay was appointed Chief Marketing Officer. Mr. Kay joined the Company in April 2025 as Senior Vice President of Marketing. Mr. Kay has more than 30 years of marketing and brand leadership experience across the cannabis, financial services and consumer products industries. Prior to that, Mr. Kay founded and served as Chief Executive Officer of Brandfan, a marketing agency providing strategic and creative services to clients across various industries from July 2012 to April 2025. He has also served as Chief Marketing Officer for multiple cannabis operators, including 42 Degrees from September 2024 to March 2025 and Devi Holdings from April 2023 to April 2025, where he oversaw brand development, product strategy, and growth initiatives. Earlier in his career, he held senior positions with The Marketing Arm (Omnicom), EastWest Marketing Group, and DDB Needham. Mr. Kay has also served on the boards of Devi Holdings and AFC Warehouse Holdings, both cannabis-related companies, and Fifth Street Floating Rate Corp. (NASDAQ: FSFR), a publicly traded financial services company, where he contributed to strategic planning and governance matters. Mr. Kay earned a Bachelor of Science degree from the University of Maryland College of Business and Management. Age: 57.

Michael Regan. On September 24, 2025, Mr. Regan was appointed Chief Investment & Strategy Officer. Mr. Regan joined the Company in March 2025 and previously held the position of Head of Investor Relations and Data Science from March 2025 to June 2025 and the position of Vice President, Strategic Finance and Corporate Development from June 2025 to September 2025. Prior to joining the Company in March 2025, Mr. Regan served as the Director of Research and Founding Partner of Excelsior Equities, LLC from December 2022 to December 2024, and Founder of MJResearchCo LLC from May 2020 to December 2022. While at MJResearchCo, Mr. Regan served as a consultant to HAL Extraction from November 2020 to December 2022. Mr. Regan has extensive capital markets and investment experience, with over 13 years of experience at hedge funds Roubaix Capital, Hawkshaw Capital, and Copper Arch Capital, and 5 years of experience at investment banks Excelsior Equities, Deutsche Bank, Credit Suisse, and DLJ. He received a Bachelor of Science in Business Administration, major in finance, from Georgetown University, and a Master of Business Administration from the Massachusetts Institute of Technology’s Sloan School of Management. He holds FINRA Series 7, Series 24, Series 86, and Series 87 licenses (inactive; expiration 2026). Age: 48.

Family Relationships

There are no family relationships between our Board of Directors and any of our executive officers.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct applicable to all officers, directors and employees. A copy of our Code of Ethics and Business Conduct is filed as Exhibit 14 to this Form 10-K.

Insider Trading Policy

The Company’s Insider Trading Policy governs the purchase, sale and other acquisitions and dispositions of the Company’s securities by the Company and all of its directors, officers and employees. This policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

Shareholder Nominees

There have been no material changes to the procedures by which our security holders may recommend nominees to the Company’s Board of Directors since the filing of the definitive proxy statement for the Company’s 2025 annual meeting of shareholders with the SEC on May 28, 2025.

Additional information required by this Item 10 will be presented in the proxy statement for our 2026 Annual Meeting of Shareholders (the “Proxy Statement”) in the sections titled “Proposal 1: Election of Class II Directors,” “Management and Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference to the Proxy Statement.

Item 11. Executive Compensation.

We qualify as both a “smaller reporting company” and an “emerging growth company” under the rules promulgated by the SEC, and we have elected to comply with the disclosure requirements applicable to smaller reporting and emerging growth companies. Accordingly, this executive compensation summary is not intended to meet the disclosure requirements of larger reporting companies.

As a smaller reporting company, we are required to disclose the executive compensation of our named executive officers, which consist of the following individuals, for the fiscal years ended December 31, 2025 and December 31, 2024, respectively: (i) any individual serving as our principal executive officer or acting in a similar capacity, during the fiscal year ended December 31, 2025; (ii) the two other most highly compensated executive officers of the Company serving as executive officers at the end of the most recently completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the most recently completed fiscal year.

Summary Compensation Table

The following table discloses compensation paid or to be paid to our named executive officers for the fiscal years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)

Terrance E. Mendez(2)(3)(4)	2025	326,967	360,000	373,569	143,211	1,203,747
Chief Executive Officer and Chief Financial Officer	2024	-	-	-	72,827	72,827

Jeffrey Kay	2025	175,194	50,000	50,000	-	275,194
Chief Marketing Officer	2024	-	-	-	-	-

James H. Dennedy(5)	2025	121,470	-	-	-	121,470
Former Chief Financial Officer	2024	334,699	38,000	26,459	-	399,158

Michael Regan	2025	93,304	50,000	123,446	-	266,750
Chief Investment & Strategy Officer	2024	-	-	-	-	-

Douglas Beck	2025	106,452	-	86,371	-	192,823
Principal Accounting Officer, Senior Vice President of Finance	2024	-	-	-	-	-

Sundie Seefried(6)(7)	2025	16,544	-	-	7,376	23,920
Former Chief Executive Officer	2024	316,728	46,667	32,518	-	395,913

Donnie Emmi (8)	2025	126,982	22,500	-	-	149,482
Former Chief Legal Officer	2024	331,508	38,000	26,459	-	395,967

(1)	Amounts represent the aggregate grant date fair value of stock awards or option awards, as applicable, granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718 (Topic 718), the basis for computing stock-based compensation in our financial statement.
(2)	Prior to becoming the co-Chief Executive Officer on January 21, 2025, and for the year 2024 all income earned by Mr. Mendez was through his engagement as an independent contractor.
(3)	Mr. Mendez became our Chief Financial Officer on June 6, 2025 following Mr. Dennedy’s resignation.
(4)	Pursuant to the terms of Mr. Mendez’s employment agreement, if the agreement is not renewed or is terminated without cause, the Company is obligated to pay severance equal to the CEO’s then-current annual base salary. The severance is considered a nonretirement postemployment benefit that is accounted for under ASC 712-10, and a liability is accrued when it becomes probable that a payment will be made, and the amount is estimable. Since the amount is defined and the amount is probable, an accrual is deemed required. See “Narrative Disclosure to Summary Compensation Table––Employment Agreements––Agreement with Terrance E. Mendez.”
(5)	Mr. Dennedy resigned as Chief Financial Officer on June 6, 2025.
(6)	Ms. Seefried resigned as co-Chief Executive Officer on February 28, 2025.
(7)	Pursuant to Ms. Seefried’s employment agreement, in 2025 the Company paid for her participation in the Consolidated Omnibus Budget Reconciliation Act insurance program following her resignation as co-Chief Executive Officer on February 28, 2025.
(8)	Mr. Emmi resigned as Chief Legal Office on June 6, 2025.

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

Equity Awards

The Company uses equity awards to reward long-term performance of the executive officers. The Company believes that providing a meaningful portion of the total compensation package in the form of equity awards will align the incentives of its executive officers with the interests of its stockholders and serve to motivate and retain the individual executive officers. Equity awards are awarded under the Plan, which has been adopted by the Board of Directors.

In connection with the Company’s executive compensation program, the Company has granted equity awards to its executives.

Other Compensation

The Company maintains various employee benefit plans, including medical, dental, life insurance and 401(k) plans, in which the executive officers participate.

Employment Agreements and Offer Letters

Agreement with Sundie Seefried

On February 11, 2022, the Company entered into an executive employment agreement with Sundie Seefried which became effective September 28, 2022, pursuant to which Ms. Seefried serves as the Chief Executive Officer of the Company. The executive employment agreement provides for an annual base salary of $0.4 million, an initial incentive equity grant of options exercisable for 27,500 shares of the Company’s Common Stock at $133.40 per share that will vest over two years and other customary benefits. The executive employment agreement, which is for a two-year term, also provides for severance in the event of a termination by the Company without cause or by Ms. Seefried for good reason, of one year’s base salary. Ms. Seefried resigned as co-Chief Executive Officer of the Company effective on February 28, 2025. Ms. Seefried continues to be a member of the Board.

Agreement with Terrance E. Mendez

On January 21, 2025, the Company entered into an executive employment agreement with Mr. Mendez which became effective immediately, pursuant to which Mr. Mendez now serves as the Chief Executive Officer of the Company. Under the terms of the agreement, if the contract is not renewed or is terminated without cause, the Company is obligated to pay severance equal to the Chief Executive Officer’s then-current annual base salary. The agreement also provides for an annual cash bonus opportunity of up to 100% of base salary, and for long-term incentive compensation, the terms of which are to be determined by the Board of Directors. On January 21, 2025, the Company’s Board of Directors granted Mr. Mendez an option to purchase 32,700 shares of our Common Stock at an exercise price of $8.00 per share. The option has a ten-year term. One-third of the option vested immediately upon grant, one-third will vest on the first anniversary of the grant date, and the remaining one-third will vest on the second anniversary of the grant date. The terms of this agreement were not altered in connection with Mr. Mendez assuming the title of the Company’s sole Chief Executive Officer on February 28, 2025. Effective January 1, 2026, Mr. Mendez’s annual base salary was increased to $0.5 million per year.

Agreement with James H. Dennedy

On January 10, 2023, the Company entered into an executive employment agreement with James Dennedy, pursuant to which Mr. Dennedy serves as the Chief Financial Officer of the Company. The executive employment agreement provides for an annual base salary of $0.3 million, an initial incentive equity grant of options exercisable for 17,500 shares of the Company’s Common Stock at $133.40 per share that will vest over two years and other customary benefits. The executive employment agreement, which is for a two-year term, also provides for severance in the event of a termination by the Company without cause or by Mr. Dennedy for good reason, of one year’s base salary.

On April 2, 2024, the Company entered into an amendment to its original agreement with Mr. Dennedy to facilitate business continuity and stagger contract expirations to accommodate the Company’s public reporting schedule. The amendment to Mr. Dennedy’s executive employment extends the term of his employment to May 16, 2026. In addition, the amendment contains a provision that, effective April 1, 2024, deletes and replaces Section 4(b) of Mr. Dennedy’s original agreement such that all PTO that Mr. Dennedy accrued through March 31, 2024, but had not taken, shall be paid to him during the month of April 2024. As a result, no PTO shall accrue or be paid out at the time of termination of Mr. Dennedy’s employment with the Company for any reason. The amendment also adds a provision that Mr. Dennedy shall be entitled to receive supplemental severance in an amount equivalent to six months of his then-current base salary, provided that he executes a release of claims against the Company and its affiliated entities, executives, and employees (including claims related to any non-compete and non-solicit covenants), for the six-month period after the termination of his employment.

Mr. Dennedy resigned as Chief Financial Officer on June 6, 2025.

Agreement with Donnie Emmi

On January 10, 2023, the Company entered into an executive employment agreement with Donnie Emmi, pursuant to which Mr. Emmi serves as the Chief Legal Officer of the Company. The executive employment agreement provides for an annual base salary of $285,000, an initial incentive equity grant of options exercisable for 350,000 shares of the Company’s Common Stock at $6.67 per share that will vest over two years and other customary benefits. The executive employment agreement, which is for a two-year term, also provides for severance in the event of a termination by the Company without cause or by Mr. Emmi for good reason, of one year’s base salary.

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

Mr. Emmi resigned as Chief Legal Officer on June 6, 2025

Offer Letter with Jeffrey Kay

Mr. Jeffrey Kay joined the Company in April 2025 as Senior Vice President of Marketing. His annual salary is $0.3 million per annum and an initial incentive equity grant of options exercisable for 23,781 shares of the Company’s Common Stock at $2.22 per share that will vest over three years and other customary benefits. On September 24, 2025, Mr. Kay was appointed Chief Marketing Officer. Mr. Kay joined the Company in April 2025 as Senior Vice President of Marketing. Mr. Kay is an at-will employee.

Offer Letter with Michael Regan

Mr. Michael Regan joined the Company in March 2025 to June 2025 as Head of Investor Relations and Data Science, and the position of Vice President, Strategic Finance and Corporate Development from June 2025. On September 24, 2025, Mr. Regan was appointed Chief Investment and Strategy Officer. Mr. Regan annual salary was $0.1 million per annum and an initial incentive equity grant of options exercisable for 7,326 shares of the Company’s Common Stock at $6.40 per share that will vest over three years and other customary benefits. On January 1, 2026, Mr. Regan annual salary was increased to $0.2 million per annum. Mr. Regan is an at-will employee.

Offer Letter with Douglas Beck

Mr. Douglas Beck joined the Company in May 2025 as the Senior VP and Controller of the Company. On September 24, 2025, Mr. Beck was appointed Principal Accounting Officer and will continue to serve as the Company’s Senior Vice President of Finance, Controller, a position that he has held since May 2025. Mr. Beck annual salary was $0.18 million per year and is he eligible to participate in the Company’s benefits. On January 1, 2026, Mr. Beck annual salary was increased to $0.2 million per year. Mr. Beck is an at-will employee.

Director Compensation

The following table sets forth for the year ended December 31, 2025, certain information as to the total remuneration we paid to our non-employee directors.

In 2025, each director received a quarterly cash payment in the amount of $0.006 million and fees in the amount of $0.005 million per committee. In addition, the chair of the Audit Committee received an annual retainer of $20,000; the chair of Compensation Committee received an annual retainer of $0.01 million; the chair of the Nominating and Corporate Governance Committee received an annual retainer of $0.01 million; and the chair of the Board of Directors received an additional $0.015 million. Mr. Mendez did not receive fees for his service as a member of the Board of Directors, and Ms. Seefried did not receive fees for her service as a member of the Board of Directors until after her resignation from her position as co-Chief Executive Officer of the Company.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Jonathon Niehaus	55,000	84,142	-	139,142
Sundie Seefried	25,000	84,142	-	109,142
Richard Carleton	39,600	84,142	-	123,742
Francis A. Braun III	39,167	100,000	-	139,167
Douglas Fagan(2)	6,250	84,142	-	90,392
Jennifer Meyers(3)	6,250	84,142	-	90,392
Jonathan Summers(4)	23,791	84,142	-	107,933
Karl Racine(5)	8,750	84,142	-	92,892

(1)	Amounts represent the aggregate grant date fair value of option awards granted during the year measured pursuant to Financial Accounting Standard Board Accounting Standards Codification Topic 718 (Topic 718), the basis for computing stock-based compensation in our financial statement.
(2)	Mr. Fagan resigned from his position as a director of the Company on May 15, 2025.
(3)	Ms. Meyers resigned from her position as a director of the Company on May 15, 2025.
(4)	Mr. Summers did not stand for re-election at the 2025 annual meeting of the Company’s stockholders.
(5)	Mr. Racine resigned from his position as a director of the Company on May 2, 2025.

Outstanding Equity Awards at December 31, 2025

The following table sets forth information regarding outstanding stock options or unvested equity awards as of December 31, 2025.

	Option Awards					Restricted Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Terrance E. Mendez	32,700	32,700	32,700	8.00	January 21, 2035	–	–	–	–
	91,751	91,751	91,751	2.40	August 7, 2035	–	–	–	–

Jeffrey Kay	23,781	23,781	23,781	2.22	May 7, 2035	–	–	–	–
	25,825	25,825	25,825	2.40	August 7, 2035	–	–	–	–

Michael Regan	7,326	7,326	7,326	6.40	March 10, 2035	–	–	–	–
	45,875	45,875	45,875	2.40	August 7, 2035	–	–	–	–

Douglas Beck	45,875	45,875	45,875	2.40	August 7, 2035	–	–	–	–

Sundie Seefried	27,500	27,500	27,500	133.40	October 13, 2032	–	–	–	–
	11,628	11,628	11,628	9.68	March 3, 2035

There were no outstanding stock options or unvested equity awards as of December 31, 2025 for either Mr. Emmi or Mr. Dennedy. Additional information required by this Item 11 will be presented in the Proxy Statement in the sections titled “Compensation Discussion and Analysis,” “Management and Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 10, 2026, except as noted, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group. Our only class of voting securities is our Common Stock. To our knowledge, none of the shares listed below is held under a voting trust or similar agreement. To our knowledge, there are no pending arrangements, including any pledges by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. There were 4,505,485 shares of Common Stock issued and outstanding on April 10, 2026.

Unless otherwise indicated in the following table, the address for each person named in the table is 1526 Cole Blvd., Suite 250, Golden, Colorado 80401. Pursuant to SEC rules, we have included shares of Common Stock that the person has the right to acquire within 60 days after April 10, 2026.

Name and Address of Beneficial Owner	Shares of Class A Common Stock		% of Total Voting Power(1)
Terrance E. Mendez	102,651	(2)	2.2%
Sundie Seefried	96,795	(3)	2.1%
Jonathon Niehaus	16,596	(4)	* %
Richard Carleton	15,635	(4)	* %
Francis A. Braun III	53,144	(5)	1.2%
Michael Regan	48,317	(5) (8)	1.1%
Douglas Beck	45,875	(5)	1.0%
Jeffrey Kay	8,608	(5)	* %
(All Executive Officers and Directors as a Group (8 persons)):	387,621		8.0%

Five Percent and Other Holders:
Partner Colorado Credit Union	1,080,807	(6)	24.0%
M3 FUNDS, LLC	308,000	(7)	6.8%

* Indicates ownership of less than 1% of the outstanding shares of our Common Stock.

(1)	The percentage of beneficial ownership of the Company is calculated based on 4,505,485 shares of Common Stock outstanding as of the April 10, 2026, plus vested but unexercised options.
(2)	Includes (i) 10,900 incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Common Stock and have an exercise price per share equal to $8.00, and (ii) 91,751 incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Common Stock and have an exercise price per share equal to $2.40.
(3)	Includes (i) 27,500 incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Common Stock and have an exercise price per share equal to $133.40, and (ii) 11,628 incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Common Stock and have an exercise price per share equal to $9.68.
(4)	Includes 11,628 incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Common Stock and have an exercise price per share equal to $9.68.
(5)	Composed entirely of incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Common Stock and have an exercise price per share equal to $2.40.
(6)	Based solely on information contained in a Schedule 13D filed with the SEC on July 21, 2023. The business address of Partner Colorado Credit Union is 6221 Sheridan Blvd, Arvada, CO 80003.
(7)	Based solely on information contained in a Schedule 13G filed with the SEC on December 30, 2025. The business address of M3 Funds, LLC is 2070 E 2100 S, Suite 250, Salt Lake City, UT 84109.
(8)	Includes 2,442 incentive stock options that are vested, or vest in the next 60 days, to purchase shares of Common Stock and have an exercise price per share equal to $6.40.

Participation by Management and a Director in the Series B Preferred Stock Offering

On September 30, 2025, Terrance Mendez, Chief Executive Officer, Interim Chief Financial Officer and Director of the Company, Michael Regan, Chief Investment & Strategy Officer of the Company, Jeffrey Kay, Chief Marketing Officer of the Company, Richard Carleton, a Director of the Company, and Margaret Williams, an employee of the Company, all participated in the Company’s offering of Series B Preferred Stock pursuant to the Series B SPA. Their participation was subject to stockholder approval in accordance with Nasdaq Rule 5635(c), which was obtained on November 6, 2026. In the aggregate, these participants purchased 284 shares of Series B Preferred Stock and received accompanying Series B Warrants to purchase an aggregate of 18,290 shares of Common Stock.

Certain members of the Company’s management team and its Board of Directors participated in the Series B SPA as buyers. In the aggregate, management and board participants purchased 284 shares of Series B Preferred Stock and received accompanying Series B Warrants to purchase 18,290 shares of Common Stock.

The individual participants and their respective purchases were as follows:

Participant	Position	Series B Convertible Preferred Shares Owned	Series B Warrant Shares Owned	Amount Paid
Terrance E. Mendez	Chief Executive Officer and Chief Financial Officer	125	8,050	$100,000
Michael Regan	Chief Investment and Strategy Officer	63	4,057	$50,400
Jeffrey Kay	Chief Marketing Office	63	4,057	$50,400
Margret Williams	VP, BSA and Compliance	20	1,228	$16,000
Richard Carleton	Board of Director	13	837	$10,400	(1)

(1)	Mr. Carleton also agreed to cancel $10,400 of his Board compensation as consideration for his Series B Preferred Stock and Series B Warrants.

Because the issuance of shares of Common Stock underlying the Series B Preferred Stock and Series B Warrants to members of management and the Board constituted compensation under Nasdaq Listing Rule 5635(c), such issuances were conditioned upon and subject to stockholder approval. On November 6, 2025, at a special meeting of stockholders, the Company’s stockholders approved the issuances to members of management and the Board of Directors.

The terms of the Series B Preferred Stock and Series B Warrants purchased by management and director participants are identical to those available to all other buyers under the Series B stock purchase agreement or SPA. No preferential terms, discounts beyond the standard $800 per $1,000 stated-value purchase price, or other special arrangements were extended to any management or board participant.

For additional information regarding the Series B offering, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” and Note 19 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Additional information required by this Item 12 will be presented in the Proxy Statement in the sections titled “Certain Relationships and Related Transactions” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

In addition to the below, the information required by this Item 13 is incorporated herein by reference to the information in the sections entitled “Certain Relationships and Related Transactions” and “Management and Corporate Governance” in the Proxy Statement.

Director Independence

Applicable rules of Nasdaq require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees, that neither the director nor any of his or her family members has engaged in various types of business dealings with us and that the director is not associated with the holders of more than five percent of our Common Stock. In addition, under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In February 2026, the Board of Directors, upon recommendation from the Nominating and Corporate Governance Committee, formally adopted and approved the use of the Nasdaq independence definition as the Company’s standard for evaluating a director’s independence.

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning their background, employment and affiliations, our Board of Directors has determined that three of our five current directors do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of Nasdaq. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Each of Mr. Carleton, Mr. Niehaus, and Mr. Braun would be considered “independent” members of our Board of Directors as “independence” is defined in Nasdaq Marketplace Rule 5605(a)(2). The Board has determined that Mr. Mendez is not “independent” because he is an executive officer of the Company, and that Ms. Seefried is not “independent” due to her recent previous employment as an executive officer of the Company. The Board’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee each consist entirely of each of the independent directors, in accordance with Nasdaq listing standards and applicable SEC rules.

Related Party Transaction Policy

The Company’s Board of Directors has adopted a written Related Party Transaction Policy that requires the Audit Committee of the Board to review and approve or ratify any transaction between the Company and a “related party,” which is defined as any director, executive officer, nominee for director, or holder of more than 5% of the Company’s outstanding Common Stock, or any immediate family member of any such person in which the amount involved exceeds the lesser of $0.12 million since the Company’s last fiscal year or 1% of the average of the Company’s total assets at year-end for the Company’s last two completed fiscal years. The Audit Committee of the Board evaluates the material facts of each such transaction and determines whether approval or ratification is in the best interests of the Company and its stockholders. Our related party transactions entered into between January 1, 2024 and the date hereof, all of which were previously approved by our Audit Committee, are described below.

Identified Related Parties

For the fiscal year ended December 31, 2025, the Company identified one related party as defined under ASC 850 and SEC Regulation S-K Item 404. PCCU held approximately 25.2% of the Company’s Common Stock as of December 31, 2025, making it both a significant stockholder and the Company’s most significant commercial counterparty. PCCU also holds the majority of the Company’s cash deposits.

Commercial Alliance Agreements

The Company’s wholly-owned subsidiary, SHF, LLC, operates substantially all of its business with PCCU. This relationship is governed by the Second Amended CAA, which replaced the First Amended CAA as of October 1, 2025. The Company and PCCU had agreed to the terms for the Second Amended CAA in October 2025 and was executed on February 4, 2026.

The First Amended CAA introduced several significant changes to the CAA, including (i) the elimination of the Company’s indemnification obligations for loan-related losses, (ii) a reduction in the Company’s loan program income share to approximately 35% to reflect the incremental risk absorbed by PCCU in connection with the elimination of our indemnification obligations, (iii) the replacement of a multiple per-account fee structure with a single asset hosting fee equal to 1.00% of average daily CRB deposit balances that increased to 1.30% in the event balances exceeded $130 million, and (iv) us receiving 100% of investment income on CRB deposits.

The Second Amended CAA fundamentally restructured the economics of the PCCU relationship. The primary changes were that (i) the Company’s share of loan program income increased from approximately 35% up to 65%, reflecting the completion the September 2025 Recapitalization; (ii) the Company now receives up to 65% of loan program income generated by PCCU’s CRB loan portfolio in exchange for being obligated to indemnify PCCU for up to 65% of net losses of a default on any loan covered by the Second Amended CAA, with no contractual cap on total exposure; and (iii) the asset hosting fee structure transitioned from a flat rate to a tiered marginal rate schedule based on average daily deposit balances, with rates ranging from 0.50% on the first $25 million to 1.25% on balances above $125 million, resulting in estimated annual savings of approximately $0.3 million compared to the rates contained in the First Amended CAA. See Part I, Item 1., “Business––Recent Developments––September 2025 Recapitalization.”

The Company derives substantially all of its revenue from services performed under the CAA. For the year ended December 31, 2025, revenue generated under the then-in effect agreement with PCCU approximated 86.7% of total Company revenues. As of December 31, 2025, amounts due from PCCU approximated 97% of total accounts receivable. PCCU holds the majority of the Company’s cash and cash equivalents. As of December 31, 2025, and December 31, 2024, $6.8 million and $2.2 million of the Company’s cash was held on deposit at PCCU, respectively. See Part II, Item 7., Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Years ended December 31, 2025 and 2024––Related Party Relationship with PCCU.”

On September 30, 2025, the Company entered into the Debt Cancellation Agreement whereby PCCU cancelled the PCCU Note. At the time of cancellation, the outstanding principal balance was approximately $10.7 million. In consideration for the cancellation, PCCU received 13,436 shares of Series B Preferred Stock and a Series B Warrant to purchase 865,200 shares of Common Stock. As a result, no balance remained outstanding under the PCCU Note as of December 31, 2025. The transaction was accounted for as a debt extinguishment under ASC 470-50. Under the terms of the Series B Preferred Stock and Series B Warrants, PCCU may not convert its preferred shares or exercise its warrant to the extent such action would result in PCCU beneficially owning more than 4.99% of the Company’s Common Stock. Holders of the Series B Preferred Stock have no voting rights and no right to appoint directors of the Company.

Series B Preferred Stock Offering

See Part III, Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters––Participation by Management and a Director in the Series B Preferred Stock Offering” for a discussion regarding the participation by a director and several members of management in the Company’s offering of Series B Preferred Stock pursuant to the Series B SPA.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the information in the section entitled “Proposal 2: Ratification of the Appointment of Macias, Gini & O’Connell, LLP as the Company’s Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2026” in the Proxy Statement.

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

(3)	List of Exhibits

The exhibit list in the Exhibit Index is incorporated herein by reference as the list of exhibits required as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

No.	Description of Exhibit

2.1†	Unit Purchase Agreement dated February 11, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 14, 2022).
2.2	First Amendment to Unit Purchase Agreement dated September 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2022).
2.3	Second Amendment to Unit Purchase Agreement dated September 22, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2022).
2.4	Third Amendment to Unit Purchase Agreement dated September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2022).
2.5†	Agreement and Plan of Merger, dated October 29, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of Abaca security holders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2022).
2.6	Amendment to Agreement and Plan of Merger, dated November 11, 2022, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 15, 2022).

2.7	Second Amendment to Agreement and Plan of Merger, dated October 26, 2023, by and among SHF Holdings, Inc., Merger Sub I, Merger Sub II, Rockview Digital Solutions, Inc. d/b/a Abaca and Dan Roda, solely in such individual’s capacity as the representative of the Abaca security holders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 27, 2023).
2.8	First Amendment to Second Amendment to Agreement and Plan of Merger, Warrant Agreement, and Lock-up Agreement dated February 27, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 4, 2024).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 29, 2022).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 20, 2025).
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 10, 2025).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
3.5	Certificate of Designation of Series B Preferred Stock of SHF Holdings, Inc., dated September 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
3.6	Amendment to SHF Holdings, Inc. Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 10, 2025).
4.1	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
4.2	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2025).
4.3	Description of Registered Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).
10.1	Amended and Restated Commercial Alliance Agreement, dated December 30, 2024, between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2025).
10.2	Form of Convertible Promissory Note, by and between the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2025).
10.3	Common Stock Purchase Agreement, dated as of September 17, 2025, between SHF Holdings, Inc. and CREO Investments LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2025).
10.4	Registration Rights Agreement dated as of September 17, 2025 between SHF Holdings, Inc. and CREO Investments LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 23, 2025).
10.5†	Form of Securities Purchase Agreement, dated September 30, 2025, by and between SHF Holdings, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
10.7	Debt Cancellation Agreement, dated September 30, 2025, by and between SHF Holdings, Inc. and Partner Colorado Credit Union (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
10.8	Form of Exchange and Cancellation Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2025).

10.9	Amendment No. 1 to Common Stock Purchase Agreement, dated September 30, 2025, by and between SHF Holdings, Inc. and CREO Investments LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
10.10	Form of Amendment to Securities Purchase Agreement, dated October 14, 2025, by and between SHF Holdings, Inc. and the investor identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2025).
10.11	Executive Employment Agreement, dated January 21, 2025, between the Company and Terrance Mendez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2025).
10.12	Letter Agreement dated January 29, 2025 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 3, 2025).
10.13	Amended and Restated Senior Secured Promissory Note dated March 3, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025).
10.14	Waiver, dated as of May 21, 2025, by and between SHF Holdings, Inc. and Partner Colorado Credit Union (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2025).
10.15	Amended and Restated – 2022 Equity Incentive Plan (incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).
10.16	SHF Holdings, Inc. Amendment to Amended and Restated – 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2025).
10.17	Form SHF Holdings, Inc. Stock Option Agreement (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).
10.18	Form of SHF Holdings, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 5 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).
10.19	Security Agreement, dated March 29, 2023, by and between the Company and Partner Colorado Credit Union (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2023).
10.20	Executive Employment Agreement, dated January 10, 2023, between the Company and James H. Dennedy (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed on April 14, 2023).
10.21	Amendment to Employment Agreement dated April 2, 2024 between the Company and James Dennedy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024).
10.22	Executive Employment Agreement, dated January 10, 2023, between the Company and Donald Emmi (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on April 14, 2023).
10.23	Amendment to Employment Agreement dated April 2, 2024 between the Company and Donald Emmi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 8, 2024).
10.24	Employment Agreement, dated February 11, 2022, between the Company and Sundie Seefried (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 4, 2024).
10.25	Amendment to Employment Agreement dated August 1, 2024 between the Company and Sundie Seefried (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2024).
10.26	Executive Employment Agreement, dated August 16, 2023, between the Company and Tyler Beuerlein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 22, 2023).
10.27	Amendment to Employment Agreement dated August 1, 2024 between the Company and Tyler Beuerlein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 27, 2024).
10.28†	Second Amended and Restated Commercial Alliance Agreement, dated February 4, 2026, by and between the Company and PCCU (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2026).
14*	Code of Ethics and Business Conduct.

16.1	April 18, 2025 letter from Marcum LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on April 18, 2025).
19*	Safe Harbor Financial Policy on Insider Trading.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Macias, Gini & O’Connell, LLP, independent registered public accounting firm.
23.2*	Consent of Marcum LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer and Principal Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer Pursuant to Securities and Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certificate of Principal Executive Officer and Principal Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certificate of Accounting Principal Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed on April 1, 2024).
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHF HOLDINGS INC.

Date: April 15, 2026		/s/ Terrance E. Mendez
	Name:	Terrance Mendez
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Date: April 15, 2026		/s/ Douglas Beck
	Name:	Douglas Beck
	Title:	Principal Accounting Officer, SVP of Accounting and Finance, Controller
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Terrance E. Mendez	Chief Executive Officer and Chief Financial Officer	April 15, 2026
Terrance E. Mendez

/s/ Douglas Beck	Principal Accounting Officer, SVP of Finance, Controller	April 15, 2026
Douglas Beck

/s/ Jonathon Niehaus	Director	April 15, 2026
Jonathon Niehaus

/s/ Francis Braun III	Director	April 15, 2026
Francis Braun III

/s/ Richard Carleton	Director	April 15, 2026
Richard Carleton

/s/ Sundie Seefried	Director	April 15, 2026
Sundie Seefried

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SHF HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and

Board of Directors of

SHF Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SHF Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and experienced negative cash flows from operating activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s plans to address these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter - Customer Concentration

Note 2 to the financial statements describes the Company’s significant concentration of revenue from a single customer. During the year ended December 31, 2025, approximately 86.7% of the Company’s total revenue was generated from a single customer, which is a related party. The loss of this customer could have a material adverse effect on the Company’s operations and financial position. Our opinion is not modified in respect of this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Macias Gini & O’Connell LLP

Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2025

Sacramento, California

April 15, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SHF Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SHF Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2022 through 2025.

Hartford, CT

April 10, 2025

SHF Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	$6,779,040	$2,324,647
Accounts receivable – trade	31,376	134,609
Accounts receivable – related party	1,009,483	968,023
Prepaid expenses	862,400	659,536
Accrued interest receivable	-	16,319
Forward purchase receivable	-	4,584,221
Loans receivable, net	-	13,332
Contract asset	516,283	-
Other current assets	3,000,000	3,000,000
Total Current Assets	12,198,582	11,700,687
Long-term loans receivable, net	-	378,854
Operating lease right to use assets	547,186	703,524
Investment in preferred securities	1,450,000	-
Prepaid expenses	414,329	412,500
Contract asset	2,581,417	-
Other assets	15,510	22,722
Total Assets	$17,207,024	$13,218,287

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$189,828	$140,723
Accounts payable-related party	171,365	75,608
Accrued expenses	1,310,463	1,301,378
Deferred revenue	15,415	28,335
Lease liabilities	181,963	161,952
Senior secured promissory note	-	255,765
Deferred consideration	3,000,000	3,338,343
Forward purchase derivative liability	-	7,309,580
Stand-ready guarantee liability	711,667	-
Financial indemnification liability	433,968	-
Other current liabilities	485,055	72,836
Total Current Liabilities	6,499,724	12,684,520
Warrant liabilities	39,620	1,360,491
Senior secured promissory note	-	10,748,408
Stand-ready guarantee liability	1,245,416	-
Financial indemnification liability	657,804	-
Lease liabilities	528,552	712,882
Total Liabilities	8,971,116	25,506,301
Commitment and Contingencies (Note 20)
Stockholders’ Equity (Deficit)
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 and 111 shares issued and outstanding on December 31, 2025, and December 31, 2024, respectively	-	-
Series B Convertible Preferred Stock, 35,000 authorized, shares, par value $.0001, 30,808 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	3	-
Class A Common Stock, $.0001 par value, 1 billion and 130 million shares authorized, 4,281,523 and 2,783,666 issued and outstanding on December 31, 2025, and December 31, 2024, respectively	428	278
Additional paid-in capital	131,152,020	108,467,253
Accumulated deficit	(122,916,543)	(120,755,545)
Total Stockholders’ Equity (Deficit)	$8,235,908	$(12,288,014)
Total Liabilities and Stockholders’ Equity (Deficit)	$17,207,024	$13,218,287

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2025	2024
Revenue	$7,673,532	$15,242,560

Operating expenses
Compensation and employee benefits	6,266,317	7,783,331
General and administrative expenses	3,294,275	4,018,094
Professional services	3,328,222	2,518,394
Lease expense	232,773	258,477
Amortization of contract asset	129,072	-
Credit loss (benefit) expense	(177,917)	(1,393,131)
Impairment of goodwill	-	6,058,000
Impairment of long-lived intangible assets	-	3,090,881
Total operating expenses	13,072,742	22,334,046
Operating loss	(5,399,210)	(7,091,486)
Other (income) expenses
Interest expense	(492,643)	(533,390)
Change in fair value of warrant liabilities	1,320,871	2,803,638
Gain on extinguishment of forward purchase derivative	3,336,213	-
Costs incurred to secure financing	(987,621)	-
Discount on common stock sold pursuant to the ELOC	(76,553)	-
Change in the fair value of deferred consideration	79,475	361,449
Total other income	3,179,742	2,631,697
Net loss before provision (benefit) for income taxes	(2,219,468)	(4,459,789)
Provision (benefit) for income taxes	(58,470)	43,859,686
Net loss	(2,160,998)	(48,319,475)
Deemed dividend on Series B Preferred Stock redemption	(241,435)	-
Net loss attributable to common stockholders	$(2,402,433)	$(48,319,475)
Weighted average shares outstanding, basic and diluted	2,921,648	2,772,867
Basic and diluted net loss per share	$(0.82)	$(17.43)

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2025

	Preferred Stock		Series B Convertible Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2024	111	$-	-	$-	2,783,666	$278	$108,467,253	$(120,755,545)	$(12,288,014)
Reclassification of forward purchase receivable	-	-	-	-	-	-	(4,584,221)	-	(4,584,221)
Issuance of Class A Common Stock for restricted stock awards, net of tax	-	-	-	-	4,292	-	8,768	-	8,768
Issuance of Class A Common Stock for legal settlement	-	-	-	-	89,308	9	199,991	-	200,000
Shares of Class A Common Stock withheld for net share settlement	-	-	-	-	(1,421)	-	-	-	-
Issuance of Series B Convertible Preferred Stock and Series B Warrants, net of offering costs	-	-	31,052	3	-	-	23,918,189	-	23,918,192
Redemption of Series B Convertible Preferred Stock	-	-	(244)	-	-	-	(474,177)	-	(474,177)
Issuance of common stock due to reverse stock split	-		-	-	40,110	4	(4)	-	-
Stock compensation expense	-		-	-	-	-	1,501,950	-	1,501,950
Issuance of Class A Common Stock to Abaca Shareholders	-		-	-	37,517	4	258,864	-	258,868
Issuance of Class A Common Stock for restricted stock awards	-		-	-	1,448	-	-	-	-
Issuance of Class A Common from the Equity Line of Credit (ELOC)	-	-	-	-	1,326,603	133	1,778,854	-	1,778,987
Discount on common stock sold pursuant to the ELOC	-		-	-	-	-	76,553	-	76,553
Net loss	-	-	-	-	-	-	-	(2,160,998)	(2,160,998)
Balance December 31, 2025	111	$-	30,808	$3	4,281,523	$428	$131,152,020	$(122,916,543)	$8,235,908

SHF Holdings, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance, December 31, 2023	1,101	$-	2,728,168	$273	$105,924,859	$(71,569,821)	$34,355,311

Issuance of Class A Common Stock for marketing services	-	-	12,117	1	149,999	-	150,000
Conversion of PIPE shares	(990)	-	39,600	4	866,245	(866,249)	-
Issuance of Class A Common Stock for restricted stock awards	-	-	3,781	-	63,784	-	63,784
Stock compensation cost	-	-	-	-	1,462,366	-	1,462,366
Net loss	-	-	-	-	-	(48,319,475)	(48,319,475)
Balance, December 31, 2024	111	$-	2,783,666	$278	$108,467,253	$(120,755,545)	$(12,288,014)

See accompanying notes to consolidated financial statements

SHF Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,160,998)	$(48,319,475)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,155	711,929
Amortization of contract asset	129,072	-
Stock compensation expense	1,523,489	1,575,952
Gain on extinguishment of forward purchase derivative	(3,336,213)	-
Amortization of prepaid consulting from the issuance of Series B Convertible Preferred Stock and Series B Warrants	59,857	-
Net deferred indemnified loan origination fees	-	(63,275)
Discount on common stock sold pursuant to the ELOC	76,553	-
Other non-cash issuance costs related to the ELOC	800,000	-
Shares issued in settlement of a legal dispute	200,000	-
Non-cash interest on issuance of convertible notes	137,500	-
Lease expense	(7,981)	23,181
Credit loss (benefit) expense	(177,917)	(1,393,131)
Impairment of goodwill	-	6,058,000
Impairment of long-lived intangible assets	-	3,090,881
Deferred tax expense, net	-	43,859,686
Marketing expense settled via Common Stock	-	100,000
Change in fair value of warrant liabilities	(1,320,871)	(2,803,638)
Change in the fair value of deferred consideration	(79,475)	(361,449)
Changes in operating assets and liabilities:
Accounts receivable – trade	103,233	(12,734)
Accounts receivable – related party	(41,460)	1,127,297
Prepaid expenses	561,913	86,901
Other current liabilities	(48,960)	527
Accrued interest receivable	16,319	(2,542)
Other current assets	4,057	(2,968,061)
Accounts payable	49,105	(76,672)
Accounts payable – related party	95,757	(501,709)
Accrued expenses	9,085	292,396
Deferred revenue	(12,920)	6,413
Net cash (used in) provided by operating activities	(3,417,700)	430,477
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of preferred securities	50,000	-
Proceeds from loan repayment and sale	392,186	12,394
Net cash provided by investing activities	442,186	12,394
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax withholding payments on vesting of restricted stock units	(12,771)	-
Proceeds from convertible debt	550,000	-
Redemption of Series B Convertible Preferred Stock	(292,800)	-
Gross proceeds from issuance of Series B Convertible Preferred Stock and Series B Warrants	6,130,000	-
Offering cost	(351,646)	-
Proceeds from the sale of Class A Common Stock	1,778,987	-
Repayment of financed insurance contract	(116,098)	-
Repayment of senior secured promissory note	(255,765)	(3,006,993)
Net cash provided by (used in) financing activities	7,429,907	(3,006,993)

Net increase (decrease) in cash and cash equivalents	4,454,393	(2,564,122)
Cash and cash equivalents – beginning of period	2,324,647	4,888,769
Cash and cash equivalents – end of period	$6,779,040	$2,324,647
Supplemental disclosure of cash flow information
Interest paid	$388,457	$416,852
Non cash transactions:
Reclassification of forward purchase receivable	$(4,584,221)	$-
Marketing expense settled by the issuance of Common Stock	$-	$50,000
Investment in preferred securities	$1,500,000	$-
Prepaid consulting expense from the issuance of the Series B Convertible Preferred Stock and Series B Warrants	$371,307	$-
Extinguishment of debt for issuance of Series B Convertible Preferred Stock and Series B Warrants	$10,748,408	$-
Exchange of forward purchase derivative liability for the issuance of Series B Convertible Preferred Stock and Series B Warrants	$4,000,867	$-
Exchange of convertible notes for Series B Convertible Preferred Stock and Series B warrants	$659,997	$-
Financed insurance contract (classified in accrued expense)	$395,900	$-
Issuance of stock to Abaca shareholders	$258,868	$-
Accrued redemption payable to Series B holders	$181,378	$-
Recognition of contract asset with corresponding stand-ready guarantee liability	$2,135,000	$-
Recognition of contract asset with corresponding financial indemnification liability	$1,091,772	$-

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 – Organization and Business Operations

Business Description

SHF Holdings, Inc. (the “Company” or “SHF”) is a Delaware corporation headquartered in Golden, Colorado, whose Class A Common Stock (“Common Stock”) is listed on the Nasdaq Capital Market under the ticker symbol “SHFS.” The Company was founded in 2015 by Partner Colorado Credit Union (“PCCU”) and was among the first financial services companies to provide compliant banking services to Cannabis Related Businesses (“CRBs”).

SHF’s mission is to provide reliable and compliant financial services to the legal cannabis, hemp, and related industries by enabling its financial institution (“FI”) customers to deliver compliance-driven banking, lending, and other financial services to CRB clients.

The Company operates a proprietary fintech platform across 41 states and territories in the United States. Through this platform, SHF enables its FI customers to compliantly offer the following banking-related services to CRBs:

●	Business checking and savings accounts;	●	Cash management accounts	●	Savings and investment options

●	Commercial lending	●	Courier services (via third-party relationships)	●	Remote deposit services

●	Automated Clearing House (“ACH”) payments and origination	●	Wire payments.

Because many CRBs have historically operated on a largely cash basis due to limited access to traditional banking services, SHF’s platform benefits both CRBs and financial institutions. CRBs gain access to compliant banking services, while financial institutions gain access to a validated, compliantly monitored deposit base.

The Company generates revenue primarily from compliance service fees, account based fee income, investment income on custodied deposits, and interest income on loans made to or on behalf of financial institutions serving the cannabis industry.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of SHF Holdings, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial condition and results of operations for the periods presented.

In connection with the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, management identified conditions that raised substantial doubt about the Company’s ability to continue as a going concern. Those conditions included recurring operating losses, a net loss of approximately $48.3 million (inclusive of significant non-cash charges), limited liquidity relative to near-term obligations, and uncertainty regarding the Company’s ability to satisfy its then-existing indemnification obligations under its Commercial Alliance Agreement (“CAA”) with PCCU.

Liquidity and Going Concern

Liquidity refers to our ability to meet anticipated cash demands, including servicing debt, funding operations, maintaining assets, and covering other routine business expenses. Our primary cash outflows include debt principal and interest repayments, operating costs, and general business expenditures. The main source of our liquidity continues to be cash inflows generated from operational performance. As of December 31, 2025, the Company does not have significant capital investment commitments.

Under Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements, Going Concern, the Company is responsible for evaluating whether conditions or events raise substantial doubt about its ability to meet future financial obligations within one year of the financial statement issuance date. This evaluation involves two steps: (1) assessing whether conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, and (2) if substantial doubt is raised, evaluating whether the Company has plans to mitigate that doubt. Disclosures are required if substantial doubt exists or if the Company’s plans alleviate the doubt.

As of December 31, 2025, the Company has cash and cash equivalents of $6.8 million and net working capital of $5.7 million. The Company has incurred recurring losses from operations and experienced negative cash flows from operations, including an operating loss of $5.4 million and cash used in operating activities of $3.4 million for the year ended December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements are issued. As of December 31, 2025, management believes our cash and cash equivalents is sufficient enough to meet our financial obligations for the next twelve months.

Management has developed and implemented a series of measures intended to preserve liquidity and support the Company’s ability to meet its obligations during the look-forward period.

Strengthened Revenue Profile. The Second Amended CAA increased the Company’s share of loan program income from approximately 35% to 65% of the PCCU’s loan portfolio. This agreement improves the recurring revenue profile of the Company’s core business on a prospective basis. Additionally, the Company is exploring strategic partnerships with other financial institutions.

Access to Additional Capital. The Company has entered into a $150 million Equity Line of Credit, providing contingent access to additional capital subject to customary conditions.

Expense Management. Management has identified and quantified specific, actionable cost reductions that are within its direct operational control and that it would implement should operating conditions deteriorate below base-case expectations.

Cash Flow Monitoring. Management maintains a 52-week rolling cash flow projection that tracks anticipated expenses, revenues, and ending cash balances against budget. Cash positions are reviewed on a bi-weekly basis to ensure the Company maintains adequate liquidity to fund operations.

Notwithstanding the measures described above, the Company continues to incur operating losses and negative cash flows from operations, and uncertainty remains as to whether these conditions will be fully resolved within the look-forward period. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Material estimates particularly subject to change in the near term include the financial indemnification liability, valuation allowance for deferred tax assets and the fair value of financial instruments including warrant liabilities. Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of promised services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, following the five-step model under ASC 606.

●

Account Fee Income

The Company earns fees for compliance services provided to financial institution customers, including account onboarding fees, account maintenance fees, transaction processing fees, and other account activity fees. These fees are recognized at the point in time when the performance obligation is satisfied and no contingencies exist.

●

Investment Income

The Company earns investment income based on interest earned on daily average deposit balances maintained by CRBs at financial institution customers. This income is recognized as earned over the applicable period.

●

Loan Program Income

Revenue from loan program income is recognized over the loan period as earned. Under the Commercial Alliance Agreement with PCCU, as amended (the “Amended CAA”), the Company’s share of loan interest income is determined by a loan yield allocation formula and recognized as earned.

●

Master Program Agreement Revenue

The Company licenses its proprietary Safe Harbor Program to financial institutions under a Master Program Agreement, which grants a non-exclusive, non-transferable right to use the platform. Revenue under these agreements is recognized over the term of the arrangement as services are provided.

Stock-Based Compensation

The Company measures all equity-based payment arrangements to employees, directors, and non-employee consultants in accordance with ASC 718, Compensation - Stock Compensation. The grant-date fair value of stock-based awards is determined using either the quoted market price of the Company’s Common Stock or the Black-Scholes option valuation model, as appropriate for the instrument type.

Compensation cost for service-based awards is recognized on a straight-line basis over the requisite service period. For performance-based awards, compensation cost is recognized when it becomes probable that the performance condition will be achieved. Forfeitures are recognized as they occur.

For non-employee awards settled in equity including Series B Convertible Preferred Stock and warrants issued to consultants, the Company measures the fair value at the grant date and recognizes the cost over the service period. Where awards are partially vested at issuance, the vested fair value is recorded as a prepaid asset and amortized to expense over the remaining service period.

The Black-Scholes option model incorporates the following assumptions: expected term (using the simplified method as the average of contractual term and vesting period); expected stock price volatility (based on the Company’s historical stock price); risk-free interest rate (based on U.S. Treasury rates for maturities approximating expected lives); and expected dividend yield of zero (as the Company has not paid dividends and does not anticipate doing so in the foreseeable future). Changes in assumptions used to estimate fair value could result in materially different results.

Convertible Debt and Original Issue Discount

The Company accounts for convertible debt instruments under ASC 470-20, Debt with Conversion and Other Options. Debt issuance costs and original issue discounts are recorded as a direct reduction to the carrying amount of the related debt instrument and amortized to interest expense over the contractual term using the effective interest method in accordance with ASC 835-30.

Warrant Liabilities and Derivative Instruments

The Company evaluates all financial instruments, including warrants and conversion features, at issuance to determine whether they should be classified as equity or liabilities under ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity, and ASC 480, Distinguishing Liabilities from Equity.

Warrants that do not meet the criteria for equity classification are recorded as liabilities at fair value on the date of issuance. These warrant liabilities are remeasured at fair value at each subsequent reporting date, with changes in fair value recognized in the consolidated statements of operations. Warrants are valued using the Black-Scholes-Merton model.

Preferred Stock - Classification and Measurement

The Company evaluates preferred stock instruments under ASC 480 and ASC 815-40 to determine the appropriate classification between liabilities, mezzanine equity, and permanent equity.

Extinguishment of Liabilities

When a financial liability is extinguished through the issuance of equity instruments, the Company accounts for the transaction under ASC 405-20, Liabilities - Extinguishments of Liabilities, and ASC 470-50, Debt - Modifications and Extinguishments. The equity instruments issued are measured at fair value, and any difference between the carrying amount of the extinguished liability and the fair value of the equity issued is recognized as a gain or loss on extinguishment in the consolidated statements of operations.

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

Level 1: Quoted prices for identical assets or liabilities in active markets.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Valuations derived from techniques in which one or more significant inputs are unobservable.

Segment Reporting

The Company operates as one reportable segment providing financial services and banking solutions to CRBs under ASC 280, Segment Reporting. The chief operating decision maker, the Company’s Chief Executive Officer, reviews financial information on a consolidated basis when allocating resources and assessing performance.

Financial Assets Measured at Amortized Cost

For financial assets within the scope of ASC 326, the Company measures the allowance for credit losses based on relevant information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions that affect the collectability of the reported amounts. The allowance is deducted from the amortized cost basis of the financial asset on the consolidated balance sheet, and the net amount represents management’s best estimate of the cash flows expected to be collected. Changes in the allowance for credit losses are recognized as credit loss expense or reversal in the consolidated statements of operations.

The Company considers the following factors, among others, in estimating expected credit losses:

●	Historical loss experience and default rates for instruments with similar risk characteristics;
●	The creditworthiness and financial condition of the counterparty;
●	Current and forecasted macroeconomic conditions over the reasonable and supportable forecast period, reverting to historical averages beyond that period; and
●	Collateral arrangements, recourse provisions, and other credit enhancements.

Financial assets are written off against the allowance when management determines that the asset is uncollectible and all reasonable collection efforts have been exhausted. Subsequent recoveries, if any, are credited to the allowance for credit losses.

Contract Asset

The contract asset recognized in connection with the Second Amended CAA with PCCU are not financial asset within the scope of ASC 326. This asset represent costs incurred to fulfill the contract specifically, the cost of assuming the stand-ready guarantee obligation (ASC 460) and the contingent indemnification exposure (ASC 326). The contract asset is amortized on a systematic and rational basis over the contract term consistent with the release of the underlying guarantee exposure. Contract asset are evaluated for impairment under ASC 340-40-35-2 when facts and circumstances indicate the carrying amount may not be recoverable; any impairment is recognized in the period identified and may not be subsequently reversed.

Stand Ready Guarantees – ASC 460

The Company accounts for financial guarantees in accordance with ASC 460, Guarantees. At the inception of a guarantee, the Company recognizes a liability equal to the fair value of the stand-ready obligation assumed. This non-contingent liability represents the value of the obligation undertaken by the Company to stand ready to perform under the guarantee, irrespective of the likelihood that a payment will actually be required.

Subsequent to initial recognition, the stand-ready liability is amortized over the contractual term of the guarantee on a systematic basis that reflects the Company’s release from risk. If, at any reporting date, a contingent loss accrual required under ASC 450, Contingencies, exceeds the unamortized ASC 460 carrying amount, the Company records the higher contingent loss estimate in accordance with that guidance.

Financial Indemnification Liabilities

Under ASC 326-20, the Company recognizes a financial indemnification liability for its indemnification obligation to PCCU under the Second Amended CAA. This liability represents the Company’s up to 65% share of the lifetime expected credit losses on the covered CRB loan portfolio, measured on a probability-weighted basis and updated each reporting period to reflect current conditions and reasonable and supportable forecasts of future economic conditions. The financial indemnification liability methodology considers historical loss experience, borrower-specific credit quality, collateral values, and forward-looking economic assumptions including conditions specific to the cannabis industry.

The financial indemnification liability is measured independently from, and recognized in addition to, the ASC 460 stand-ready guarantee liability. The two liabilities coexist separately on the consolidated balance sheet and do not offset or true up to each other. The ASC 460 liability is fixed at inception and released over the guarantee term, while the financial indemnification liability is dynamic and remeasured each quarter. Changes in the financial indemnification liability are recognized as credit loss expense or credit loss income in the consolidated statements of operations in the period of remeasurement.

Concentration of Risk

The Company’s revenues are concentrated in the United States with a single customer, PCCU, which represented the substantial majority of revenues for the years ended December 31, 2025 and 2024 (see Note 10). Substantially all CRB client deposits are maintained at PCCU, and all fund transmissions to and from those deposit accounts are handled directly by PCCU.

Financial instruments that potentially subject the Company to concentrations of credit risk consist accounts receivable and cash accounts maintained at financial institutions. At times, account balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $0.3 million.

As of December 31, 2025 and December 31, 2024, the Company had approximately $6.5 million and $2.0 million, respectively, in excess of FDIC coverage. Additionally, amounts due from PCCU represented approximately 97.0% and 87.8% of total accounts receivable as of December 31, 2025 and December 31, 2024, respectively, with balances of approximately $1.0 million at each date. The Company has not experienced losses on these accounts or receivables, and management does not believe the Company is exposed to significant credit risk on such accounts.

Recently Issued Accounting Standards

Standards Adopted in 2025

ASU 2023-09 - Income Taxes (Topic 740): In December 2023, the FASB issued ASU 2023-09, which requires additional disaggregated disclosures in the income tax rate reconciliation and disclosures of income taxes paid by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted this standard prospectively as of January 1, 2025. Adoption did not have a material impact on the Company’s financial statements. This is reported on a prospective basis.

ASU 2024-02 - Codification Improvements: In March 2024, the FASB issued ASU 2024-02, which removes references to the FASB Concepts Statements from the Codification. The standard is effective for public entities for years beginning after December 15, 2024. The Company adopted this standard prospectively as of January 1, 2025. Adoption did not have a material impact on the Company’s financial statements.

ASU 2024-01 – Compensation - Stock Compensation (Topic 718): Profits Interest and Similar Awards: In March 2024, the FASB issued ASU 2024-01, which clarifies whether profits interest and similar awards are subject to ASC 718. The standard is effective for years beginning after December 15, 2024. The Company adopted this standard prospectively as of January 1, 2025. Adoption did not have a material impact on the Company’s financial statements.

Standards Not Yet Adopted

ASU 2024-03 / ASU 2025-01 - Disaggregation of Income Statement Expenses (Subtopic 220-40): In November 2024, the FASB issued ASU 2024-03, subsequently clarified by ASU 2025-01 (January 2025), requiring entities to disaggregate certain income statement expense line items in the footnotes, including purchases of inventory, employee compensation, depreciation, and amortization. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt prospectively and does not anticipate a material impact on its financial reporting.

ASU 2024-04 – Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions: In November 2024, the FASB issued ASU 2024-04, which clarifies the accounting for induced conversions of convertible debt. The standard is effective for annual periods beginning after December 15, 2025. The Company plans to adopt prospectively and does not anticipate a material impact on its financial reporting.

ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Accounts Receivable and Contract Assets: In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient allowing entities to assume current credit conditions remain unchanged for the remaining life of current accounts receivable and current contract assets under ASC 606. The standard is effective for years beginning after December 15, 2025. The Company is currently evaluating the potential impact on its consolidated financial statements.

ASU 2025-08 - Financial Instruments - Credit Losses (Topic 326): Purchased Loans: In December 2025, the FASB issued ASU 2025-08, which expands the population of acquired financial assets subject to the gross-up approach for recognizing credit losses at acquisition. The standard introduces the concept of “purchased seasoned loans” and requires acquired loans (other than credit cards) that have not experienced significant credit deterioration since origination to follow the gross-up approach. The amendments are effective for annual periods beginning after December 15, 2026. Due to the Company’s Second Amended CAA with PCCU, management believes this standard may have a material impact on the Company’s financial statements upon adoption. The Company is currently evaluating the scope and magnitude of that impact.

The Company will continue to monitor the development of accounting standards and intends to adopt them in accordance with their respective effective dates. Additional disclosures will be provided in future filings as the Company completes its assessment.

Note 3 - Deferred Consideration

On November 11, 2022, the Company entered into the first Amendment to the Merger Agreement with Rockview Digital Solutions, Inc. (“Abaca”) and other parties. The Merger Agreement included a $30 million payment through a mix of cash and stock, including $9 million in cash over three annual installments and 105,000 Common Stock (“Common Stock”), alongside deferred stock considerations based on a 10-day volume weighted average price (“VWAP”) formula.

A Second Amendment to the Merger Agreement, dated October 26, 2023, introduced deferred stock consideration of 291,791 shares of Common Stock at a recalculated value of $40.00 per share. No changes were made to the cash payments. Additionally, 250,000 stock warrants at $40.00 per share were issued, and a third-anniversary consideration payment of $1.5 million due October 5, 2025 was introduced, payable in cash or Common Stock with a floor value of $40.00 per share, at the Company’s discretion. The Company issued 37,517 unregistered shares of Common Stock in lieu of cash, computed using the floor value on October 3, 2025. On October 21, 2025, the Company filed Form S-1 to register the 37,517 shares of Common Stock issued on October 3, 2025 and the 250,000 common shares underlying the Abaca warrants to purchase Common Stock with an exercise price of $40.00 per share.

On November 21, 2024, the Company deposited the $3.0 million second annual cash payment into the registry of the Denver County, Colorado District Court pending resolution of a dispute among former Abaca shareholders regarding the party authorized to receive the payment. See Note 20 Commitments and Contingencies.

The adjustments and changes to deferred consideration have been valued and recorded according to ASC 815 in the Company’s consolidated financial statements.

The change in the amount of deferred consideration from January 1, 2024, to December 31, 2025:

	Cash Considerations	Third Anniversary Consideration Payment	Total
Balance, January 1, 2024	$2,889,792	$810,000	$3,699,792
Fair value adjustment	126,551	(488,000)	(361,449)
Balance, December 31, 2024	3,016,343	322,000	3,338,343
Fair value adjustment	(16,343)	(63,132)	(79,475)
Shares issued to Abaca shareholders	-	(258,868)	(258,868)
Balance, December 31, 2025	$3,000,000	$-	$3,000,000

The fair value of the third anniversary payment consideration, at the time of settlement, was determined using the Monte Carlo Simulation. model.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the third anniversary payment consideration as of their measurement dates:

December 31, 2024

Stock price	$9.00
Payment date	10/15/2025
Third anniversary consideration	$1,500,000
Risk free interest rate	4.2%
Market discount rate	5.8%
Remaining term in years	0.75
Expected volatility	86.2%

On October 3, 2025, the Company issued 37,517 shares of Common Stock in full settlement of the third anniversary consideration payment, resulting in a zero balance for all remaining deferred consideration obligations as of December 31, 2025. The only remaining balance in the table above represents the $3.0 million deposited with the District Court registry, which is carried as a restricted asset pending resolution of the shareholder litigation described in Note 20 Commitments and Contingencies.

Note 4 - Goodwill and Finite-lived Intangible Assets

2024 Impairment

As of December 31, 2024, the Company recorded full impairment charges against all remaining goodwill and finite-lived intangible assets, which were derived primarily from the October 2022 acquisition of Abaca. The impairment charges totaled $3.1 million, comprised of $0.05 million for market-related intangible assets, $0.05 million for customer relationships, and $3.0 million for developed technology. Impairment expense for the year ended December 31, 2024 was $6.1 million. Following these charges, the carrying values of all such assets were zero as of December 31, 2024.

420 IT Asset Acquisition

In December 2025, the Company’s wholly-owned subsidiary, Safe Harbor Managed Services LLC, completed an asset acquisition from LBMW LLC, doing business as 420 IT Solutions (“420 IT Solutions”), a managed services business. The purchased assets consist primarily of intellectual property, including a registered trademark, and certain assigned customer contracts and goodwill. No cash consideration was paid. The aggregate purchase price consisted of 125,000 shares of the Company’s Common Stock (the “Earnout Shares”), which vest based on the achievement of net revenue performance targets during the periods ending December 31, 2026 and December 31, 2027, and the assumption of certain specified liabilities.

The transaction was accounted for as an asset acquisition under ASC 805-50. The total consideration transferred was measured at the fair value of the Earnout Shares at the acquisition date. Because vesting is contingent solely on future performance conditions, the Earnout Shares are accounted for as contingent consideration and recognized as the performance conditions become probable of achievement. Therefore, the Company did not record any intangible assets and contingent liability as of December 31, 2025. If circumstances change when the revenue target is probable, then the intangible assets and a contingent liability will be recorded within one year from the acquisition date.

Note 5 - Loans Receivable

As of December 31, 2024, the Company held one commercial real estate loan receivable with a gross carrying value of $0.4 million, net of no allowance for credit losses. On July 31, 2025, the Company sold this loan to PCCU, a related party to improve liquidity. Prior to the sale, the Company received a principal payment of $0.008 million, reducing the outstanding balance to $0.4 million. The loan was sold at carrying value, and no gain or loss was recognized on the sale. See Note 10 Related Party Transactions for further information regarding the Company’s relationship with PCCU.

The following table summarizes the activity in commercial real estate loans receivable for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Commercial real estate loans receivable, gross	$392,186	$392,186
Payment	(7,659)	-
Sale of loans	(384,527)	-
Transferred to held for sale	-	-
Commercial real estate loans receivable, net	-	392,186
Current portion	-	(13,332)
Non-current portion	$-	$378,854

Note 6 - Investment in Preferred Securities

On September 30, 2025, as partial consideration received in connection with the issuance of 1,875 shares of Series B Convertible Preferred Stock and Series B Warrants to purchase Common Stock (see Note 19), the Company received preferred shares of Aditxt, Inc. (“ADTX”), a publicly traded company. The Series B Convertible Preferred Stock was issued at $800 per share. No cash was exchanged in this transaction. The ADTX preferred securities had an estimated fair value and carrying value of $1.5 million at the date of receipt.

The investment represents less than 20% of the voting interests in ADTX, and the Company does not have the ability to exercise significant influence or control over ADTX. Accordingly, the investment is accounted for under ASC 321, Investments – Equity Securities. Because ADTX’s preferred shares are not actively traded and lack a readily determinable fair value, the Company has elected to measure the investment at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar instruments, as permitted under ASC 321-10-35-2.

During the year ended December 31, 2025, ADTX redeemed approximately 43 shares of its preferred stock held by the Company pursuant to the preferred share terms, resulting in cash proceeds of $0.05 million. No gain or loss was recognized on this redemption. No impairments or other observable price adjustments were recognized during the year ended December 31, 2025.

The following table summarizes the activity in the investment during the year ended December 31, 2025:

	Shares	Amount
Initial recognition at fair value (September 30, 2025)	1,500	$1,500,000
Proceeds from redemption	(43)	(50,000)
Impairment charges	-	-
Observable price adjustments	-	-
Balance, December 31, 2025	1,457	$1,450,000

As of December 31, 2025, the investment is classified as a long-term asset on the consolidated balance sheet and continues to be measured in accordance with ASC 321. Any future gains or losses resulting from dispositions or impairments will be recognized in Other Income (Expense) in the consolidated statements of operations.

Note 7 – Prepaid Expenses

Prepaid expenses as of December 31, 2025 and December 31, 2024 consists of the following:

	Year Ended December 31,
	2025	2024
Insurance	$791,423	$808,480
Consulting	325,100	-
Marketing	-	91,667
Others	160,206	171,889
	1,276,729	1,072,036
Less: Current portion	862,400	659,536
Total non-current portion	$414,329	$412,500

Insurance

The Company maintains several insurance policies. In addition, in connection with the Company’s de-SPAC transaction, the Company obtained a Directors and Officers liability run-off policy providing coverage through September 2028.

Consulting

In connection with the September 30, 2025 recapitalization, the Company issued 1,063 shares of Series B Convertible Preferred Stock and accompanying Series B Warrants to purchase 68,453 shares of Common Stock to three independent service providers in exchange for professional and marketing services to be rendered through September 30, 2027. The instruments were measured at grant-date fair value of approximately $0.8 million using a third-party valuation specialist and are classified within stockholders’ equity. The fair value was recorded as a prepaid consulting asset and is being amortized to professional services expense on a straight-line basis over the two-year service term. As of December 31, 2025, the unamortized balance was approximately $0.3 million. There are claw back features for certain consultants as of December 31, 2025, and the prepaid balance is approximately $0.2 million.

Marketing

In September 2024, the Company entered into a six-month marketing services agreement with an independent third-party marketing services provider for social media, investor engagement, and influencer-related marketing services covering the period September 4, 2024 through March 3, 2025. Compensation consisted of $0.2 million in Common Stock, valued at the Nasdaq closing price on September 3, 2024, and a $0.1 million cash marketing budget. The stock-based portion was recorded as a prepaid asset and amortized to marketing expense on a straight-line basis over the service term. As of December 31, 2024, the unamortized balance was approximately $0.1 million. The arrangement was fully amortized by March 3, 2025.

Note 8 - Loan Portfolio Indemnification Obligations

Under the Second Amended CAA, the Company indemnifies PCCU for up to 65% of Default-Related Losses on PCCU’s CRB loan portfolio. The Agreement has a stated effective date of October 1, 2025. The Company, and PCCU reached agreement on the material economic terms of the Second Amended CAA on or about October 1, 2025, following completion of the September 2025 Recapitalization. The written agreement was formally executed on February 4, 2026; the intervening period involved only procedural and documentation matters that did not affect the substance of the agreed terms. Accordingly, the Company has given effect to the Second Amended CAA from October 1, 2025, consistent with ASC 606 contract modification guidance.

The obligation is recognized as two independent, coexisting liabilities that do not offset each other: (i) a noncontingent stand-ready guarantee liability under ASC 460, measured at fair value at inception, and (ii) a contingent expected credit loss liability under ASC 326-20, representing the Company’s up to 65% share of estimated lifetime expected credit losses on the PCCU CRB portfolio. Each liability is recognized with a corresponding contract asset under ASC 340-40-25-2, as the indemnification costs are directly related to the Agreement and are expected to be recovered through the Company’s up to 65% share of loan program income. The net Day 1 equity impact is zero.

The following table summarizes the October 1, 2025, inception date, consolidated balance sheet impact of ASC 460 and ASC 326.

	ASC 460	ASC 326	Total
Contract asset	$2,135,000	$1,091,772	$3,226,772
Financial indemnification liability	-	1,091,772	1,091,772
Stand-ready guarantee liability	$2,135,000	$-	$2,135,000

ASC 460 - Guarantee Liability

The issuance of a guarantee imposes a noncontingent obligation to stand ready to perform; initial recognition is required at inception regardless of whether payment is probable. The stand-ready liability is recognized separately from the ASC 326 liability.

The stand-ready liability is measured at fair value at inception under ASC 820-10 using a market-based insurance pricing approach, classified as Level 3 due to the absence of observable market inputs for cannabis lending guarantees. The fair value of a guarantee at inception reflects the premium that a market participant (analogized to a specialty insurance carrier) would charge in an arm’s-length transaction to underwrite the same risk. Because no direct market comparable exist for cannabis CRB loan portfolio guarantees, management estimated the standalone selling price by constructing the premium components a specialty financial guarantor would require. The fair value incorporates three components: (a) the expected loss element, representing the probability-weighted losses the guarantor expects to absorb; (b) a stand-ready risk premium, representing the additional compensation a market participant would require for uncertainty, volatility, and the uncapped nature of the commitment beyond expected losses; and (c) a time value adjustment. Key Level 3 inputs are as follows:

Significant Unobservable Input	Value
Pooled Probability of Default or PD (Ratings 2–5)	7.25%
Pooled Loss Given Default or LGD (inclusive of 13% cannabis qualitative premium)	35%
Tranche C PD (Rating 9, individually evaluated)	35%
Tranche C LGD on uncollateralized gap	50%
Stand-ready risk premium loading	120% of expected loss
Discount rate	4.0%
Weighted average pay out year – Tranche A	4 years
Weighted average pay out year – Tranche B	3 years
Weighted average pay out year – Tranche C	2 years
Weighted average pay out year – Stand Ready Premium	3 years

The maximum potential number of future payments under the guarantee is approximately $33.8 million, representing 65% of the total outstanding CRB loan portfolio balance. The indemnification percentage is subject to reduction under the Agreement’s Listing-Related Adjustment Clause.

The stand-ready guarantee liability is reduced through amortization on a straight-line basis over three years, representing the weighted average life of the underlying loan portfolio at inception. The release period and pattern are reassessed at least annually and will be adjusted prospectively if material changes in portfolio composition, paydowns, or maturities indicate that the weighted average life assumption is no longer appropriate. The corresponding contract asset is amortized on the same basis as operating expense partially offset by the liability release to income each period.

ASC 326-20 - Financial Indemnification Liability

Financial indemnification liability are estimated using a PD × LGD framework segmented by PCCU’s internal risk rating scale. Management uses PCCU’s reserve methodology as a baseline and independently evaluates key assumptions, with adjustments where management’s estimates differ from PCCU’s. The cannabis industry specific risk is reflected through a 16.6% qualitative LGD premium and management’s independent assessment of Tranche C.

The indemnified portfolio is segmented into three tranches. Loans rated 9 or 10 are individually evaluated rather than included in the pooled analysis:

Tranche	Ratings	Loan Balance	Loss Method	Reserve
Tranche A - Pass Rated	2–5	$35,544,024	Pooled; rates 0.453%–1.81%	$406,066
Tranche B - Elevated Risk	6–8	7,168,435	Pooled; rates 3.17%–9.21%	296,304
Tranche C - Specific Risk	9	9,346,394	Individual evaluation	389,402
Total		$52,058,853		$1,091,772

There is a single loan in Tranche C that is individually evaluated due to its past-maturity status (original maturity July 2024) and commercial and industrial or C&I structure secured solely by a UCC filing on business assets with certain personal guarantees. Management applied a 35% PD and 50% LGD on the uncollateralized gap of approximately $3.4 million.

Loans in the portfolio are secured primarily by real estate used for cannabis-specific purposes, including cultivation facilities, processing facilities, and retail dispensaries, and in certain cases by business assets under UCC filings. Because cannabis-use properties have limited alternative-use marketability under current federal law, management applies a two-step discount to collateral values: (i) elimination of the cannabis license premium (the “green tax”), reflecting that a non-cannabis buyer would not ascribe value to the cannabis operating license embedded in the appraised value; and (ii) a reduction to the remaining value to reflect proceeds realizable from a liquidation sale to a non-cannabis buyer. This methodology results in adjusted portfolio collateral of approximately $44.1 million against a gross balance of $52.1 million.

The portfolio has experienced zero credit losses since program inception. Management supplements this limited loss history with cannabis industry benchmarks and peer data. Cannabis industry-specific risk including 100% single-industry concentration, Schedule I federal status, and collateral marketability constraints is reflected through an embedded 16.6% qualitative LGD premium across all pooled tranches.

Expected credit losses are estimated using historical loss rates derived from a five-year lookback period, reflecting 2 restructured loans out of 28 over that period. Management determined that reasonable and supportable forecasts of future economic conditions beyond the historical loss experience could not be made for this portfolio, given its limited loss history and the significant uncertainty surrounding the cannabis regulatory and legal environment. Accordingly, the historical loss rates are applied without forward-looking adjustment, with immediate reversion to historical rates.

The financial indemnification liability is remeasured quarterly; changes are recognized as credit loss expense or income per ASC 326-20-35-8. The inception-date contract asset is reduced as underlying loans pay down or mature and is not subject to straight-line amortization. The 65% indemnification percentage is subject to reduction under the Agreement’s Listing-Related Adjustment Clause if the Company fails to maintain NASDAQ listing standards. A reduction would result in a partial release of the ASC 460 liability to income, a downward remeasurement of the financial indemnification liability, and an impairment assessment of the related contract assets.

For the year ended December 31, 2025, the Company recognized a reversal of provision of $0.2 million, representing the systematic release of the ASC 460 stand-ready guarantee liability computed over the weighted-average remaining life of three years of the covered CRB loan portfolio. As of December 31, 2025, the Company did not change its financial indemnification liability, as such there was no impact on the consolidated statements of operations.

As of December 31, 2024, there was no financial indemnification liability as the Company ceased indemnifying the loan portfolio subject to the first amendment to the PCCU CAA. As of December 31, 2024, the Company favorably reversed a $1.4M indemnification liability. For the period between January 1, 2025 and September 30, 2025, the Company did not indemnify loan portfolio.

The following table summarizes the changes of the contract asset for the year ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	ASC460	ASC 326	Total	ASC 460	ASC 326	Total
Beginning balance	$-	$-	$-	$-	$-	$-
Initial recognition as per Second Amended CAA	2,135,000	1,091,772	3,226,772	-	-	-
Amortization	(85,401)	(43,671)	(129,072)	-	-	-
Ending balance	2,049,599	1,048,101	3,097,700	-	-	-
Less: current portion	(341,600)	(174,683)	(516,283)	-	-	-
Total non-current portion	$1,707,999	$873,418	$2,581,417	$-	$-	$-

The following table summarizes the changes of the liabilities for the year ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	ASC460	ASC 326	Total	ASC 460	ASC 326	Total
Beginning balance	$-	$-	$-	$-	$1,393,131	$1,393,131
Initial recognition as per Second Amended CAA	2,135,000	1,091,772	3,226,772	-	-	-
Benefit	(177,917)	-	(177,917)	-	(1,393,131)	(1,393,131)
Ending balance	1,957,083	1,091,772	3,048,855	-	-	-
Less: current portion	(711,667)	(433,968)	(1,145,635)	-	-	-
Total non-current portion	$1,245,416	$657,804	$1,903,220	$-	$-	$-

Note 9 - Revenue

The following table presents the Company’s revenue disaggregated by type for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Account fee income	$3,963,097	$6,447,201
Loan program income	2,478,082	6,625,576
Investment income	1,155,433	2,092,863
Safe Harbor Program income	76,920	76,920
Total	$7,673,532	$15,242,560

Account fee income consists of fees earned from cannabis-related businesses maintaining accounts with the Company’s financial institution partners, including deposit account fees, account activity fees, and onboarding income. These fees are recognized periodically in accordance with the fee schedules established with financial institution partners. Account fee income also includes merchant income earned through referral arrangements with third-party payment processors, under which the Company receives a percentage of net revenue generated by referred merchants, recognized as earned.

Loan program income represents the Company’s allocated share of interest earned on cannabis-related business loans originated by PCCU. Under the First Amended Commercial Alliance Agreement, effective January 1, 2025, the Company’s share of loan program income is determined by a loan yield allocation formula that incorporates the Constant Maturity U.S. Treasury Rate published by the Federal Reserve, along with a proprietary risk rating formula to determine the allocation between the Company and PCCU. Loan program income is recognized over the loan term as earned.

Investment income represents the Company’s share of interest earned on net investable cannabis-related business deposit balances held at PCCU, recognized monthly based on the average net daily deposit balance. Under the CAA, investment income was reduced by an investment hosting fee paid to PCCU. Under the First Amended CAA, effective January 1, 2025, the hosting investment fee was eliminated and the Company receives all investment income earned on CRB funds invested on its behalf by PCCU.

Safe Harbor Program income represents fees earned under the Company’s Master Program Agreement, which grants licensees a non-exclusive, non-transferable right to implement and utilize the Safe Harbor Program. Revenue is recognized over the term of the agreement as the performance obligation is satisfied.

Note 10 - Related Party Transactions

The Company identifies related parties in accordance with ASC 850 and Rule 1-02(u) of Regulation S-X.

Partner Colorado Credit Union (“PCCU”) - Related Party Status

PCCU is a related party because it held approximately 25.2% and 38.8% of the Company’s Common Stock as of December 31, 2025 and 2024, respectively. PCCU is also the largest holder of the Company’s Series B Convertible Preferred Stock (approximately 43% of outstanding shares and associated warrants) and holds the majority of the Company’s cash deposits. These factors give PCCU the ability to significantly influence the Company’s management and operating policies.

Debt Cancellation Agreement

On September 30, 2025, the Company and PCCU entered into a Debt Cancellation Agreement under which the approximately $10.7 million outstanding principal balance on the Senior Secured Promissory Note (originally dated March 29, 2023) was fully satisfied. In exchange, PCCU received:

●	13,436 shares of Series B Convertible Preferred Stock; and

●	A Series B Warrant to purchase 865,200 shares of Common Stock at an exercise price of $7.7644 per share.

PCCU’s conversion and warrant exercise rights are subject to a 4.99% beneficial ownership cap. See Note 11 for the accounting treatment of this transaction.

Commercial Alliance Agreement (“CAA”) - Major Customer Concentration

The Company derives substantially all of its revenue from services provided to PCCU. Revenue under the CAA was $6.7 million and $12.7 million represented 86.7% and 83.5% of total revenue for the years ended December 31, 2025 and 2024, respectively. Amounts due from PCCU represented 97.0% and 87.8% of total accounts receivable at those dates. The loss of, or a material change to, this relationship could have a material adverse effect on the Company’s results of operations and financial condition.

Agreement history and key terms:

Version	Effective Date	Key Terms
Original CAA	March 29, 2023	Per-account servicing fees ($26.08–$28.69/month in 2024); Company indemnified PCCU against loan losses; investment income split 75% Company / 25% PCCU.
First Amended CAA	December 31, 2024	Term extended to December 31, 2028; indemnification eliminated; per-account fees replaced by a fixed asset hosting fee (0.01 × average daily deposit balance); Company receives 100% of investment income on CRB funds; loan program income split introduced using a Constant Maturity Treasury-based yield allocation formula which was approximately 35%.
Second Amended CAA	October 1, 2025	Material economic terms agreed on or about October 1, 2025, following completion of the September 2025 Recapitalization; written agreement formally executed on February 4, 2026 following resolution of procedural and documentation matters only. Term extended to December 31, 2031; Company’s loan program income share increased from approximately 35% to up to 65%; indemnification reinstated at the Company’s 65% income share, supported by a minimum cash reserve tied to PCCU’s financial indemnification liability estimate; asset hosting fee changed to a graduated (tiered) structure; NASDAQ compliance provision added (see below).

NASDAQ compliance provision. If maintaining the Company’s NASDAQ listing requires a reduction in its indemnification percentage, the loan program income share will adjust downward by a corresponding amount. The Company is actively monitoring its NASDAQ compliance obligations in connection with this provision. See Note 20 - Commitments and Contingencies.

Second Amended CAA. Although the Second Amended CAA was formally executed on February 4, 2026, after the balance sheet date, the Company and PCCU reached agreement on the material economic terms on or about October 1, 2025, following completion of the September 2025 Recapitalization. The intervening period between October 1, 2025 and the February 4, 2026 execution date involved only procedural and documentation matters that did not affect the substance of the agreed terms. Accordingly, the Company has given effect to the Second Amended CAA from October 1, 2025, in accordance with ASC 606-10-25-10 through 25-13, and the agreement’s financial statement impacts are treated as a Type 1 recognized subsequent event under ASC 855-10-25-1, as the economic terms relate to conditions existing as of December 31, 2025. Accordingly, the financial effects were recognized in the financial statements for the year ended December 31, 2025, including:

●	A retroactive reduction in asset hosting fees of approximately $0.06 million (difference between the First Amended CAA flat rate of 1.00% and the tiered rates under the Second Amended CAA for Q4 2025); and

●	Recognition of approximately $0.4 million in incremental loan program income for Q4 2025, reflecting the increase in the Company’s share from approximately 35% up to 65%.

Related Party Balances

The following amounts with PCCU are included in the consolidated balance sheets:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$6,779,040	$2,202,895
Accounts receivable	1,009,483	968,023
Accounts payable	171,365	75,608
Senior Secured Promissory Note	-	11,004,173

The Company evaluates its related party relationships at each reporting date in accordance with ASC 850 and SEC Regulation S-X Rule 4-08(k).

Note 11- Senior Secured Promissory Note and Debt Cancellation Agreement with PCCU

The outstanding amounts under the Senior Secured Promissory Note are as follows:

	December 31, 2025	December 31, 2024
Senior Secured Promissory Note -current	$-	$255,765
Senior Secured Promissory Note -long-term	-	10,748,408
Total	$-	$11,004,173

The Company and PCCU entered into a Senior Secured Promissory Note and Security Agreement (together, the “PCCU Note”) on March 29, 2023, under which PCCU agreed to lend $14.5 million to the Company.

On March 1, 2025, SHF executed an Amended and Restated Senior Secured Promissory Note with PCCU, replacing the original note dated March 29, 2023. The principal balance on the amended note remained $10.7 million, accruing interest at 4.25% annually. This amended and restated agreement allows for interest-only payments until January 5, 2027, postponing principal payments, with full repayment due by October 5, 2030

On September 30, 2025, the Company entered into a Debt Cancellation Agreement with PCCU. Under the terms of the Debt Cancellation Agreement, the outstanding balance of $10.7 million due under the Loan Agreements was deemed fully repaid and satisfied. In exchange, PCCU received:

●	13,436 shares of the Company’s Series B Convertible Preferred Stock, and
●	a warrant (the “Series B warrant”) to purchase 865,200 shares of the Company’s Common Stock, subject to adjustment as provided in the warrant agreement.

The transaction was accounted for under ASC 470-50, Debt – Modifications and Extinguishments. The fair value of the Series B Convertible Preferred Stock and Series B Warrants to purchase Common Stock issued was estimated at $800 per unit, which represented the cash price paid by unaffiliated third-party investors on the same day for identical instruments in accordance with ASC 505, Equity Issuances for Non-Cash Consideration. Because the total fair value of the equity instruments issued equaled the carrying amount of the debt extinguished, the Company did not recognize a gain (loss) on extinguishment of debt. As a result of the Debt Cancellation Agreement, there was no outstanding balance on the Senior Secured Promissory Note as of December 31, 2025.

Note 12- Convertible Promissory Notes

On August 27, 2025 and September 9, 2025, the Company issued unsecured Convertible Promissory Notes (the “Notes”) to accredited investors in two closings under identical terms. The Notes had an aggregate principal amount of $0.7 million, an original issue discount (“OID”) of 20%, and a maturity date of September 9, 2026. The Company received aggregate cash proceeds of $0.6 million, with the $0.1 million difference representing the OID. The Notes did not bear stated interest; the OID represented the investors’ entire yield and was recognized as interest expense over the term of the Notes under ASC 835-30.

On September 30, 2025, prior to their maturity date, the Notes were exchanged for Series B Convertible Preferred Stock and Series B Warrants to purchase Common Stock (together, the “Series B instruments”) in connection with the Company’s broader recapitalization. The Series B instruments were issued to the noteholders at $800 per unit, the same price paid by unaffiliated third-party investors for identical instruments on the same date.

The transaction was accounted for as an extinguishment under ASC 470-50. The carrying amount of the Notes at the exchange date was $0.7 million.

The fair value of the Series B instruments issued $0.8 million exceeded the carrying amount of the Notes extinguished $0.7 million. Accordingly, the total financing cost associated with the Notes consisted of (i) the $0.1 million OID recognized as interest expense over the period from issuance to exchange, and (ii) the $0.1 million net loss on extinguishment recognized upon the exchange of the Notes for Series B instruments, reflecting the excess of the fair value of equity issued over the carrying amount of the debt extinguished.

Note 13 - Leases

The Company has a non-cancellable operating lease for its corporate office space in Golden, Colorado which qualifies for capitalization under ASC 842 Leases. As of December 31, 2025, the Golden, Colorado lease has a remaining term of approximately three-and-two-quarter years and includes an option to extend for up to ten additional years; however, the extension option is not recognized as part of the right-of-use asset as it is not reasonably certain to be exercised. As of December 31, 2025, and December 31, 2024, the net right-of-use asset “ROU” recorded under the operating lease was $0.5 million and $0.7 million, respectively, and the corresponding lease liability was $0.7 million and $0.9 million, respectively.

During the third quarter of 2025, the property owner of the Golden, Colorado facility became subject to a court-appointed receivership. Throughout the receivership period, the Company continued to occupy the premises and made all rental payments in accordance with the existing lease terms. During the fourth quarter of 2025, the receivership process concluded with the sale of the property to a new owner. The Company’s lease was assumed by the new property owner and continues in full force and effect under its existing terms and conditions. The change in property ownership did not result in a lease modification, reassignment, or early termination, and had no material impact on the Company’s operations or financial position. Management evaluated the assumption of the lease by the new owner under ASC 842-10-35 and concluded that the event did not constitute a lease modification requiring remeasurement. No impairment of the right-of-use asset was identified in connection with this matter.

As of December 31, 2025, management has not identified any impairment indicators related to the ROU asset, and no changes to the lease term or measurement have been recorded. The lease was not modified as a result of the new land lord. The Company will continue to monitor the status of the receivership and evaluate whether the event results in a lease modification, remeasurement, or impairment in future periods in accordance with ASC 842-10-35.

The Company analyzes contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Lease cost for the year ended December 31, 2025, and December 31, 2024, included in consolidated statements of operations, is as follows:

	Year Ended
	December 31
	2025	2024
Operating lease cost	$232,773	$258,477

The following represents the activity for the right of use assets:

	December 31, 2025	December 31, 2024
Beginning balance	$703,524	$859,861
Amortization charge for the period	(156,338)	(156,337)
Ending balance	$547,186	$703,524

Other information relating to the operating lease is as follows:

Weighted average remaining lease term in years	3.5	2.4
Weighted average discount rate	6.9%	6.9%

Future minimum lease payments as of December 31, 2025 are as follows:

Year	Amount
2026	$222,275
2027	226,705
2028	231,216
Thereafter	117,709
Total future minimum lease payments	797,905
Less: imputed interest	87,390
Operating lease liabilities	710,515
Less: current portion	181,963
Non-current portion of lease liabilities	$528,552

Note 14 - Earnings Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Net loss attributable to common stockholders represents net loss adjusted for deemed dividends on preferred stock. When the Company redeems shares of Series B Convertible Preferred Stock, the excess of the cash redemption price paid over the carrying value of the shares redeemed is treated as a deemed dividend to the preferred stockholders. This deemed dividend is not recognized in the consolidated statements of operations but is deducted from net loss in computing net loss attributable to common stockholders for purposes of the basic and diluted loss per share calculation.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted loss per share calculation, the Company uses the “if-converted method” for the Series B Convertible Preferred Stock and the “treasury stock method” for warrants and stock options. The Company applies the more dilutive of the two-class method or the if-converted / treasury stock method for each class of potentially dilutive instruments. Because the Company incurred a net loss in both periods presented, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. Accordingly, basic and diluted weighted-average shares outstanding are identical for both periods presented.

During the year ended December 31, 2025, the Company redeemed 244 shares of its Series B Convertible Preferred Stock for total cash consideration of $0.5 million, pursuant to the mandatory use-of-proceeds provision of its ELOC agreement. The Series B Convertible Preferred Stock was originally issued at a fair value of $589 per share, reflecting the relative fair value allocation of the $800 per unit transaction price between the Series B preferred shares and the accompanying Series B Warrants, based on standalone fair values determined using a Monte Carlo simulation model. The redemption price of $0.5 million exceeded the aggregate carrying value of the redeemed shares of $0.3 million by $0.2 million. This excess represents a deemed dividend to the preferred stockholders and has been deducted from net loss in computing net loss attributable to common stockholders for purposes of loss per share. The deemed dividend is a non-cash item and does not affect the Company’s net loss, stockholders’ equity (deficit), or cash flows from operations.

The schedule of loss per shares, basic and diluted is as follows:

For The Year Ended December 31,	2025	2024
Net loss	$(2,160,998)	$(48,319,475)
Deemed dividend on Series B Preferred Stock redemption	(241,435)	-
Net loss attributable to common stockholders	(2,402,433)	(48,319,475)
Weighted average shares outstanding – basic and diluted	2,921,648	2,772,867
Basic and diluted net loss per share	$(0.82)	$(17.43)

The following is a schedule of the weighted average shares outstanding - basic and diluted, for the year ended December 31, 2025 and December 31, 2024.

Weighted Average Shares Calculation – Basic and Diluted	Year Ended December 31,
	2025	2024
Weighted average shares	2,921,648	2,772,867

Certain share-based equity awards and warrants were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards that were excluded from diluted net loss per share:

	Year Ended December 31,
	2025	2024
Shares to be issued to Abaca shareholders	-	37,500
Stock options	538,618	113,673
Conversion of Series B Convertible Preferred Stock	3,999,291	-
Conversion of preferred stock	4,440	4,440
Warrants	2,601,374	601,829
Total	7,112,296	757,442

Note 15 - Forward Purchase Agreement

On June 16, 2022, the Company entered into a Forward Purchase Agreement (“FPA”) with Midtown East Management NL, LLC (“Midtown East”), which subsequently assigned obligations to purchase Common Stock each to Verdun Investments LLC (“Verdun”) and Vellar Opportunity Fund SPV LLC – Series 1 (“Vellar”) through assignment and novation agreements (collectively the “FPA Holders”). Under the FPA, the FPA Holders agreed not to exercise their stock redemption rights in exchange for $7.3 million payable in stock or cash at the option of the Company on or before September 28, 2025 (the “FPA Liability”).

Forward Purchase Receivable

The FPA provided the Company with the right to receive the Reset Price, which is $25.00 per share as of June 30, 2025, if the FPA Holders elect to sell their shares prior to the agreement’s maturity on September 28, 2025. Upon sale, the FPA Holders are required to remit the Reset Price per share sold to the Company, and they retain any proceeds in excess of the Reset Price. If the shares are not sold before maturity, the Company will receive the shares back. The Company does not have control over the timing of any share sales and does not share in any price appreciation.

The Reset Price was subject to monthly downward adjustment to the lowest of (a) the prior Reset Price, (b) $200.00, and (c) the volume-weighted average price (“VWAP”) of the Company’s shares over the ten most recent trading days of the prior month, but not below $100.00. Additionally, if the Company issues shares or convertible securities at a price lower than the then-current Reset Price, the Reset Price was adjusted to match that lower offering price.

If the FPA Holders sell shares prior to maturity, the Company was entitled to receive $25.00 per share sold. As of March 31, 2025, the Company’s stock closed at $4.2945 per share, and management considered that it was highly improbable that the FPA Holders will sell any shares before the September 28, 2025 settlement date, as doing so would not be economically beneficial. During the first quarter of 2025, the Company reclassified the forward purchase receivable to additional paid-in capital, as the arrangement met the criteria for equity classification under ASC 815-40 and ASC 480.

The reconciliation statement of the Common Stock held by the FPA holders is as follows:

	Vellar		Midtown East		Verdun		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2023 and December 31, 2024	48,560	$1,214,005	75,896	$1,897,405	58,912	$1,472,811	183,368	$4,584,221
Less: reclassification to additional paid-in capital	-	(1,214,005)	-	(1,897,405)	-	(1,472,811)	-	(4,584,221)
Less: issuance of Series B Convertible Preferred Stock and Series B Warrants as per the Exchange and Cancellation Agreements	(48,560)	-	(75,896)	-	(58,912)	-	(183,368)	-
Balance, December 31, 2025	-	$-	-	$-	-	$-	-	$-

Forward Purchase Derivative Liability

On September 28, 2025, the Company was required to either (a) make a cash payment or (b) issue Common Stock sufficient to satisfy the FPA derivative liability of $7.3 million. However, in September 2025, each of the FPA holders agreed to Exchange and Cancellation Agreements under which they irrevocably cancelled and terminated all of their rights under the FPA, extinguishing the Company’s FPA derivative liability. In return, the holders received Series B Convertible Preferred Stock and Series B Warrants to purchase Common Stock. On September 30, 2025, the Company issued the following securities in full satisfaction of its FPA derivative liability:

Seller	Series B Convertible Preferred Stock (shares)	Series B Warrants
Verdun	1,607	103,485
Midtown	2,070	133,301
Vellar	1,325	85,325
Total	5,002	322,111

At December 31, 2025, the Series B Warrants to purchase Common Stock had an exercise price of $7.7644 per share and include customary anti-dilution and adjustment provisions. The Company accounted for the issuance of the Series B Convertible Preferred Stock and Series B Warrants as equity instruments under U.S. GAAP.

The exchange of the FPA obligation for Series B Convertible Preferred Stock and Series B Warrants was accounted for as an extinguishment of a liability. The equity instruments issued were measured at their fair value of $800 per unit, consistent with the cash price paid by unaffiliated third-party investors for identical securities on the same date.

The FPA Liability had been carried on the Company’s balance sheet at $7.3 million since December 31, 2022 and, if settled in the ordinary course, would have required the Company to satisfy the amount due either in cash or through the issuance of Class A Common Stock. On September 30, 2025, all three FPA holders agreed to cancel and terminate all of their rights under the FPA in exchange for 5,002 shares of Series B Convertible Preferred Stock and warrants to purchase 322,111 shares of Common Stock, valued at $800 per unit, consistent with the price paid by unaffiliated third-party investors for identical instruments on the same date. The aggregate fair value of the equity instruments issued was $4.0 million, which was less than the $7.3 million carrying amount of the FPA derivative liability. Accordingly, the Company recognized a gain on extinguishment of $3.3 million, which is included in Other Income (Expense) in the consolidated statements of operations for the year ended December 31, 2025. This transaction simultaneously preserved the Company’s cash and protected existing stockholders from dilution.

Under the terms of the Series B Convertible Preferred Stock Purchase Agreement, each holder’s conversion rights are subject to a 4.99% beneficial ownership limitation, such that no holder may convert its Series B shares or exercise related warrants to the extent that doing so would cause its ownership of the Company’s Common Stock to exceed 4.99%. This limitation may be increased to 9.99% upon 61 days’ written notice but may not be waived entirely. As a result, the conversion and exercise rights of each of Verdun, Midtown, and Vellar are limited at any given time to the extent that doing so would exceed the 4.99% beneficial ownership threshold.

Note 16 -Warrants

Public and Private Placement Warrants

As of December 31, 2025, and December 31, 2024, the Company had 287,500 public warrants and 13,205 private placement warrants to purchase Common Stock are outstanding, respectively, each with an adjusted exercise price of $230 per share.

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

Redemption of warrants will become effective when the price per share of the Common Stock equals or exceeds $360.00 per share. Once the warrants become redeemable, the Company may redeem the warrants:

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

PIPE Warrants

As of December 31, 2025 and December 31, 2024, there were 51,125 outstanding PIPE warrants to purchase Common Stock.

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

Abaca Warrants

As of December 31, 2025, and December 31, 2024, the Company had 250,000 Abaca warrants outstanding, each exercisable to purchase one share of the Company’s Common Stock at an exercise price of $40.00 per share, payable in cash. The Abaca Warrants become exercisable one year after the effective date of the registration statement covering the underlying shares and expire five (5) years after that date.

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

Series B Warrants

On September 30, 2025, in connection with the issuance of the Company’s Series B Convertible Preferred Stock, the Company also issued Series B Warrants to purchase an aggregate of 1,999,544 shares of Common Stock at an initial exercise price of $7.7644 per share, subject to adjustment.

The Series B Warrants become exercisable on the date that is six months and one day after the effective date of the Company’s Form S-1 registration statement filed on October 21, 2025 (the “Initial Exercisability Date”), and expire on the third anniversary of the Initial Exercisability Date. Each holder is subject to a 4.99% beneficial-ownership limitation, which may be increased to up to 9.99% upon 61 days’ prior written notice to the Company. If a registration statement covering the resale of the underlying shares is not effective at the time of exercise, the holder may elect to exercise the warrants on a cashless basis.

The Series B Warrants include down-round and anti-dilution provisions under which the exercise price is subject to reduction if the Company issues shares of Common Stock, or common stock equivalents, at a price below the then-current exercise price. The exercise price and/or number of warrant shares are also subject to automatic resets on the 60th, 90th, and 180th calendar days following the issuance date, and upon standard corporate events such as stock splits, combinations, and stock dividends. All automatic resets occur prior to the Initial Exercisability Date; accordingly, the exercise price and warrant share count in effect on that date will already reflect any adjustments triggered during the pre-exercisability period.

The Company evaluated the Series B Warrants under ASC 815-40 and ASC 480. Management concluded that the warrants are indexed to the Company’s own stock and satisfy all conditions for equity classification in stockholders’ equity. In reaching this conclusion, management noted that: (i) the beneficial-ownership limitation is a timing deferral and does not introduce a non-equity observable index; (ii) the down-round feature is disregarded in the indexation analysis under ASC 815-10-15-75A; and (iii) the automatic reset provisions are fully operative before the warrants become exercisable, such that the settlement amount upon exercise is determined solely by reference to a fixed number of shares and a fixed exercise price, subject only to standard anti-dilution adjustments. Because the Series B Warrants are classified in equity, they will not be subsequently remeasured at fair value. This treatment differs from the Company’s other outstanding warrants which are classified as derivative liabilities and remeasured each reporting period (see Note 19).

The aggregate fair value of each unit of Series B Convertible Preferred Stock and accompanying Series B Warrant was established at $800, representing the price paid by unaffiliated third-party investors in an arm’s-length transaction on September 30, 2025. Because both instruments are recorded separately on the balance sheet, the Company allocated the $800 unit price between them on a fair value basis in accordance with ASC 470-20-30-5. The fair value of each Series B Warrant was estimated using a Monte Carlo simulation model provided by a third-party. The model produced an estimated fair value of $211 per Series B Warrant and $589 per share of Series B Convertible Preferred Stock. Both instruments are classified in permanent equity and will not be subsequently remeasured.

Note 17 - Financial Instruments

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

Third anniversary payment consideration:

The third anniversary payment consideration was classified as a derivative liability under ASC 815, Derivatives and Hedging, and was recorded at fair value on a recurring basis using Level 3 inputs. On October 3, 2025, the third anniversary payment of $1.5 million, which was due in October 2025, was settled in full through the issuance of 37,517 shares of Common Stock at a floor value of $40.00 per share at the Company’s election. As a result of this settlement, the liability was fully extinguished during the year ended December 31, 2025.

Forward purchase option derivatives:

Forward purchase option derivatives are recorded at fair value on a recurring basis. On September 30, 2025, all three FPA holders entered into Exchange and Cancellation Agreements with the Company, pursuant to which they irrevocably cancelled, waived, and terminated all of their rights under the FPA in exchange for shares of Series B Convertible Preferred Stock and Series B Warrants to purchase Class A Common Stock. This transaction extinguished the FPA derivative liability in its entirety and was accounted for as a debt extinguishment under ASC 405-20, resulting in a gain on extinguishment of $3.3 million recognized in Other Income (Expense) for the year ended December 31, 2025.

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy on December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
PIPE warrants	$280	$-	$280	$79,512	$-	$79,512
Public warrants	10,896	10,896	-	246,445	246,445	-
Private placement warrants	14	-	14	9,632	-	9,632
Abaca warrant	28,430	-	28,430	1,024,900	-	1,024,900
Forward purchase derivative liability	-	-	-	7,309,580	-	7,309,580
Third anniversary payment consideration	-	-	-	322,000	-	322,000

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

As of December 31, 2024, the Company had no assets or liabilities measured at fair value on a non-recurring basis. During the year ended December 31, 2025, the Company recognized the ASC 460 stand-ready guarantee liability under the Second Amended CAA at fair value on a non-recurring basis upon initial recognition on October 1, 2025. This liability was measured at inception only and is not remeasured at fair value in subsequent reporting periods. The carrying amount as of December 31, 2025 was $2.1 million, reflecting the systematic release of the liability as the Company is progressively released from risk on the underlying loan portfolio. The fair value measurement for stand-ready guarantee liability was prepared internally by management using an insurance-pricing methodology, reflecting the premium that a knowledgeable, willing third-party surety or specialty insurer would charge to assume the indemnification obligation in an arm’s-length transaction, consistent with the market participant framework of ASC 820-10-35-9.

The following table summarizes this non-recurring fair value measurement as of the initial recognition date:

	December 31, 2025
	Carrying amount $	Fair value $	Fair value measurement using
			Level 1 $	Level 2 $	Level 3 $
Liabilities
Stand-ready guarantee liability	$2,135,000	$2,135,000	$-	$-	$2,135,000

Level 3 Measurement - Significant Unobservable Inputs

The ASC 460 Guarantee liability was classified as Level 3 because its fair value was determined using significant unobservable inputs for which there is no active market. The following table summarizes the valuation methodology and significant unobservable inputs used in the Level 3 measurement:

Input	Value Used	Sensitivity
Probability of Default -Tranches A & B (Ratings 2–5, pooled)	7.25%, derived from loan level analysis of the portfolio.	An increase raises fair value
Probability of Default - Tranche C (Rating 9, individually evaluated)	35%, based on Rating 9 definition, past-maturity status, and personal guarantees	An increase raises fair value
Loss Given Default - Tranches A & B	25.00% for Tranche A and 35% for Tranche B, inclusive of 13% cannabis-specific qualitative premium reflecting court access limitations, collateral possession restrictions, and refinancing risk	An increase raises fair value
Loss Given Default - Tranche C (uncollateralized gap)	50%, representing the midpoint of the Rating 9 anticipated loss range applied to the uncollateralized exposure	An increase raises fair value
Stand-Ready Risk Premium	120% loading applied to total expected loss, reflecting compensation for uncapped exposure, cannabis concentration risk, portfolio illiquidity, and six-year guarantee term commitment	An increase raises fair value
Discount Rate	4.0% risk-free rate (6-year Treasury)	An increase reduces fair value
Weighted Average Payout Timing	Tranche A: 4 years; Tranche B: 3 years; Tranche C: 2 years; Stand-ready premium: 3 years — based on the portfolio’s contractual maturity profile	A longer weighted average payout timing reduces fair value

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments on a non-recurring basis, by the level of valuation inputs in the fair value hierarchy, as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Carrying amount $	Fair value $	Fair value measurement using
			Level 1 $	Level 2 $	Level 3 $
Assets
Cash and cash equivalents	$6,779,040	$6,779,040	$6,779,040	$-	$-
Investment in preferred securities	1,450,000	1,450,000	-	-	1,450,000
Liabilities
Deferred consideration	3,000,000	3,000,000	3,000,000	-	-
Public warrants	10,896	10,896	10,896	-	-
Private placement warrants	14	14	-	-	14
PIPE warrants	280	280	-	-	280
Abaca warrants	28,430	28,430	-	-	28,430

	December 31, 2024
	Carrying amount $	Fair value $	Fair value measurement using
			Level 1 $	Level 2 $	Level 3 $
Assets
Cash and cash equivalents	$2,324,647	$2,324,647	$2,324,647	$-	$-
Forward purchase agreement	4,584,221	4,584,221	4,584,221	-	-
Loans	360,552	359,505	-	-	359,505
Liabilities
Deferred consideration	3,016,343	3,016,343	3,016,343	-	-
Senior secured promissory note	11,004,173	10,221,652	-	-	10,221,652
Public warrants	246,445	246,445	246,445	-	-
Private placement warrants	9,632	9,632	-	-	9,632
PIPE warrants	79,512	79,512	-	-	79,512
Abaca warrants	1,024,900	1,024,900	-	-	1,024,900
Third anniversary payment consideration	322,000	322,000	-	-	322,000
Forward purchase derivative	7,309,580	7,309,580	-	-	7,309,580

The change in the liability measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value are presented in the following table:

	For the Year Ended December 31, 2025
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance, January 1, 2025	$79,512	$1,024,900	$9,632	$322,000	$7,309,580
Fair value adjustment	(79,232)	(996,470)	(9,618)	(63,133)	-
Exchanged for Common Stock	-	-	-	258,867	-
Exchanged for Series B Convertible Preferred Stock and Series B Warrants	-	-	-	-	(7,309,580)
Balance, December 31, 2025	$280	$28,430	$14	$-	$-

	For the Year ended December 31, 2024
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance, January 1, 2024	$273,124	$3,384,085	$25,070	$810,000	$7,309,580
Fair value adjustment	(193,612)	(2,359,185)	(15,438)	(488,000)	-
Balance, December 31, 2024	$79,512	1,024,900	$9,632	$322,000	$7,309,580

As of December 31, 2025 and on December 31, 2024, the fair market of the private placement warrants, Abaca warrants and PIPE warrants, were based on Black-Scholes Merton option pricing model. The valuation was performed by the Company as of December 31, 2025, and by a third-party prior for prior periods.

During the year ended December 31, 2025 and December 31, 2024, there were no changes in the classification of financial instruments within Level 2 and Level 3 of the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants, public warrants, third anniversary payment consideration and Abaca warrants as of their measurement dates:

	As on December 31, 2025				As on December 31, 2024
	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants	PIPE Warrants	Private Warrants	Third Anniversary Payment Consideration	Abaca Warrants
Exercise price	$100	$230.00	$-	$40.00	$100.00	$230.00	$-	$40.00
Share price	$1.06	$1.06	$-	$1.06	$9.00	$9.00	$9.00	$9.00
Expected term (years)	1.7	1.7	-	2.8	2.7	2.7	0.8	3.87
Volatility	115%	115%	-	115%	103%	103%	103%	103%
Risk-free rate	3.5%	3.5%	-	3.5%	4.3%	4.3%	4.3%	4.3%

On October 3, 2025, the Company issued 37,517 shares of Common Stock to the Abaca shareholders as part of the third anniversary consideration payment under the acquisition agreement (see Note 3), valued at $0.3 million.

Note 18 - Income Taxes

The major components of income tax expense (benefit) for the year ended December 31, 2025 and December 31, 2024 as follows:

For The Year Ended December 31,	2025	2024
Current income tax:
Current (benefit) tax on profits	$(58,470)	$30,665
Deferred tax:	-
Deferred taxation - current year	-	43,829,019
Income tax (benefit) expense	$(58,470)	$43,859,686

The tables below reconcile the United States effective tax rate of 21% to the Company’s income tax (benefit) for the years ended December 31, 2025 (pursuant to ASU 203-09) and December 31, 2024.

	December 31, 2025

Net loss before income taxes	$(2,219,468)
United States federal statutory tax rate	(466,088)	21.0%
Arkansas tax benefit, net of federal tax benefit	(58,470)	2.6%
Deferred state income taxes, no federal benefit	(172,158)	7.8%
Changes in valuation allowance	1,476,893	(66.5)%
Non-taxable or non-deductible items
Change in fair market value of warrant liability	(277,383)	12.5%
Gain on extinguishment of forward purchase derivative and exchange of debt	(700,605)	31.6%
Costs incurred to secure financing	168,000	(7.6)%
Other	(52,114)	2.4%
Prior year true up of deferred taxes	23,455	(1.0)%
Income tax benefit	$(58,470)	2.6%

December 31, 2024

Net loss before income taxes	$(4,459,789)
United States federal statutory income tax rate of 21%	(936,555)
State income tax benefit, net of federal benefit	(8,418)
Permanent differences, net	583,678
Valuation allowance charges affecting the provision for income taxes	44,277,923
Other	(56,942)
Total	$43,859,686

As of December 31, 2025 and December 31, 2024, the significant component of the Company’s deferred tax assets and liabilities as follows:

	December 31, 2025	December 31, 2024	Change
Deferred tax assets:
Capital loss carryover	$70,627	$70,627	$-
Stock option expense	2,043,599	1,674,554	369,045
Deferred revenue	3,774	6,935	(3,161)
Fixed assets	8,794	23,992	(15,198)
Transaction costs	924,764	942,062	(17,298)
Forward purchase contract	-	8,155,953	(8,155,953)
Goodwill	26,180,613	28,404,108	(2,223,495)
NOL carry forward	16,551,647	5,030,672	11,520,975
Accrued expenses	3,917	-	3,917
Contract assets	789,914	-	789,914
Right of use assets	173,934	214,124	(40,190)
Total deferred tax assets	46,751,583	44,523,027	2,228,556
Deferred tax liabilities:
Lease liabilities	(133,944)	(172,195)	38,251
Financial indemnification liability	(267,266)	-	(267,266)
Stand ready liability	(522,648)	-	(522,648)
Total deferred tax liabilities	(923,858)	(172,195)	(751,663)
Net deferred tax assets	45,827,725	44,350,832	1,476,893
Valuation allowance	(45,827,725)	(44,350,832)	(1,476,893)
Deferred tax asset	$-	$-	$-

The Company offsets tax assets and liabilities only if it has a legally enforceable right to set off current tax assets and current tax liabilities and the deferred tax assets and deferred tax liabilities relate to income taxes levied by the same tax authority. The Company does not consider their deferred tax assets to be realizable and has established full valuation allowance during the year ended December 31, 2025 and December 31, 2024. As of December 31, 2025, the Company has US federal tax loss carryovers $67.7 million. The Company has US federal tax loss carryovers $20.4 million arising from 2020 through 2022 which have an unlimited carryover period. The Company has State of Colorado loss carryovers arising in 2022 of $21.4 million which begin to expire in 2042. The Company currently has no tax examinations in progress. The Company has open years for examination from Federal, State of Arkansas and Colorado for the years ending December 31, 2020 and forward and from State of Colorado from December 31, 2021 and forward. The Company does not have any uncertain tax positions as of December 31, 2025. The Company has open years for examination from Federal and State of Arkansas for the years ended December 31, 2020 and forward and from State of Colorado from December 31, 2021 and forward.

Section 382 Limitations on Net Operating Loss Carryforwards

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” generally defined as a cumulative increase of more than 50 percentage points in the stock ownership of 5% shareholders within a rolling three-year period may have its ability to utilize pre-change net operating loss (“NOL”) carryforwards and certain other tax attributes significantly limited on an annual basis.

Since inception, the Company has undergone a number of significant equity transactions, including its initial public offering, the reverse acquisition of Northern Lights Acquisition Corp., the acquisition of Abaca, various share issuances to settle obligations, and its September 2025 recapitalization. The Company has not completed a Section 382 analysis to determine whether one or more ownership changes have occurred or to quantify any resulting annual limitation. If it is determined that an ownership change has occurred, the annual limitation could materially reduce the Company’s ability to utilize its existing NOL carryforwards and other deferred tax assets to offset future taxable income.

Note 19 - Stockholders’ Equity (Deficit)

Preferred Stock

The Company is authorized to issue up to 1,250,000 shares of preferred stock, par value $0.0001 per share. The Board of Directors has the authority to establish the specific rights, preferences, and designations of any series of preferred stock.

As of December 31, 2025 and December 31, 2024, there were 111 shares of convertible preferred stock issued and outstanding. Holders of preferred stock are entitled to receive dividends only if and when dividends are paid on the Company’s Common Stock. In that event, preferred stockholders receive dividends on an as-converted-to-Common-Stock basis, in the same form as dividends paid to the Common Stockholders. No additional or separate dividends are payable on the preferred stock.

The preferred stock is convertible into shares of Common Stock. The initial conversion price was $200 per share. The conversion price is subject to downward adjustment at five specified intervals 10, 55, 100, 145, and 190 days after the effectiveness of a registration statement covering the shares issuable upon conversion. At each adjustment date, the conversion price resets to the lower of (i) the then-current conversion price and (ii) the greater of 80% of the five-day volume weighted average price of the Common Stock and $50 (the “Floor Price”). Regardless of any price resets, each preferred stockholder retains the right to receive the total number of shares of Common Stock that would have been issuable at the adjusted conversion price based on their original investment amount.

On January 25, 2023, stockholders approved a further reduction in the Floor Price from $40.00 per share to $25.00 per share at a special meeting.

Series B Convertible Preferred Stock

On September 30, 2025, the Company entered into a Series B SPA with certain institutional and accredited investors (the “Buyers”). Under the Series B SPA, the Company issued 31,052 shares of Series B Convertible Preferred Stock (out of 35,000 authorized shares) and accompanying Series B Warrants to purchase 1,999,544 shares of Common Stock. The purchase price was $800 per $1,000 stated value per unit, representing the arm’s-length transaction price established by independent ELOC investors. The aggregate consideration received was $24.3 million, consisting of $6.1 million from the Company’s Series B Convertible Preferred Stock and warrant financing (approximately $5.9 million from third-party accredited investors and $0.2 million from management and board participation, with stockholder approval obtained on November 6, 2025), approximately $0.6 million in cash proceeds from unsecured Notes issued in August and September 2025 that were subsequently exchanged for Series B Convertible Preferred Stock and warrants at closing, along with $10.7 million from the cancellation of debt and $7.3 million from the termination of the FPA. Offering costs of $0.4 million were charged to additional paid-in capital. The Series B Convertible Preferred Stock, including its reset and anti-dilution provisions, was evaluated and determined to meet the criteria for classification within permanent stockholders’ equity, as the reset features are indexed to the Company’s own stock and the instrument does not embody an unconditional obligation to transfer assets. Both the Series B Convertible Preferred Stock and the accompanying Series B Warrants were measured at fair value at issuance at $800 per unit, consistent with the price paid by unaffiliated third-party investors for identical instruments on the same date in accordance with ASC 820. No subsequent remeasurement is performed.

The Series B Convertible Preferred Stock has a stated value of $1,000 per share and ranks senior to all classes of Common Stock with respect to dividends and distributions upon liquidation. Dividends accrue only when declared by the Board of Directors, calculated on an as-converted basis. Each share is convertible at the holder’s option into Common Stock at an initial conversion price of $7.7644 per share, subject to proportional adjustment for stock splits, stock dividends, combinations, and similar events.

The Series B Convertible Preferred Stock includes automatic price reset and anti-dilution provisions that are substantially similar to those in the Series B Warrants. The conversion price resets automatically at 60, 90, and 180 days after the applicable date to the lower of the then-current market price or the prior conversion price, subject to a floor of $1.5528 per share as defined in the Certificate of Designation. Additional downward adjustments apply if the Company subsequently issues equity at a price below the then-current conversion price. Holders are subject to a 4.99% beneficial ownership cap, which may be increased to 9.99% upon 61 days’ written notice. With the consent of the Required Holders (as defined in the Series B instruments), the Board may also voluntarily reduce the conversion price for any period permitted under Nasdaq rules.

Because the Series B Convertible Preferred Stock and Series B Warrants were issued together as a unit, the $800 per unit of proceeds was allocated between the two instruments on a relative fair value basis in accordance with ASC 470-20-30-5. To perform this allocation, the Company used a Monte Carlo simulation model to estimate the standalone fair value of each instrument, arriving at approximately $589 per share of Series B Convertible Preferred Stock and $211 per Series B Warrant. These standalone fair values were used solely to calculate each instrument’s proportionate share of the $800 unit proceeds; they do not represent the transaction price of either instrument individually. Both instruments were determined to qualify for equity classification under ASC 815-40 and ASC 480 and will not be remeasured in subsequent periods.

At a special meeting of stockholders held on November 6, 2025, the Company’s stockholders approved four actions relevant to the Company’s capital structure. First, stockholders approved the issuance of Common Stock upon conversion of the Series B Convertible Preferred Stock and exercise of the Series B Warrants, including participation by members of management and the Board of Directors. Because those issuances constituted compensation under Nasdaq Listing Rule 5635(c), they were conditioned upon and subject to this stockholder approval. No preferential pricing or special terms were extended to management or director participants beyond those available to all other Buyers. Second, stockholders approved the issuance of shares of Common Stock to the counterparty under the Company’s ELOC agreement (see Common Stock section below). Third, stockholders approved an increase in the number of authorized shares of Common Stock from 130,000,000 to 1,000,000,000 shares. This increase was necessary to ensure the Company maintains a sufficient reserve of authorized but unissued shares to satisfy its obligations upon conversion of the Series B Convertible Preferred Stock, exercise of the Series B Warrants, and future draws under the ELOC, and to maintain the flexibility to issue Common Stock or securities convertible into common stock for general corporate purposes if an attractive opportunity to do so arises. Fourth, stockholders authorized the Board of Directors, in its sole discretion, to affect a reverse stock split of the Company’s outstanding Common Stock at any ratio between 2-for-1 and 12-for-1, if and when the Board determines such action to be in the best interests of the Company and its stockholders. As of December 31, 2025, no reverse stock split had been effected pursuant to this authorization.

The Company filed registration statements on Form S-1 on October 17 and October 21, 2025 to register the resale of shares issuable upon conversion of the Series B Convertible Preferred Stock and exercise of the Series B Warrants, as well as shares issuable under its ELOC. The registration statement covering the ELOC became effective on November 7, 2025, and the registration statement covering the Series B Convertible Preferred Stock and Series B Warrants became effective on November 12, 2025.

In January 2026, the first automatic price reset under the Series B Convertible Preferred Stock and Series B Warrants occurred, 60 days after the applicable date as provided in the Certificate of Designation and warrant agreements. Because the Company’s Common Stock was trading below the floor price at the time of the reset, the conversion price of the Series B Convertible Preferred Stock and the exercise price of the Series B Warrants each reset to the floor price of $1.5528 per share. No further automatic resets remain under the 60, 90, and 180-day reset schedule. The reset to the floor price significantly increases the number of shares of Common Stock potentially issuable upon conversion and exercise of these instruments. The Company is required to register the additional shares resulting from the reset and has initiated the necessary steps to do so. Failure to timely complete that registration would constitute a breach of the Company’s obligations to the Series B holders.

Common Stock

As of December 31, 2025, the Company is authorized to issue up to 1,000,000,000 shares of Common Stock, par value $0.0001 per share. Holders of Common Stock are entitled to one vote for each share held. As of December 31, 2025 and December 31, 2024, there were 4,281,523 and 2,783,666 shares of Common Stock issued and outstanding, respectively.

Equity Line of Credit and Related Series B Redemption Obligation

On September 17, 2025, the Company entered into the ELOC with an institutional investor (the “ELOC Investor”), pursuant to which the Company, at its sole discretion, may issue and sell up to $150.0 million of newly issued shares of Common Stock from time to time. The facility is subject to customary conditions and limitations, including a 4.99% beneficial ownership cap and a 19.99% exchange cap applicable to the ELOC Investor. The facility expires on September 17, 2028. The Company filed a registration statement on Form S-1 to register the resale of shares issuable under the facility. That registration statement became effective on November 7, 2025, at which point the Company became eligible to draw on the facility. On November 6, 2025, stockholders approved the issuance of shares of Common Stock under the ELOC in excess of 19.99% of the Company’s shares outstanding as of the date of the agreement, as required under Nasdaq Listing Rule 5635.

Each sale of Common Stock under the ELOC will be priced at a 10% discount to the lowest intraday stock price on the draw date. This discount represents a cost to the Company and will be recognized as an expense in the period in which the shares are sold.

The ELOC provides that, with the mutual consent of the Company and the ELOC Investor, the total facility commitment may be expanded up to $500.0 million. Any such increase would require the Company to issue additional commitment shares equal to 0.75% (75 basis points) per $100 million of incremental commitment, payable in shares of Common Stock valued at the average closing price for the five trading days preceding the date of issuance.

As consideration for the ELOC Investor’s purchase commitment, the Company issued to the ELOC Investor 1,000 shares of Series B Convertible Preferred Stock and a Series B Warrant to purchase 64,369 shares of Common Stock on September 30, 2025, valued at $800 per unit, or $0.8 million in aggregate. This commitment fee was recorded within Other Expense and expensed in full upon issuance. In addition, the Company incurred $0.2 million in other ELOC-related issuance costs, which were also expensed as incurred. Accordingly, the Company’s initial commitment-fee obligation under the ELOC has been satisfied in full.

On September 30, 2025, the Company and the ELOC Investor executed Amendment No. 1 to the ELOC Agreement, which requires the Company to apply 25% of the net cash proceeds received from each draw under the facility toward the redemption of outstanding shares of Series B Convertible Preferred Stock. Pursuant to the Certificate of Designation governing the Series B Convertible Preferred Stock, such redemptions are permitted only at 120% of the $1,000 stated value per share, plus any accrued but unpaid dividends, resulting in a cash redemption price of $1,200 per share. As a result, for each dollar of shares sold under the ELOC at market, the Company retains approximately $0.675 in net cash after the 10% pricing discount and the 25% Series B redemption obligation. Redemptions of Series B Convertible Preferred Stock does not create treasury stock, rather these redeemed shares are considered retired and cancelled per our Certificate of Designation.

This mandatory use-of-proceeds provision represents a contractual earmark of future equity proceeds but does not create a separate liability at issuance, because no redemption obligation arises until the Company actually receives proceeds by electing to draw under the facility. Consistent with ASC 480-10-25-4 through 25-14, the Series B Convertible Preferred Stock continues to be classified in permanent equity, as any redemption remains conditional on the Company’s discretionary decision to utilize the ELOC and does not constitute an unconditional obligation to transfer assets.

Under the ELOC, Material Adverse Effect includes any material adverse change in the enforceability of the agreement, our results of operations, assets, business, or financial condition taken as a whole, or our ability to perform our material obligations in a timely manner. Company specific deterioration including a significant decline in revenues or cash flows, loss of key customers or contracts, material litigation or regulatory action, failure to maintain required licenses or permits, a material weakness in internal controls, or loss of key management personnel is not excluded from this definition and could independently trigger the Investor’s termination rights.

The Company’s representations and warranties regarding the absence of a Material Adverse Effect must remain true and correct not only at the initial closing of the facility, but also at the time of each subsequent VWAP Purchase Notice throughout the term of the agreement. As a result, even after the facility has commenced and initial drawings have been made, any supervening adverse development could prevent us from accessing the remaining unfunded commitment.

If a Material Adverse Effect occurs and is continuing, the Investor has the right to terminate the Purchase Agreement upon ten (10) Trading Days’ written notice. In that event, we would lose access to any remaining unfunded portion of the $150 million commitment. While the ELOC excludes certain broad macroeconomic, industry-wide, and geopolitical events from the definition of Material Adverse Effect, no such exclusion applies to adverse developments that are specific to our business or operations.

There can be no assurance that a Material Adverse Effect will not occur during the term of the Purchase Agreement. Should one occur, and should we be unable to secure alternative financing on acceptable terms, or at all, our liquidity position, business operations, financial condition, and results of operations could be materially and adversely affected.

During the year ended December 31, 2025, the Company issued 1,326,603 shares of Common Stock under the ELOC, generating net proceeds of $1.8 million, equivalent to an average price of $1.341 per share. In connection with these draws, the Company sold shares of Common Stock at a contractual 10% discount to the lowest intraday stock price on each draw date. This pricing discount represents a direct cost of accessing the ELOC facility and resulted in a non-cash charge of approximately $0.08 million, which was recognized in the statement of operations for the year ended December 31, 2025. The recorded expense reflects the difference between the fair market value of the shares issued on the settlement date and the proceeds received pursuant to the ELOC Agreement.

2022 Equity Incentive Plan

The Amended and Restated - 2022 Equity Incentive Plan (the “Plan”) was approved by the Company’s stockholders on June 28, 2022. On April 30, 2025, the Plan was amended to provide that the total number of shares of Common Stock that may be issued, under the Plan will automatically increase upon the occurrence of a Dilution Event (as defined in the Plan) and on the first trading day of each calendar year, beginning with calendar year 2026, by such number of shares of Common Stock necessary to make the total shares of Common Stock authorized under the Plan equal to fifteen percent (15%) of the total outstanding shares of Common Stock on the last day of the prior calendar year (subject to a maximum annual increase of 50,000 shares of Common Stock). The Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the year ended December 31, 2025 and December 31, 2024. As of December 31, 2025, a total of 626,749 shares of Common Stock were authorized for issuance under the Plan, of which 78,799 shares remained available for future issuances.

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

The assumptions used to determine the fair value of options granted in the year ended December 31, 2025 using the Black-Scholes-Merton option model are as follows:

Schedule of Fair Value of Options Granted Black-Scholes-Merton Model

Dividend yield	-
Risk-free interest rate	3.5% to 4.4%
Expected volatility	93.4% to 115.5%
Expected term in years	5 to 6.5

The assumptions used to determine the fair value of options granted in the year ended December 31, 2024 using the Black-Scholes-Merton model are as follows:

Dividend yield	0%
Risk-free interest rate	3.6% to 4.2%
Expected volatility	100%
Expected term in years	6 to 6.5

A summary of the Company’s stock option activities and related information for the year ended December 31, 2025 is as follows:

Stock Option	No. of Stock Option	Weighted-Average Grant Date Exercise Price	Weighted-Average Remaining Contractual Life (In Years)
Balance, January 1, 2025	105,090	$98.55	0.65
Granted	540,827	3.89	9.5
Forfeited	(107,299)	-	-
Balance, December 31, 2025	538,618	$11.25	9.3
Vested and expected to vest December 31, 2025	538,618	$11.25	9.3

Stock Option	No. of Stock Option	Weighted-Average Grant Date Exercise Price	Weighted- Average Remaining Contractual Life (In Years)
January 1, 2024	114,301	$108.62	1.65
Granted	-	-	-
Forfeited	-	-	-
Cancelled / Forfeited	(9,211)	(76.60)	-
December 31, 2024	105,090	$98.55	0.65

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

The performance condition was satisfied on September 30, 2025 upon the closing of the Company’s Series B Convertible Preferred Stock financing, gross cash proceeds of $6.7 million, exceeding the $4.0 million threshold required for vesting. Accordingly, the Company recognized $0.3 million of stock-based compensation expense during the year ended December 31, 2025 in connection with these awards.

The following options were outstanding as of December 31, 2025, at their respective exercise price:

Exercise Price Options Outstanding	December 31, 2025
$1.27	25,000
$2.22	23,781
$2.40	364,893
$6.40	7,326
$7.80	5,731
$8.00	32,700
$9.68	34,884
$31.20	9,978
$62.54	6,825
$133.40	27,500
Total	538,618

Stock compensation expense recognized for stock options for the year ended December 31, 2025 and December 31, 2024 was $1.5 million and $1.6 million.

Stock compensation expenses is comprised of the following:

	Year Ended December 31
	2025	2024
Compensation and employee benefits	$796,565	$1,575,952
Professional services	688,993	-
Total	$1,485,558	$1,575,952

As of December 31, 2025, there was $0.3 unrecognized stock compensation expense related to stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years based on vesting under the award service conditions. The weighted-average fair value of the stock options granted for the year ended December 31, 2025 was $3.00 per share. There were no stock options granted for the year ended December 31, 2024.

Restricted Stock Units (“RSUs”)

A summary of the Company’s RSU activities and related information for the year ended December 31, 2025 and December 31, 2024 is as follows:

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted- Average Remaining Contractual Life (in Years)
January 1, 2025	8,583	$26.20	1.00
Granted		-	-
Vested	(5,740)	-	-
Expired	-	-	-
Cancelled / Forfeited	(2,843)	-	-
December 31, 2025	-	-	-

Restricted Stock Units	No. of RSU	Weighted- Average Grant Date Fair Value Per RSU	Weighted- Average Remaining Contractual Life (in Years)
January 1, 2024	16,175	$26.20	2.00
Granted	-	-	-
Vested	(5,392)	26.20	-
Expired	-	-	-
Cancelled / Forfeited	(2,200)	26.20	-
December 31, 2024	8,583	26.20	1.00

Stock compensation expense for RSU for the year ended December 31, 2025 and December 31, 2024 $0.04 million and $0.06 million, respectively.

All RSU awards recognized during the year ended December 31, 2025, and 2024 relate to employee stock awards.

For the year ended December 31, 2025 and December 31, 2024, the Company completed a net share settlement for 4,292 and 5,392, restricted shares on behalf of certain employees that participate in the Plan upon the vesting of the restricted shares pursuant to the terms of the Plan, respectively. The net share settlement was in connection with payroll taxes incurred on restricted shares that vested and were transferred to the employees during the year ended December 31, 2025 and December 31, 2024 which created taxable income for the employees. At the employees’ request, the Company has paid these taxes on behalf of the employees in exchange for the employees returning an equivalent value of restricted shares to the Company. These transactions resulted in a decrease of $0.00 million and $0.1 million for the year ended December 31, 2025 and December 31, 2024, to stockholders’ deficit on the consolidated balance sheets as the cash payment of the taxes effectively were a repurchase of the restricted shares granted in previous years.

As of December 31, 2025, there was $0.0 million of unrecognized stock compensation expense related to RSU awards.

Note 20 - Commitments and Contingencies

Contractual Commitments

The Company has an employment agreement with its Chief Executive Officer. Under the terms of the agreement, if the contract is not renewed or is terminated without cause, the Company is obligated to pay severance equal to the CEO’s then-current annual base salary. The agreement also provides for an annual cash bonus opportunity of up to 100% of base salary, based on performance criteria established by the Board of Directors, and for long-term incentive compensation, the terms of which are to be determined by the Board of Directors.

The Company is party to contractual obligations, including lease liabilities related to operating leases, and stipulated cash bonus arrangements with employees. These obligations are time-based and are reflected in the accompanying consolidated financial statements. The Company expects to meet these commitments in the ordinary course of business.

In addition, the Company has entered into deferred bonus agreements with certain non-executive employees. These agreements provide for cash bonus payments upon the employee’s continued employment through specified payment dates as set forth in each individual arrangement. As of December 31, 2025, the aggregate amount of deferred bonuses outstanding under these agreements was approximately $0.1 million. The Company expects to fund these obligations from operating cash flows in the ordinary course of business.

Acquisition of 420 IT Solutions

On December 19, 2025, Safe Harbor Managed Services LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with 420 IT Solutions and its founders. The Company accounted for this transaction as an asset purchase pursuant to ASC 805, Business Combinations.

The aggregate purchase price consisted of 125,000 Earnout Shares, plus the assumption of certain identified liabilities under contracts assigned to the Company. The Earnout Shares are subject to performance-based vesting over a two-year earnout period ended December 31, 2027. Intangible assets and contingent consideration are recognized as the performance conditions become probable of achievement. The Company evaluated the achievement of the performance obligation and deemed this unlikely to be reached. Therefore, the intangible assets and contingent liability were not recorded as of December 31, 2025. If circumstances change when the revenue target is probable, then the intangible assets and a contingent liability will be recorded. The Company has one year to evaluate this transaction.

Legal and Related Matters

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either an unfavorable or favorable outcome could have a material impact on the Company’s results of operations, balance sheets, and cash flows due to defense costs, and could divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. With respect to the cases described below, the Company evaluates associated developments on a regular basis and accrues a liability when it believes a loss is probable and the amount can be reasonably estimated.

Abaca - Denver County District Court

On October 17, 2024, the Company filed a complaint in the District Court for the City and County of Denver, Colorado, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187. The lawsuit arises from a dispute over the terms of the Company’s October 2022 acquisition of Abaca, which was subsequently amended by a First Amendment in November 2022 and a Second Amendment in October 2023. The Second Amendment restructured certain merger consideration, including introducing warrants and modifying payment timing. The defendants contend the Second Amendment is invalid under Delaware law and seek to have it set aside, which would reinstate the original payment terms and potentially increase the Company’s obligations. The Company maintains that the Second Amendment was validly executed and is binding.

On November 21, 2024, at the Company’s request, the disputed merger payment of $3.0 million was deposited into the Denver County District Court’s registry pending resolution of the dispute. This amount is reflected in the Company’s financial statements.

On December 19, 2024, the defendants filed an answer and counterclaims against the Company alleging breach of contract and related causes of action, and a third-party claim was asserted against Fred Niehaus, the Company’s Chairman.

On January 16, 2025, the Company filed a motion to dismiss all counterclaims.

On April 18, 2025, the Court issued an order denying the Company’s motion to dismiss most counterclaims, while dismissing the claims against Mr. Niehaus with prejudice. The Court also dismissed Gregory W. Ellis as a counter-plaintiff and third-party plaintiff because Mr. Ellis lacked standing to bring any claim, and denied a third-party’s request to intervene in the litigation. The Court further clarified that the Delaware statutes cited by the defendants (DGCL §§ 251(d) and 264(b)) govern pre-closing amendments and do not authorize post-merger amendments altering consideration a finding consistent with the Company’s legal position.

The case is currently in active discovery. The Company filed a motion for summary judgment on December 16, 2025, covering Counterclaims I through IV. The defendants filed cross-motions for summary judgment on January 23, 2026, covering Counterclaims I through V and a declaratory judgment claim. All briefing on summary judgment is complete as of the date of this filing, and rulings are pending. A court date is scheduled for May 2026.

The Company is vigorously defending against the counterclaims and continues to monitor the proceedings and potential financial exposure. If the District Court upholds the Second Amendment, its cash obligation is limited to the $3.0 million already deposited in the District Court’s registry, with additional exposure limited primarily to legal fees. The Company currently considers an adverse outcome reasonably possible but not probable. The estimated range of loss is $0 to $7.8 million. Accordingly, no accrual has been recorded for this contingency beyond the $3.0 million already reflected in the financial statements.

Nasdaq Listing Compliance

As a condition of continued listing, the Company is required to maintain (i) a minimum of $2.5 million in stockholders’ equity under Nasdaq Listing Rule 5550(b)(1), and (ii) a minimum closing bid price of $1.00 per share for 30 consecutive business days under Nasdaq Listing Rule 5550(a)(2).

The Company continuously monitors its compliance with these requirements. As of December 31, 2025, the Company’s stockholders’ equity was approximately $8.2 million, which exceeds the $2.5 million minimum. However, the Company’s Class A common stock is currently trading below $1.00 per share. If the closing bid price remains below $1.00 for 30 consecutive business days, Nasdaq may issue a deficiency notice, and the Company would have 180 days to regain compliance.

In addition, the Company is aware of a proposed new Nasdaq rule filed with the SEC on January 13, 2026, that would require listed companies to maintain a minimum market value of listed securities of at least $5 million. Under the proposed rule, if a company’s market value of listed securities falls below $5 million for 30 consecutive business days, Nasdaq would immediately suspend trading and delist the company’s securities without a cure period and without a stay of suspension during any appeal. The SEC has extended its review period and is expected to make a decision on this proposed rule by April 29, 2026. If adopted, the rule would become effective 60 days after SEC approval. Based on the Company’s current stock price and number of shares outstanding as of the date of this filing, the Company may not be in compliance with this proposed requirement at the time of its adoption and could be subject to immediate delisting as soon as 30 business days after the rule takes effect.

There can be no assurance that the Company will maintain compliance with these or any other Nasdaq listing requirements in the future. Failure to do so could ultimately result in the delisting of the Company’s common stock, which would adversely affect stockholders’ ability to trade their shares and the Company’s ability to raise capital. Furthermore, as described elsewhere in this Annual Report, a delisting event or a compliance failure that triggers the Listing-Related Adjustment Clause in the Second Amended CAA would simultaneously reduce the Company’s loan program income share, compounding the adverse financial impact of any such event.

Note 21 - Subsequent Events

The Company has evaluated events and transactions occurring after December 31, 2025, through the date these financial statements were issued, and has identified the following matters requiring disclosure. Unless otherwise noted, these are non-recognized subsequent events under ASC 855-10 that do not adjust amounts in the December 31, 2025 financial statements but are material enough to warrant disclosure.

Second Amended and Restated Commercial Alliance Agreement

On February 4, 2026, SHF LLC, a wholly owned subsidiary of the Company, executed the Second Amended CAA with PCCU, a related party. The agreement carries a retroactive effective date of October 1, 2025. The Company had agreed to the terms for the Second Amended CAA in October 2025 and was executed on February 4, 2026, see Note 10 - Related Party Transactions.

Price Reset of Series B Convertible Preferred Stock and Warrants

Subsequent to December 31, 2025, the first and only automatic price reset under the Company’s Series B Convertible Preferred Stock and accompanying Series B Warrants occurred, see Note 19 Stockholders’ Equity (Deficit).

ELOC

Subsequent to December 31, 2025, the Company has continued to draw on its ELOC, under which the Company may raise up to $150.0 million through the issuance of shares of its common stock. The Company issued 223,962 shares of Common Stock under the ELOC after December 31, 2025, receiving gross proceeds of approximately $0.2 million at average share price of $0.77. These transactions will be reflected in the Company’s first quarter 2026 financial statements.

No Other Material Subsequent Events

The Company has evaluated all other events and transactions occurring after December 31, 2025, through the date these financial statements were issued, and has determined that no other events or transactions have occurred that would require recognition or disclosure in these financial statements.

