Form 10-Q
period 2026-03-31
SHF Holdings, Inc.
filed 2026-05-15
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, there were 6,455,796 shares of the Company’s Class A Common Stock, par value $0.0001 per share, outstanding.

SHF HOLDINGS, INC.

1

OTHER INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), the terms “SHF Holdings,” “Safe Harbor,” “we,” “us,” “our,” the “Company” and similar terms refer to SHF Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiaries, SHF, LLC, SHFxAbaca, LLC, Safe Harbor Retirement Services, LLC and SHF Managed Services, LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various of the statements made in this Form 10-Q, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of, and subject to the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. Furthermore, this Form 10-Q may contain forward-looking statements regarding the potential for federal rescheduling of cannabis, the potential passage of the SAFER Banking Act of 2025 (the “SAFER Banking Act”), projected growth of the cannabis market, the potential impact of regulatory changes on the Company’s business, the Reduction Periods (as defined below) and the anticipated benefits of the Second Amended and Restated Commercial Alliance (the “Second Amended CAA”). You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the discussion of the Company’s risks and uncertainties included under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026.

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

2

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

3

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

● We may not be able to generate sufficient cash to service all of our operation needs;

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

● We are subject to capital adequacy and Nasdaq Stock Market (“Nasdaq”) liquidity standards, and if we fail to meet these standards, whether due to losses, growth opportunities or an inability to raise additional capital or otherwise, our financial condition and results of operations would be adversely affected;

● Certain of our existing stockholders could exert significant control over the Company;

● If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our Class A Common Stock (“Common Stock”) and its trading volume could decline;

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

● The Company’s ability to comply with Nasdaq’s listing requirements and maintain its listing on Nasdaq is uncertain and subject to various risks and factors that may cause actual results to differ materially; and

● Other factors and information in other filings that we make with the SEC under the Exchange Act and Securities Act.

4

PART I – FINANCIAL INFORMATION

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current Assets:
Cash and cash equivalents	$5,897,470	$6,779,040
Accounts receivable – trade	30,267	31,376
Accounts receivable – related party	724,900	1,009,483
Prepaid expenses	787,189	862,400
Contract asset	516,283	516,283
Investment in preferred securities	1,424,983	-
Other current assets	3,000,000	3,000,000
Total Current Assets	12,381,092	12,198,582
Operating lease right to use asset	508,101	547,186
Investment in preferred securities	-	1,450,000
Prepaid expenses	330,386	414,329
Contract asset	2,452,345	2,581,417
Other assets	15,767	15,510
Total Assets	$15,687,691	$17,207,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$873,652	$189,828
Accounts payable-related party	161,751	171,365
Accrued expenses	1,072,132	1,310,463
Deferred revenue	15,518	15,415
Operating lease liability	185,899	181,963
Deferred consideration	3,000,000	3,000,000
Stand-ready guarantee liability	709,667	711,667
Financial indemnification liability	414,868	433,968
Other current liabilities	417,384	485,055
Total Current Liabilities	6,850,871	6,499,724
Warrant liabilities	23,021	39,620
Stand-ready guarantee liability	1,064,499	1,245,416
Financial indemnification liability	543,245	657,804
Operating lease liability	480,774	528,552
Total Liabilities	8,962,410	8,971,116
Commitment and Contingencies (Note 15)
Stockholders’ Equity
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 shares issued and outstanding on March 31, 2026, and December 31, 2025, respectively	-	-
Series B Convertible Preferred Stock, 35,000 authorized, shares, par value $.0001, 30,808 shares issued and outstanding as of March 31, 2026 and December 31, 2025	3	3
Class A Common Stock, $.0001 par value, 1,000,000,000 and 130,000,000 shares authorized, 4,505,485 and 4,281,523 issued and outstanding on March 31, 2026, and December 31, 2025, respectively	451	428
Additional paid-in capital	131,420,587	131,152,020
Accumulated deficit	(124,695,760)	(122,916,543)
Total Stockholders’ Equity	$6,725,281	$8,235,908
Total Liabilities and Stockholders’ Equity	$15,687,691	$17,207,024

See accompanying notes to unaudited condensed consolidated financial statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$1,975,439	$1,932,352

Operating Expenses
Compensation and employee benefits	1,660,658	1,372,481
General and administrative expenses	1,068,400	990,826
Professional services	1,145,809	1,499,534
Rent expense	51,432	61,006
Amortization of contract asset	129,072	-
Credit benefit	(316,576)	-
Total operating expenses	3,738,795	3,923,847
Operating loss	(1,763,356)	(1,991,495)
Other income (expenses)
Change in the fair value of deferred consideration	-	161,000
Loss on ELOC share settlements	(27,880)	-
Interest expense	(4,580)	(112,786)
Change in fair value of warrant liabilities	16,599	1,116,082
Total other income (expenses)	(15,861)	1,164,296
Net loss	(1,779,217)	(827,199)
Deemed dividend on Series B Preferred Stock redemption	(87,612)	-
Net loss attributable to common stockholders	$(1,866,829)	$(827,199)
Weighted average shares outstanding, basic and diluted	4,353,099	2,786,538
Basic and diluted net loss per share	$(0.43)	$(0.30)

See accompanying notes to unaudited condensed consolidated financial statements

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Preferred Stock		Series B Convertible Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	111	$-	30,808	$3	4,281,523	$428	$131,152,020	$(122,916,543)	$8,235,908
Stock compensation expense	-		-	-	-	-	58,908	-	58,908
Issuance of Class A common stock sold from the equity line of credit or ELOC	-	-	-	-	223,962	23	172,047	-	172,070
Loss on ELOC share settlements	-		-	-	-	-	27,880	-	27,880
Amortization of share-based consulting services	-		-	-	-	-	52,750	-	52,750
Accrued redemption of Series B Convertible Preferred Stock	-		-	-	-	-	(43,018)	-	(43,018)
Net loss	-	-	-	-	-	-	-	(1,779,217)	(1,779,217)
Balance March 31, 2026	111	$-	30,808	$3	4,505,485	$451	$131,420,587	$(124,695,760)	$6,725,281

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	111	$-	2,783,667	$278	$108,467,253	$(120,755,545)	$(12,288,014)
Stock compensation expense	-	-	-	-	741,259	-	741,259
Issuance of Class A common stock for restricted stock awards, net of tax	-	-	2,871	-	8,768	-	8,768
Reclassification of forward purchase receivable	-	-	-	-	(4,584,221)	-	(4,584,221)
Net loss	-	-	-	-	-	(827,199)	(827,199)
Balance, March 31, 2025	111	$-	2,786,538	$278	$104,633,059	$(121,582,744)	$(16,949,407)

See accompanying notes to unaudited condensed consolidated financial statements

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,779,217)	$(827,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	-	1,441
Amortization of contract asset	129,072	-
Stock compensation expense	58,908	750,027
Loss on ELOC share settlements	27,880	-
Amortization of share-based consulting services	52,750	-
Amortization of marketing costs settled with common stock	-	50,000
Lease expense	(4,757)	892
Credit benefit	(316,576)	-
Change in the fair value of deferred consideration	-	(161,000)
Change in fair value of warrant liabilities	(16,599)	(1,116,082)
Changes in operating assets and liabilities:
Accounts receivable – trade	1,109	43,813
Accounts receivable – related party	284,583	333,947
Prepaid expenses	158,897	101,005
Accrued interest receivable	-	13,418
Other current liabilities	(110,689)	17,016
Accounts payable	683,824	126,924
Accounts payable – related party	(9,614)	82,220
Accrued expenses	(238,331)	(535,902)
Contract liabilities	103	(19,230)
Other assets	-	(236)
Net cash used in operating activities	(1,078,657)	(1,140,730)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from loan repayment	-	3,245
Proceeds from redemption of investment	25,017	-
Net cash provided by investing activities	25,017	3,245
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior secured promissory note	-	(255,765)
Proceeds from the sale of Class A Common Stock	172,070	-
Net cash provided by (used in) financing activities	172,070	(255,765)
Net decrease in cash and cash equivalents	(881,570)	(1,393,250)
Cash and cash equivalents – beginning of period	6,779,040	2,324,647
Cash and cash equivalents – end of period	$5,897,470	$931,397
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reclassification of forward purchase receivable	$-	$4,584,221
Accrued redemption payable to Series B holders	43,018	-
Supplemental Disclosure of Cash Flows Information
Interest paid	$4,580	$113,561

See accompanying notes to unaudited condensed consolidated financial statements

SHF Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Business Operations

Business Description

SHF Holdings, Inc. (the “Company” or “SHF”) is a Delaware corporation headquartered in Golden, Colorado, whose Class A Common Stock (“Common Stock”) is listed on the Nasdaq Capital Market (“Nasdaq”) under the ticker symbol “SHFS.” The Company was founded in 2015 by Partner Colorado Credit Union (“PCCU”) and was among the first financial services companies to provide compliant banking and lending services to cannabis related businesses (“CRBs”).

SHF’s mission is to provide reliable and compliant financial services to the legal cannabis, hemp, and related industries by enabling its financial institution (“FI”) customers to offer compliance-driven banking, lending, and other financial services to CRB clients.

The Company operates a proprietary fintech platform across 41 states and territories in the United States. Through this platform, SHF enables its FI customers to compliantly offer the following banking-related services to CRBs:

●	Business checking and savings accounts;	●	Cash management accounts	●	Savings and investment options
●	Commercial lending	●	Courier services (via third-party relationships)	●	Remote deposit services
●	Automated Clearing House payments and origination	●	Wire payments.

The Company’s platform benefits both CRBs and financial institutions by providing CRBs access to compliant banking and giving financial institutions access to increased, compliantly monitored deposits.

The Company generates revenue through fee income, investment income, loan program income and safe harbor program income earned by providing these compliance and lending services to financial institutions serving the cannabis industry.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC.

Refer to Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for a description of the Company’s significant accounting policies. The Company has included disclosures below regarding basis of presentation and other accounting policies that (i) are required to be disclosed quarterly, (ii) have material changes or (iii) the Company views as critical as of the date of this report.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and the rules and regulations of the SEC.

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of shareholders’ deficit, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2026 or other interim periods.

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

Liquidity and Going Concern

Liquidity refers to our ability to meet anticipated cash demands, including servicing debt, funding operations, maintaining assets, and covering other routine business expenses. Our primary cash outflows include operating costs, and general business expenditures. The main source of our liquidity continues to be cash inflows generated from operational performance. As of March 31, 2026, the Company does not have significant capital investment commitments.

As of March 31, 2026, the Company had cash and cash equivalents of $5.9 million and net working capital of $5.5 million. The Company has incurred recurring losses from operations and negative cash flows from operations, including an operating loss of $1.8 million and net cash used in operating activities of $1.1 million for the three months ended March 31, 2026, and an accumulated deficit of $124.7 million as of March 31, 2026. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed and is implementing a series of measures intended to preserve liquidity and support the Company’s ability to meet its obligations during the look-forward period:

Strengthened Revenue Profile: The Second Amended Commercial Alliance Agreement (“Second Amended CAA”) with PCCU, effective October 1, 2025, increased the Company’s share of loan program income from approximately 35% to up to 65% of the loan program income generated by PCCU’s CRB loan portfolio, improving the recurring revenue profile of the Company’s core business on a prospective basis. The Company is also exploring strategic relationships with additional financial institutions.

Access to Additional Capital: On September 17, 2025, the Company entered into the Equity Line of Credit (“ELOC”) with an institutional investor the (“ELOC Investor”), under which the Company may, at its sole discretion and subject to customary conditions, sell up to $150.0 million of newly issued shares of Common Stock to the investor party thereto. The ELOC expires on September 17, 2028. The Company’s ability to access the ELOC is subject to a number of conditions, including the absence of any Material Adverse Effect (as defined below), and there can be no assurance that the Company will be able to draw the full amount of the commitment. See Note 14, Stockholders’ Equity.

Expense Management: Management has identified specific actionable cost reductions that are within its direct operational control and that it would implement should operating conditions deteriorate below base-case expectations.

Cash Flow Monitoring: Management maintains a 52-week rolling cash flow projection that tracks anticipated expenses, revenues, and ending cash balances against budget. Cash positions are reviewed on a bi-weekly basis to ensure the Company maintains adequate liquidity to fund operations.

Notwithstanding the measures described above, the Company continues to incur operating losses and negative cash flows from operations, and the Company’s ability to access the ELOC and to execute on its expense-management plans involves elements outside of management’s sole control. Accordingly, management has concluded that management’s plans, considered in the aggregate, do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Material estimates particularly subject to change in the near term include the Company’s financial indemnification liability, valuation allowance for deferred tax assets and the fair value of financial instruments including warrant liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, balances due from financial institutions, and investments with original maturities of three months or less.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when control of promised services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, following the five-step model under ASC 606.

●

Account Fee Income

Account fee income consists of fees earned from cannabis-related businesses maintaining accounts with the Company’s financial institution partners, including deposit account fees, account activity fees, and onboarding income. These fees are recognized periodically in accordance with the fee schedules established with financial institution partners. Account fee income also includes merchant income earned through referral arrangements with third-party payment processors under which the Company receives a percentage of net revenue generated by referred merchants, recognized as earned.

●

Investment Income

Investment income represents the Company’s share of interest earned on net investable cannabis-related business deposit balances held at PCCU and is recognized monthly based on the average net daily deposit balance. Under the First Amended Commercial Alliance Agreement (“Amended CAA”), effective January 1, 2025, investment income was reduced by an investment hosting fee paid to PCCU.

●

Loan Program Income

Loan program income represents the Company’s allocated share of interest earned on cannabis-related business loans originated by PCCU. Under the Amended CAA, the Company’s share of loan program income was determined by a loan yield allocation formula that incorporated the Constant Maturity U.S. Treasury Rate published by the Federal Reserve, along with a proprietary risk rating formula to determine the allocation between the Company and PCCU. Under this formula, the Company received approximately 35% of net interest income on applicable loans, with the remainder retained by PCCU.

Effective October 1, 2025, the Second Amended CAA superseded the yield allocation formula and replaced it with a fixed split under which the Company receives up to 65% of net interest income on applicable loans, with PCCU retaining the remaining 35%. The fixed split is not subject to variation by risk rating or risk-based pricing methodology. If the Company determines that an adjustment to its indemnification obligation is required to maintain compliance with Nasdaq listing requirements, the Company’s share of loan program income will be adjusted by a corresponding amount on a go-forward basis for the applicable loans.

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

For non-employee awards settled in equity, including shares of the Company’s Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) and warrants issued to consultants, the Company measures the fair value at the grant date and recognizes the cost over the service period. Where awards are partially vested at issuance, the vested fair value is recorded as a prepaid asset and amortized to expense over the remaining service period.

The Black-Scholes option model incorporates the following assumptions: expected term (using the simplified method as the average of contractual term and vesting period); expected stock price volatility (based on the Company’s historical stock price); risk-free interest rates (based on U.S. Treasury rates for maturities approximating expected lives); and expected dividend yield of zero (as the Company has not paid dividends and does not anticipate doing so in the foreseeable future). Changes in assumptions used to estimate fair value could result in materially different results.

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

Segment Reporting

The Company operates as one reportable segment, providing financial services and banking solutions to CRBs, under ASC 280, Segment Reporting. The chief operating decision maker, the Company’s Chief Executive Officer, reviews financial information on a consolidated basis when allocating resources and assessing performance.

Financial Assets Measured at Amortized Cost

For financial assets within the scope of ASC 326, the Company measures the allowance for credit losses based on relevant information about past events, current conditions, and reasonable and supportable forecasts of future economic conditions that can affect the collectability of the reported amounts. The allowance is deducted from the amortized cost basis of the financial asset on the unaudited condensed consolidated balance sheet, and the net amount represents management’s best estimate of the cash flows expected to be collected. Changes in the allowance for credit losses are recognized as credit loss expense or reversal in the unaudited condensed consolidated statements of operations.

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

Contract Asset

Contract asset was recognized in connection with the Second Amended CAA within the scope of ASC 326. This asset represents costs incurred to fulfill the contract specifically, the cost of assuming the stand-ready guarantee obligation, ASC 460 and the contingent indemnification exposure, ASC 326. The contract asset is amortized on a systematic and rational basis over the contract term consistent with the release of the underlying guarantee exposure. Contract asset is evaluated for impairment under ASC 340-40-35-2 when facts and circumstances indicate the carrying amount may not be recoverable and any impairment is recognized in the period identified and may not be subsequently reversed.

Stand Ready Guarantees – ASC 460

The Company accounts for financial guarantees in accordance with ASC 460, Guarantees. At the inception of a guarantee, the Company recognizes a liability equal to the fair value of the assumed stand-ready obligation. This non-contingent liability represents the value of the obligation undertaken by the Company to stand ready to perform under the guarantee, irrespective of the likelihood that a payment will actually be required.

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

The financial indemnification liability is measured independently from, and recognized in addition to, the ASC 460 stand-ready guarantee liability. The two liabilities coexist separately on the consolidated balance sheet and do not offset or true up to each other. The ASC 460 liability is fixed at inception and released over the guarantee term, while the financial indemnification liability is dynamic and remeasured each quarter. Changes in the financial indemnification liability are recognized as credit loss expense or credit income in the unaudited condensed consolidated statements of operations in the period of remeasurement.

Concentration of Risk

The Company’s revenues are concentrated in the United States with a single customer, PCCU, which represented the substantial majority of revenue for the three months ended March 31, 2026 and March 31, 2025, see Note 8. Substantially all CRB client deposits are maintained at PCCU, and all fund transmissions to and from those deposit accounts are handled directly by PCCU.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable and cash accounts maintained at financial institutions. At times, account balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $0.25 million.

As of March 31, 2026 and December 31, 2025, the Company had approximately $5.6 million and $6.5 million of account balances, respectively, in excess of FDIC coverage. Additionally, amounts due from PCCU represented approximately 96.0% and 97.0% of total accounts receivable as of March 31, 2026 and December 31, 2025, respectively, with balances of approximately $0.8 million and $1.0 million, respectively. The Company has not experienced losses on these accounts or receivables, and management does not believe the Company is exposed to significant credit risk on such accounts.

Recently Issued Accounting Standards

Standards Adopted in 2026

ASU 2024-04 – Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions: In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, which clarifies the accounting for induced conversions of convertible debt. The standard is effective for annual periods beginning after December 15, 2025. The Company adopted this standard prospectively and the adoption did not have an impact on its unaudited condensed consolidated financial statements.

ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Accounts Receivable and Contract Assets: In July 2025, the FASB issued ASU 2025-05, which provides a practical expedient by allowing entities to assume current credit conditions will remain unchanged for the remaining life of current accounts receivable and current contract assets under ASC 606. The standard is effective for years beginning after December 15, 2025. The Company adopted this standard prospectively and the adoption did not have an impact on its unaudited condensed consolidated financial statements.

Standards Not Yet Adopted

ASU 2024-03 / ASU 2025-01 - Disaggregation of Income Statement Expenses (Subtopic 220-40): In November 2024, the FASB issued ASU 2024-03, subsequently clarified by ASU 2025-01 (January 2025), requiring entities to disaggregate certain income statement expense line items in the footnotes, including purchases of inventory, employee compensation, depreciation, and amortization. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company plans to adopt this standard prospectively and does not anticipate a material impact on its financial reporting.

The Company will continue to monitor the development of accounting standards and intends to adopt them in accordance with their respective effective dates. Additional disclosures will be provided in future filings as the Company completes its assessment of these standards’ impact.

Note 3 - Deferred Consideration

On November 21, 2024, the Company deposited the $3.0 million second annual cash payment into the registry of the Denver County, Colorado District Court (the “District Court”) pending resolution of a dispute among former shareholders of Rockview Digital Solutions, Inc. (d/b/a Abaca) regarding the party authorized to receive the payment. See Note 15, Commitments and Contingencies.

The change to deferred consideration for the three months ended March 31, 2026 and March 31, 2025 was $0 and $0.2 million, respectively. Deferred consideration as of March 31, 2026 and December 31, 2025 was $3.0 million. This amount has been deposited with the District Court registry, which is carried as a restricted asset pending resolution of the shareholder litigation described in Note 15, Commitments and Contingencies.

Note 4 - Prepaid Expenses

Prepaid expenses as of March 31, 2026 and December 31, 2025 consists of the following:

	As of March 31, 2026	As of December 31, 2025
Insurance	$626,706	$791,423
Consulting	278,657	325,100
Others	212,212	160,206
Prepaid expenses	1,117,575	1,276,729
Less: Current portion	787,189	862,400
Total non-current portion	$330,386	$414,329

Insurance

The Company maintains several insurance policies. In addition, in connection with the Company’s de-SPAC transaction, the Company obtained a Directors and Officers liability run-off policy that provides coverage through September 2028.

Consulting

In connection with the September 30, 2025 Recapitalization (as defined below), the Company issued 1,063 shares of Series B Convertible Preferred Stock and Common Stock purchase warrants (as amended and restated, the “Series B Warrants”) to purchase 68,453 shares of Common Stock to three independent service providers in exchange for professional and marketing services to be rendered through September 30, 2027. The equity instruments were measured at their grant-date fair value of approximately $0.8 million based on a valuation performed by a third-party specialist and are classified within stockholders’ equity. The grant-date fair value was recorded as prepaid consulting and is being amortized to professional services expense on a straight-line basis over the two-year service period.

Note 5 - Investment in Preferred Securities

During the year ended December 31, 2025, as partial consideration received in connection with the issuance of 1,875 shares of Series B Convertible Preferred Stock and Series B Warrants to purchase Common Stock, the Company received preferred shares of Aditxt, Inc. (“ADTX”), a publicly traded company. The Series B Convertible Preferred Stock was issued at $800 per share. No cash was exchanged in this transaction. The ADTX preferred securities had an estimated fair value and carrying value of $1.5 million at the date of receipt.

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

During the periods ended March 31, 2026 and December 31, 2025, ADTX redeemed approximately 23 and 43 shares, respectively, of its preferred stock held by the Company in accordance with the terms of the preferred shares. These redemptions resulted in cash proceeds of approximately $0.03 million and $0.05 million for the respective periods. No gain or loss was recognized upon redemption. Additionally, no impairments or other observable price changes were identified as of March 31, 2026 or December 31, 2025.

The following table summarizes the activity in the investment during the period ended March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Shares	Amount	Shares	Amount
Beginning balance	1,457	$1,450,000	-	-
Initial recognition at fair value (September 30, 2025)	-	-	1,500	$1,500,000
Proceeds from redemption	(23)	(25,017)	(43)	(50,000)
Impairment charges	-	-	-	-
Observable price adjustments	-	-	-	-
Ending balance	1,434	$1,424,983	1,457	$1,450,000

During the three months ended March 31, 2026, the Company reclassified the investment from a long-term asset to a short-term asset on the unaudited condensed consolidated balance sheets to reflect management’s intent to dispose of the investment within the next twelve months. As of December 31, 2025, the investment was classified as a long-term asset. The investment continues to be measured in accordance with ASC 321, and any future gains or losses resulting from dispositions or impairments will be recognized in Other Income (Expenses) in the condensed consolidated statements of operations.

Note 6 - Loan Portfolio Indemnification Obligations

Under the Second Amended CAA, the Company indemnifies PCCU for up to 65% of default-related losses on PCCU’s CRB loan portfolio.

The obligation is recognized as two independent, coexisting liabilities that do not offset each other: (i) a noncontingent stand-ready guarantee liability under ASC 460, measured at fair value at inception, and (ii) a contingent expected credit loss (benefit) liability under ASC 326-20, representing the Company’s up to 65% share of estimated lifetime expected credit losses (benefit) on the PCCU CRB portfolio. Each liability is recognized with a corresponding contract asset under ASC 340-40-25-2, as the indemnification costs are directly related to the Second Amended CAA and are expected to be recovered through the Company’s up to 65% share of loan program income.

ASC 460 - Guarantee Liability

The issuance of a guarantee imposes a noncontingent obligation to stand ready to perform and initial recognition is required at inception regardless of whether payment is probable. The stand-ready liability is recognized separately from the ASC 326 liability.

The stand-ready liability is measured at fair value at inception under ASC 820-10 using a market-based insurance pricing approach that is classified as Level 3 due to the absence of observable market inputs for cannabis lending guarantees. The fair value of a guarantee at inception reflects the premium that a market participant (analogized to a specialty insurance carrier) would charge in an arm’s-length transaction to underwrite the same risk. Because no direct market comparable exist for cannabis CRB loan portfolio guarantees, management estimated the standalone selling price by constructing the premium components a specialty financial guarantor would require. The fair value incorporates three components: (a) the expected loss element, representing the probability-weighted losses the guarantor expects to absorb; (b) a stand-ready risk premium, representing the additional compensation a market participant would require for uncertainty, volatility, and the uncapped nature of the commitment beyond expected losses; and (c) a time value adjustment. Key Level 3 inputs as of March 31, 2026 and December 31, 2025 are as follows:

Significant Unobservable Input	March 31, 2026	December 31, 2025
Pooled Probability of Default or PD (Ratings 2–5)	7.25%	7.25%
Pooled Loss Given Default or LGD (inclusive of 17.5% and 16.6% cannabis qualitative premium as of March 31, 2026 and December 31, 2025, respectively)	35%	35%
Tranche C PD (Rating 9, individually evaluated)	35%	35%
Tranche C LGD on uncollateralized gap	50%	50%
Stand-ready risk premium loading	120% of expected loss	120% of expected loss
Discount rate	4.35%	4.0%
Weighted average pay out year – Tranche A	3.8 years	4 years
Weighted average pay out year – Tranche B	2.8 years	3 years
Weighted average pay out year – Tranche C	1.8 years	2 years
Weighted average pay out year – Stand Ready Premium	2.8 years	3 years

The maximum potential amount of future payments under the guarantee is approximately $33.5 million and $33.8 million, as of March 31, 2026 and December 31, 2025, respectively, representing 65% of the total outstanding CRB loan portfolio balance. The indemnification percentage is subject to reduction, at the discretion of management, under the Second Amended CAA’s listing-related adjustment clause.

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

ASC 326-20 - Financial Indemnification Liability

The financial indemnification liability is estimated using a probability of default (“PD”) × loss given default (“LGD”) framework, with the indemnified portfolio segmented by management’s internal risk rating scale into three tranches. Key assumptions are independently developed by management, incorporating cannabis industry-specific risk factors through a 17.5% qualitative LGD premium applied across all pooled tranches and individual evaluation of Tranche C loans.

The indemnified portfolio is segmented into three tranches. Loans rated 9 or 10 are individually evaluated rather than included in the pooled analysis.

The expected credit loss liability as of March 31, 2026 is as follows:

Tranche	Ratings	Loan Balance	Loss Method	Reserve
Tranche A - Pass Rated	2–5	$35,376,181	Pooled; rates 0.5%–1.8%	$404,218
Tranche B - Elevated Risk	6–8	6,803,605	Pooled; rates 3.2%–4.4%	164,493
Tranche C - Specific Risk	9	9,346,394	Individual evaluation	389,402
Total		$51,526,180		$958,113

The expected credit loss liability as of December 31 2025 is as follows:

Tranche	Ratings	Loan Balance	Loss Method	Reserve
Tranche A - Pass Rated	2–5	$35,544,024	Pooled; rates 0.5%–1.8%	$406,066
Tranche B - Elevated Risk	6–8	7,168,435	Pooled; rates 3.2%–9.2%	296,304
Tranche C - Specific Risk	9	9,346,394	Individual evaluation	389,402
Total		$52,058,853		$1,091,772

There is a single loan in Tranche C that is individually evaluated due to its past-maturity status, as the original maturity date was in July 2024, and its commercial and industrial (C&I) structure, which is secured solely by a UCC filing on business assets and with certain personal guarantees. Management has assigned this exposure a risk rating of 9, indicating that full collection or liquidation is highly questionable and improbable. A probability of default (PD) of 35% and a loss given default (LGD) of 50% have been applied to the uncollateralized portion of approximately $3.4 million. Collection efforts have been escalated, including the initiation of foreclosure proceedings, with anticipated losses estimated to range from 20% to 50% of the outstanding balance. Interest income continues to be recognized on this loan, and there have been no defaults in scheduled repayments to date.

Loans in the portfolio are secured primarily by real estate used for cannabis-specific purposes, including cultivation facilities, processing facilities, and retail dispensaries, and in certain cases by business assets under UCC filings. Because cannabis-use properties have limited alternative-use marketability under current federal law, management applies a two-step discount to collateral values: (i) elimination of the cannabis license premium (the “green tax”), reflecting that a non-cannabis buyer would not ascribe value to the cannabis operating license embedded in the appraised value; and (ii) a reduction to the remaining value to reflect proceeds realizable from a liquidation sale to a non-cannabis buyer. As of March 31, 2026 and December 31, 2025, this methodology results in adjusted portfolio collateral of approximately $44.1 million and $44.1 million against a gross balance of $51.5 million and $52.1 million, respectively.

The portfolio has experienced minimal credit losses since program inception. Management supplements this limited loss history with cannabis industry benchmarks and peer data. Cannabis industry-specific risk including 100% single-industry concentration, Schedule I federal status, and collateral marketability constraints is reflected through an embedded 17.5% and 16.6% qualitative LGD premium across all pooled tranches as of March 31, 2026 and December 31, 2025, respectively.

Expected credit losses are estimated using historical loss rates derived from a five-year lookback period, reflecting 2 restructured loans out of 28 over that period. Management determined that reasonable and supportable forecasts of future economic conditions beyond the historical loss experience could not be made for this portfolio given its limited loss history and the significant uncertainty surrounding the cannabis regulatory and legal environment. Accordingly, the historical loss rates are applied without forward-looking adjustment, with immediate reversion to historical rates.

The financial indemnification liability is remeasured quarterly; changes are recognized as credit loss expense or income per ASC 326-20-35-8. The inception-date contract asset is reduced as underlying loans pay down or mature and is not subject to straight-line amortization. The 65% indemnification percentage is subject to reduction under the Second Amended CAA’s listing-related adjustment clause if the Company fails to maintain Nasdaq listing standards. A reduction would result in a partial release of the ASC 460 liability to income, a downward remeasurement of the financial indemnification liability, and an impairment assessment of the related contract assets.

For the three months ended March 31, 2026, the Company recognized $0.2 million from the systematic amortization of its ASC 460 stand-ready guarantee liability, based on a weighted-average remaining term of three years for the covered CRB loan portfolio. Additionally, the Company recorded $0.1 million from the remeasurement of its ASC 326 financial indemnification liability, driven by changes in the underlying risk ratings of the CRB loan portfolio due to the upgrade of one loan.

The following table summarizes the change of the contract asset for the three months ended March 31, 2026:

	Stand-ready guarantee liability	Financial indemnification liability	Total
Beginning, December 31, 2025	$2,049,599	$1,048,101	$3,097,700
Amortization	(85,401)	(43,671)	(129,072)
Balance, March 31, 2026	1,964,198	1,004,430	2,968,628
Less: current portion	(341,600)	(174,683)	(516,283)
Total non-current portion	$1,622,598	$829,747	$2,452,345

The following table summarizes the changes of the contract asset for the year ended December 31, 2025:

	Stand-ready guarantee liability	Financial indemnification liability	Total
Balance, December 31, 2024	$-	$-	$-
Initial recognition as per Second Amended CAA	2,135,000	1,091,772	3,226,772
Amortization	(85,401)	(43,671)	(129,072)
Balance, December 31, 2025	2,049,599	1,048,101	3,097,700
Less: current portion	(341,600)	(174,683)	(516,283)
Total non-current portion	$1,707,999	$873,418	$2,581,417

The following table summarizes the changes of the liabilities for the three months ended March 31, 2026.

	Stand-ready guarantee liability	Financial indemnification liability	Total
Balance, December 31, 2025	$1,957,083	$1,091,772	$3,048,855
Benefit	(182,917)	(133,659)	(316,576)
Balance, March 31, 2026	1,774,166	958,113	2,732,279
Less: current portion	(709,667)	(414,868)	(1,124,535)
Total non-current portion	$1,064,499	$543,245	$1,607,744

The following table summarizes the changes of the liabilities for the year ended December 31, 2025:

	Stand-ready guarantee liability	Financial indemnification liability	Total
Balance, December 31, 2024	$-	$-	$-
Initial recognition as per Second Amended CAA	2,135,000	1,091,772	3,226,772
Benefit	(177,917)	-	(177,917)
Balance, December 31, 2025	1,957,083	1,091,772	3,048,855
Less: current portion	(711,667)	(433,968)	(1,145,635)
Total non-current portion	$1,245,416	$657,804	$1,903,220

Note 7 - Revenue

The following table presents the Company’s revenue disaggregated by type for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
Account fee income	$868,629	$1,072,465
Loan program income	840,672	540,222
Investment income	246,908	300,435
Safe Harbor Program income	19,230	19,230
Total	$1,975,439	$1,932,352

Note 8 - Related Party Transactions

Partner Colorado Credit Union (“PCCU”) - Related Party Status

The Company identifies related parties in accordance with ASC 850 and Rule 1-02(u) of Regulation S-X.

PCCU is a related party because it held approximately 24.0% and 25.2% of the Company’s Common Stock as of March 31, 2026 and December 31, 2025, respectively. PCCU is also the largest holder of the Company’s Series B Convertible Preferred Stock and holds approximately 43.3% of outstanding shares and associated Series B Warrants as of March 31, 2026 and December 31, 2025 and holds all of the Company’s cash deposits. These factors give PCCU the ability to significantly influence the Company’s management and operating policies.

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

Commercial Alliance Agreement (“CAA”) - Major Customer Concentration

The Company derives substantially all of its revenue from services provided to PCCU. Revenue under the Second Amended CAA and the Amended CAA, as applicable, was $1.8 million and $1.6 million represented 90.0% and 83.0% of total revenue for the three months ended March 31, 2026 and March 31, 2025, respectively. Amounts due from PCCU represented 96.0% and 97.0% of total accounts receivable for the period ended March 31, 2026 and December 31, 2025. The loss of, or a material change to, this relationship could have a material adverse effect on the Company’s results of operations and financial condition.

Related Party Balances

The following amounts with PCCU are included in the unaudited condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$5,897,470	$6,779,040
Accounts receivable	724,900	1,009,483
Accounts payable	161,751	171,365

Note 9 - Lease

The Company has a non-cancellable operating lease for its corporate office space in Golden, Colorado which qualifies for capitalization under ASC 842 Leases. As of March 31, 2026, the Golden, Colorado lease has a remaining term of approximately 3.2 years and includes an option to extend for up to ten additional years; however, the extension option is not recognized as part of the right-of-use asset as it is not reasonably certain to be exercised. As of March 31, 2026, and December 31, 2025, the net right-of-use asset “ROU” recorded under the operating lease was $0.5 million and $0.5 million, respectively, and the corresponding lease liability was $0.6 million and $0.7 million, respectively.

The Company evaluates contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Lease cost for the three months ended March 31, 2026 and March 31, 2025, included in unaudited condensed consolidated statements of operations, is as follows:

	Three Months Ended,
	March 31, 2026	March 31, 2025
Operating lease cost	$51,432	$61,006

The following represents the activity for the right of use asset:

	March 31, 2026	December 31, 2025
Beginning balance	$547,186	$703,524
Amortization charge for the period	(39,085)	(156,338)
Ending balance	$508,101	$547,186

Other information relating to the operating lease is as follows:
Weighted average remaining lease term in years	3.2	3.5
Weighted average discount rate	6.9%	6.9%

Future minimum lease payments as of March 31, 2026 are as follows:

Year	Amount
2026 (remainder of the year)	$166,800
2027	226,705
2028	231,216
Thereafter	117,709
Total future minimum lease payments	742,430
Less: imputed interest	(75,757)
Operating lease liabilities	666,673
Less: current portion	185,899
Non-current portion of lease liabilities	$480,774

Note 10 - Earnings Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Net loss attributable to common stockholders represents net loss adjusted for deemed dividends on preferred stock. When the Company redeems shares of Series B Convertible Preferred Stock, the excess of the cash redemption price paid over the carrying value of the shares redeemed is treated as a deemed dividend to such stockholders. This deemed dividend is not recognized in the consolidated statements of operations but is deducted from net loss in computing net loss attributable to common stockholders for purposes of the basic and diluted loss per share calculation.

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

During the three months ended March 31, 2026, the Company issued common stock under the ELOC and raised $0.2 million. As per the term of the ELOC, the Company is required to redeem shares of its Series B Convertible Preferred Stock for total cash consideration raised under the ELOC, pursuant to the mandatory use of proceeds provision of its ELOC. The Series B Convertible Preferred Stock was originally issued at a fair value of $589 per share, reflecting the relative fair value allocation of the $800 per unit transaction price between the Series B Convertible Preferred Stock and the accompanying Series B Warrants, based on standalone fair values determined using a Monte Carlo simulation model. For the three months ended March 31, 2026, the redemption price of $0.2 million exceeded the aggregate carrying value of the redeemed shares of $0.1 million by $0.1 million. This excess represents a deemed dividend to such stockholders and has been deducted from net loss in computing net loss attributable to common stockholders for purposes of loss per share. The deemed dividend is a non-cash item and does not affect the Company’s unaudited net loss, unaudited stockholders’ equity, or unaudited cash flows from operations, for the three months ended March 31, 2026.

The schedule of loss per share, basic and diluted is as follows:

For The Three Months Ended March 31,	2026	2025
Net loss	$(1,779,217)	$(827,199)
Deemed dividend on Series B Preferred Stock redemption	(87,612)	-
Net loss attributable to common stockholders	(1,866,829)	(827,199)
Weighted average shares outstanding – basic and diluted	4,353,099	2,786,538
Basic and diluted net loss per share	$(0.43)	$(0.30)

The following is a schedule of the weighted average shares outstanding, basic and diluted, for the three months ended March 31, 2026 and March 31, 2025, respectively.

	Three Months Ended March 31,
Weighted Average Shares Calculation – Basic and Diluted	2026	2025
Weighted average shares	4,353,099	2,786,538

Certain share-based equity awards and warrants were excluded from the computation of dilutive loss per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards that were excluded from diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
Shares to be issued to Abaca shareholders	-	37,500
Stock options	538,618	214,824
Conversion of Series B Convertible Preferred Stock	19,840,289	-
Conversion of preferred stock	4,440	4,440
Warrants	10,521,974	601,829
Total	30,905,321	858,593

Note 11 -Warrants

Public and Private Placement Warrants

As of March 31, 2026, and December 31, 2025, the Company had 287,500 public warrants and 13,205 private placement warrants to purchase Common Stock outstanding, respectively, each with an adjusted exercise price of $230 per share.

The public and private placement warrants may only be exercised for a whole number of shares of Common Stock.

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

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the applicable warrant agreement. The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for the issuance of Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants.

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

PIPE Warrants

As of March 31, 2026 and December 31, 2025, there were 51,125 outstanding PIPE warrants to purchase Common Stock.

The PIPE warrants have an adjusted exercise price of $100.00 per share of Common Stock to be paid in cash except if the shares underlying the warrants were not covered by an effective registration statement after the nine-month anniversary of the closing date, in which case cashless exercise is permitted. The PIPE warrants are also subject to adjustment for other customary adjustments for stock dividends, stock splits and similar corporate actions. The PIPE warrants are exercisable for a period of five years following the closing, or September 28, 2027. After the exercise of a PIPE Warrant, the Company may be required to pay certain penalties if it fails to deliver the Common Stock within a specified period of time.

Abaca Warrants

As of March 31, 2026 and December 31, 2025, the Company had 250,000 Abaca warrants outstanding, each exercisable to purchase one share of the Company’s Common Stock at an exercise price of $40.00 per share, payable in cash. The Abaca warrants become exercisable one year after the effective date of the registration statement covering the underlying shares and expire five (5) years after that date.

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

Series B Warrants

On September 30, 2025, in connection with the issuance of the Company’s Series B Convertible Preferred Stock, the Company also issued Series B Warrants to purchase an aggregate of 1,999,544 shares of Common Stock at an initial exercise price of $7.7644 per share, subject to adjustment. As of March 31, 2026 and December 31, 2025, there are 9,920,144 and 1,999,544 Series B Warrants to purchase Common Stock at an exercise price of $1.5528 and $7.7644 per share, respectively.

The Series B Convertible Preferred Stock and the Series B Warrants both include down-round adjustment provisions and automatic price reset mechanics. The first and final automatic reset has already occurred, resetting the conversion price and exercise price to $1.5528 per share. While no further automatic resets are triggered, the reset required the registration of additional shares underlying the Series B Warrants . On May 6, 2026, the Company filed a registration statement on Form S-1 to register, among other things, these additional shares (the “Reset Registration Statement”), see Note 16 Subsequent Events. Additional issuances of Common Stock at prices below the conversion or exercise price, except for through the ELOC, may trigger further anti-dilution adjustments, thereby increasing the number of shares issuable to holders of the Series B Convertible Preferred Stock and the Series B Warrants and further diluting existing common stockholders.

The Series B Warrants became exercisable on May 11, 2026 (the “Initial Exercisability Date”) and expire on May 11, 2029, the third anniversary of the Initial Exercisability Date. Each holder is subject to a 4.99% beneficial-ownership limitation, which may be increased to up to 9.99% upon 61 days’ prior written notice to the Company. If a registration statement covering the resale of the underlying shares is not effective at the time of exercise, the holder may elect to exercise the warrants on a cashless basis.

The Series B Warrants include down-round and anti-dilution provisions under which the exercise price is subject to reduction if the Company issues shares of Common Stock, or common stock equivalents, at a price below the then-current exercise price. The exercise price and/or number of warrant shares were also subject to automatic resets on the 60th, 90th, and 180th calendar days following the effective date, and are subject to automatic resets upon standard corporate events such as stock splits, combinations, and stock dividends. All automatic resets occurred prior to the Initial Exercisability Date; accordingly, the exercise price and warrant share count in effect on that date will already reflect any adjustments triggered during the pre-exercisability period.

The Company evaluated the Series B Warrants under ASC 815 and ASC 480. Management concluded that the Series B Warrants are indexed to the Company’s own stock and satisfy all conditions for equity classification in stockholders’ equity. In reaching this conclusion, management noted that: (i) the beneficial-ownership limitation is a timing deferral and does not introduce a non-equity observable index; (ii) the down-round feature is disregarded in the indexation analysis under ASC 815-10-15-7E; and (iii) the automatic reset provisions are fully operative before the Series B Warrants become exercisable, such that the settlement amount upon exercise is determined solely by reference to a fixed number of shares and a fixed exercise price, subject only to standard anti-dilution adjustments. Because the Series B Warrants are classified in equity, they will not be subsequently remeasured at fair value. This treatment differs from the Company’s other outstanding warrants which are classified as derivative liabilities and remeasured each reporting period.

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

Note 12 - Financial Instruments

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
PIPE warrants	$49	$-	$49	$280	$-	$280
Public warrants	9,459	9,459	-	10,896	10,896	-
Private placement warrants	2	-	2	14	-	14
Abaca warrant	13,511	-	13,511	28,430	-	28,430

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

As of March 31, 2026, the Company had no assets or liabilities measured at fair value on a non-recurring basis. During the year ended December 31, 2025, the Company recognized the ASC 460 stand-ready guarantee liability under the Second Amended CAA at fair value on a non-recurring basis upon initial recognition on October 1, 2025. This liability was measured at inception only and is not remeasured at fair value in subsequent reporting periods. The carrying amount as of December 31, 2025 was $2.1 million, reflecting the systematic release of the liability as the Company is progressively released from risk on the underlying loan portfolio. The fair value measurement for stand-ready guarantee liability was prepared internally by management using an insurance-pricing methodology, reflecting the premium that a knowledgeable, willing third-party surety or specialty insurer would charge to assume the indemnification obligation in an arm’s-length transaction, consistent with the market participant framework of ASC 820-10-35-9.

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

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments on a non-recurring basis, by the level of valuation inputs in the fair value hierarchy, as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Carrying amount $	Fair value $	Fair value measurement using
			Level 1 $	Level 2 $	Level 3 $
Assets
Cash and cash equivalents	$5,897,470	$5,897,470	$5,897,470	$-	$-
Investment in preferred securities	1,424,983	1,424,983	-	-	1,424,983
Liabilities
Deferred consideration	3,000,000	3,000,000	3,000,000	-	-
Public warrants	9,459	9,459	9,459	-	-
Private placement warrants	2	2	-	-	2
PIPE warrants	49	49	-	-	49
Abaca warrants	13,511	13,511	-	-	13,511

	As of December 31, 2025
	Carrying amount $	Fair value $	Fair value measurement using
			Level 1 $	Level 2 $	Level 3 $
Assets
Cash and cash equivalents	$6,779,040	$6,779,040	$6,779,040	$-	$-
Investment in preferred securities	1,450,000	1,450,000	-	-	1,450,000
Liabilities
Deferred consideration	3,000,000	3,000,000	3,000,000	-	-
Public warrants	10,896	10,896	10,896	-	-
Private placement warrants	14	14	-	-	14
PIPE warrants	280	280	-	-	280
Abaca warrants	28,430	28,430	-	-	28,430

The change in the liability measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value are presented in the following table

	For The Three Months Ended March 31, 2026
	PIPE Warrants	Abaca Warrant	Private Placement Warrants
Balance, January 1, 2026	$280	$28,430	$14
Fair value adjustment	(231)	(14,919)	(12)
Balance, March 31, 2026	$49	$13,511	$2

	For The Three Months Ended March 31, 2025
	PIPE Warrants	Abaca Warrant	Private Placement Warrants	Third anniversary payment consideration	Forward Purchase Derivative
Balance, January 1, 2025	$79,512	$1,024,900	$9,632	$322,000	$7,309,580
Fair value adjustment	(71,918)	(795,652)	(9,110)	(161,000)	-
Balance, March 31, 2025	$7,594	$229,248	$522	$161,000	$7,309,580

As of March 31, 2026 and December 31, 2025, the fair market value of the private placement warrants, Abaca warrants and PIPE warrants, were based on Black-Scholes Merton option pricing model.

As of March 31, 2026 and December 31, 2025, there were no changes in the classification of financial instruments within Level 2 and Level 3 of the fair value hierarchy.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as it relates to the private placement warrants, PIPE warrants, and Abaca warrants as of their measurement dates:

	As of March 31, 2026			As of December 31, 2025
	PIPE Warrants	Private Warrants	Abaca Warrants	PIPE Warrants	Private Warrants	Abaca Warrants
Exercise price	$100	$230	$40	$100	$230.00	$40.00
Share price	$0.83	$0.83	$0.83	$1.06	$1.06	$1.06
Expected term (years)	1.49	1.49	2.57	1.7	1.7	2.8
Volatility	115%	115%	115%	115%	115%	115%
Risk-free rate	3.7%	3.7%	3.7%	3.5%	3.5%	3.5%

Note 13 - Income Taxes

For the three months ended March 31, 2026 and March 31, 2025, there was no provision for income taxes. As of March 31, 2026 and December 31, 2025, the Company had a net deferred tax assets of $46.3 and $45.7 million, respectively. The Company has recorded a full valuation allowance for both periods. The Company had a net operating loss (“NOL”) of approximately $71.7 million and $67.7 million as of March 31, 2026 and December 31, 2025, respectively.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), a corporation that undergoes an “ownership change,” generally defined as a cumulative increase of more than 50 percentage points in the stock ownership of 5% shareholders within a rolling three-year period may have its ability to utilize pre-change net NOL carryforwards and certain other tax attributes significantly limited on an annual basis.

Since inception, the Company has undergone a number of significant equity transactions, including its initial public offering, the reverse acquisition of Northern Lights Acquisition Corp., the acquisition of Abaca, various share issuances to settle obligations, and its September 2025 Recapitalization, as defined below. The Company has not completed a Section 382 analysis to determine whether one or more ownership changes have occurred or to quantify any resulting annual limitation. If it is determined that an ownership change has occurred, the annual limitation could materially reduce the Company’s ability to utilize its existing NOL carryforwards and other deferred tax assets to offset future taxable income.

Note 14 - Stockholders’ Equity

Preferred Stock

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

On January 25, 2023, stockholders approved a reduction in the Floor Price to $25.00 per share at a special meeting.

Series B Convertible Preferred Stock

On September 30, 2025, the Company entered into a Securities Stock Purchase Agreement (the “Series B SPA”) with certain institutional and accredited investors, pursuant to which it issued 31,052 shares of Series B Convertible Preferred Stock and accompanying Series B Warrants to purchase 1,999,544 shares of Common Stock. The aggregate gross consideration received was $24.3 million, consisting of $6.1 million from the sale of the Company’s Series B Convertible Preferred Stock and the Series B Warrants (approximately $5.9 million from third-party accredited investors and $0.2 million from management and board participation, whose participation was approved by stockholders on November 6, 2025), approximately $0.6 million in cash proceeds from unsecured Notes issued in August and September 2025 that were subsequently exchanged for Series B Convertible Preferred Stock and warrants at closing, along with $10.7 million from the cancellation of debt and $7.3 million from the termination of the Forward Purchase Agreement. Offering costs of $0.4 million were charged to additional paid-in capital. During the three months ended December 31, 2025, the Company redeemed 244 shares of its Series B Convertible Preferred Stock for total cash consideration of $0.5 million pursuant to the mandatory use-of-proceeds provision of the ELOC. This redemption reduced the number of shares for Series B Convertible Preferred Stock to 30,808. The Company refers to the foregoing transactions collectively as the “September 2025 Recapitalization.”

The Series B Convertible Preferred Stock has a stated value of $1,000 per share, ranks senior to all classes of Common Stock with respect to dividends and liquidation, and is convertible at the holder’s option into Common Stock. Both the Series B Convertible Preferred Stock and Series B Warrants are classified within permanent stockholders’ equity and are not subject to remeasurement in subsequent periods.

The initial conversion price of $7.7644 per share was subject to automatic price resets. In January 2026, the conversion price and the Series B Warrant exercise price each reset to the contractual floor of $1.5528 per share, as the Company’s Common Stock was trading below the floor at the time of the reset. No further automatic resets remain. This reset significantly increases the number of shares of Common Stock potentially issuable upon conversion and exercise of these instruments. The Company filed the Reset Registration Statement on May 6, 2026.

At a special meeting held on November 6, 2025, stockholders approved the issuance of Common Stock upon conversion of the Series B Convertible Preferred Stock and exercise of the Series B Warrants, an increase in authorized Common Stock from 130,000,000 to 1,000,000,000 shares, and authorization for the Board to effect a reverse stock split at a ratio between 2-for-1 and 12-for-1 at its discretion. As of March 31, 2026, no reverse stock split had been effected.

Common Stock

Holders of Common Stock are entitled to one vote for each share held. As of March 31, 2026 and December 31, 2025, there were 4,505,485 and 4,281,523 shares of Common Stock issued and outstanding, respectively.

Equity Line of Credit and Related Series B Redemption Obligation

On September 17, 2025, the Company entered into an Equity Line of Credit, or ELOC with the ELOC Investor, pursuant to which the Company may issue and sell up to $150.0 million of newly issued shares of Common Stock at its sole discretion. The facility expires on September 17, 2028. Shares sold under the ELOC are priced at a 10% discount to the lowest intraday stock price on the draw date. The facility may be expanded up to $500.0 million with the mutual consent of both parties.

As consideration for the ELOC Investor’s purchase commitment, the Company issued 1,000 shares of Series B Convertible Preferred Stock and a Series B Warrant to purchase 64,369 shares of Common Stock, valued at $0.8 million in aggregate, which was expensed in full, upon issuance.

Pursuant to Amendment No. 1 to the ELOC, 25% of net cash proceeds from each draw must be applied toward the redemption of outstanding Series B Convertible Preferred Stock at a redemption price of $1,200 per share.

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

Under the ELOC, a “Material Adverse Effect” includes any material adverse change in the enforceability of the agreement, our results of operations, assets, business, or financial condition taken as a whole, or our ability to perform our material obligations in a timely manner. Company specific deterioration, including a significant decline in revenues or cash flows, loss of key customers or contracts, material litigation or regulatory action, failure to maintain required licenses or permits, a material weakness in internal controls, or loss of key management personnel, is not excluded from this definition and could independently trigger the ELOC Investor’s termination rights.

The Company’s representations and warranties regarding the absence of a Material Adverse Effect must remain true and correct not only at the initial closing of the facility, but also at the time of each subsequent VWAP Purchase Notice throughout the term of the agreement. As a result, even after the facility has commenced and initial drawings have been made, any supervening adverse development could prevent the Company from accessing the remaining unfunded commitment.

If a Material Adverse Effect occurs and is continuing, the ELOC Investor has the right to terminate the ELOC upon ten (10) trading days’ written notice. In that event, we would lose access to any remaining unfunded portion of the $150 million commitment. While the ELOC excludes certain broad macroeconomic, industry-wide, and geopolitical events from the definition of Material Adverse Effect, no such exclusion applies to adverse developments that are specific to our business or operations.

There can be no assurance that a Material Adverse Effect will not occur during the term of the ELOC. Should one occur, and should we be unable to secure alternative financing on acceptable terms, or at all, our liquidity position, business operations, financial condition, and results of operations could be materially and affected. See Note 2, Basis of Presentation – Liquidity and Going Concern.

During the three months ended March 31, 2026, the Company issued 223,962 shares of Common Stock under the ELOC, generating net proceeds of $0.2 million at an average price of $0.77 per share. These shares were sold at a contractual 10% discount to the lowest intraday stock price on each respective draw date. The Company is obligated to apply 25% of the proceeds to redeem the Series B Convertible Preferred Stock. As of March 31, 2026 and December 31, 2025, the Company accrued $0.22 million and $0.18 million for such redemption, respectively.

For the three months ended March 31, 2026, the Company recorded financing costs of $0.03 million, which are presented in the condensed unaudited consolidated statements of operations under “Other income (expenses).” This amount represents the difference between the fair market value of the shares on the settlement date and the proceeds received under the ELOC.

2022 Equity Incentive Plan

The Amended and Restated - 2022 Equity Incentive Plan (the “Plan”) was approved by the Company’s stockholders on June 28, 2022. On April 30, 2025, the Plan was amended to provide that the total number of shares of Common Stock that may be issued, under the Plan will automatically increase upon the occurrence of a Dilution Event (as defined in the Plan) and on the first trading day of each calendar year, beginning with calendar year 2026, by such number of shares of Common Stock necessary to make the total shares of Common Stock authorized under the Plan equal to fifteen percent (15%) of the total outstanding shares of Common Stock on the last day of the prior calendar year (subject to a maximum annual increase of 50,000 shares of Common Stock). The Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock bonus awards, and performance compensation awards. The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards in the period ended March 31, 2026 and December 31, 2025. As of March 31, 2026, a total of 642,229 shares of Common Stock were authorized for issuance under the Plan, of which 94,279 shares remained available for future issuances.

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

There were no options granted during the three months ended March 31, 2026. The assumptions used to determine the fair value of options granted in the three months ended March 31, 2025 using the Black-Scholes-Merton model are as follows:

Dividend yield	-%
Risk-free interest rate	3.62 to 4.23%
Expected volatility (weighted-average and range, if applicable)	100%
Expected term	6 to 6.5 years

A summary of the Company’s stock option activities and related information for the three-month ended March 31, 2026 is as follows:

Stock Option	No. of Stock Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2026	538,618	$11.25	9.3
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	-	-	-
March 31, 2026	538,618	$11.25	9.0
Vested and expected to vest, March 31, 2026	538,618	$11.25	9.0

A summary of the Company’s stock option activities and related information for the three months ended March 31, 2025 is as follows:

Stock Option	No. of Stock Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2025	105,090	$98.55	0.7
Granted	127,153	3.40	1.3
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(20,731)	(69.07)	-
March 31, 2025	211,512	$44.24	1.0

The following options were outstanding at their respective exercise price on March 31, 2026 and December 31, 2025, respectively:

Exercise Price Options Outstanding	March 31, 2026	December 31, 2025
$1.27	25,000	25,000
$2.22	23,781	23,781
$2.40	364,893	364,893
$6.40	7,326	7,326
$7.80	5,731	5,731
$8.00	32,700	32,700
$9.68	34,884	34,884
$31.20	9,978	9,978
$62.54	6,825	6,825
$133.40	27,500	27,500
Total	538,618	538,618

Stock compensation expense recognized for stock options for the three months ended March 31, 2026 and March 31, 2025 was $0.06 million and $0.7 million.

Stock compensation expenses are comprised of the following:

	For The Three Months Ended
	2026	2025
Compensation and employee benefits	$58,908	$152,266
Professional services	-	588,993
Total	$58,908	$741,259

As of March 31, 2026, there was $0.2 million unrecognized stock compensation expense related to stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.5 years based on vesting under the award service conditions.

Restricted Stock

The Company did not have any outstanding restricted stock units (“RSUs”) as of March 31, 2026. A summary of the Company’s RSU activity and related information for the three months ended March 31, 2025 is presented below:

Restricted Stock Units	No. of RSU	Weighted-Average Grant Date Fair Value Per RSU	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2025	8,583	$26.20	1.00
Granted	-	-	-
Vested	(4,292)	26.20	-
Expired		-
Cancelled / Forfeited	(980)	-	-
March 31, 2025	3,311	$26.20	0.8

Stock compensation expense for restricted stock for the three months ended March 31, 2026 and March 31, 2025 was $0 and $0.02 million, respectively.

Note 15 - Commitments and Contingencies

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

In addition, the Company has entered into deferred bonus agreements with certain non-executive employees. These agreements provide for cash bonus payments upon the employee’s continued employment through specified payment dates as set forth in each individual arrangement. As of March 31, 2026, the aggregate amount of deferred bonuses outstanding under these agreements was approximately $0.1 million. The Company expects to fund these obligations from operating cash flows in the ordinary course of business.

Acquisition of 420 IT Solutions

On December 19, 2025, Safe Harbor Managed Services LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with LBMW LLC (d/b/a 420 IT Solutions) and its founders. The Company accounted for this transaction as an asset purchase pursuant to ASC 805, Business Combinations.

The aggregate purchase price consisted of 125,000 shares of Common Stock (“Earnout Shares”), plus the assumption of certain identified liabilities under contracts assigned to the Company. The Earnout Shares are subject to performance-based vesting over a two-year earnout period ended December 31, 2027. Intangible assets and contingent consideration are recognized as the performance conditions become probable of achievement. The Company evaluated the achievement of the performance obligation and deemed this unlikely to be reached. Therefore, the intangible assets and contingent liability were not recorded as of March 31, 2026 and December 31, 2025. If circumstances change when the revenue target is probable, then the intangible assets and a contingent liability will be recorded. The Company will continue to evaluate the achievability of the earnout performance conditions through the earnout period ending December 31, 2027.

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

Abaca - Denver County District Court

On October 17, 2024, the Company filed a complaint in the District Court, captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187. The lawsuit arises from a dispute over the terms of the Company’s October 2022 acquisition of Abaca pursuant to a merger agreement (the “Merger Agreement”) that was subsequently amended in November 2022 and in October 2023 (the “Second Amendment”).

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

On April 23, 2026, the District Court issued an omnibus order on cross-motions for summary judgment in the matter.

The Court denied the Company’s motion for summary judgment in its entirety. The Court granted the counterclaim plaintiffs’ cross-motion in part, primarily ruling that the Second Amendment to the Merger Agreement is void ab initio under Section 251(d) of the Delaware General Corporation Law, and because of that ruling, that the Company breached the original Merger Agreement with respect to the first anniversary parent shares. Damages on this counterclaim is set for trial on August 10-11, 2026. The Court also denied both parties’ motions on the counterclaim concerning the second anniversary cash consideration payment of $3.0 million and denied the counterclaim plaintiffs’ motion on the Company’s declaratory judgment claim; those claims are also set for trial on August 10–11, 2026. The Court’s order is not a final, appealable order under C.R.C.P. 54(b).

The $3.0 million previously deposited into the Court’s registry in November 2024 remains reflected in the Company’s condensed unaudited consolidated financial statements. The Company intends to continue defending its positions vigorously. Given the preliminary stage of the damages proceedings and the matters remaining for trial, the range of loss is $0 to $7.8 million. An adverse resolution could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company currently assesses a loss as reasonably possible but not probable. No damages have been determined by the Court; the Omnibus Order expressly reserves the damages methodology, standard, and quantum for a future hearing. The defendants’ sole designated damages expert has not been qualified, and the Company’s motion to exclude that expert remains pending. Because the amount of any potential loss cannot be reasonably estimated at this time, no accrual has been recorded for this contingency beyond the $3.0 million already reflected in the financial statements.

Nasdaq Listing Compliance

As a condition of continued listing, the Company is required to maintain (i) a minimum of $2.5 million in stockholders’ equity under Nasdaq Listing Rule 5550(b)(1), and (ii) a minimum closing bid price of $1.00 per share for 30 consecutive business days under Nasdaq Listing Rule 5550(a)(2).

The Company continuously monitors its compliance with these requirements. As of March 31, 2026, the Company’s stockholders’ equity was approximately $6.7 million, which exceeds the $2.5 million minimum.

On April 22, 2026, the Company received a letter from the listing qualifications department staff of Nasdaq notifying the Company that for the last 30 consecutive business days the Company did not maintain a minimum closing bid price of $1.00 per share for its Common Stock, as required by Nasdaq Listing Rule 5550(a)(2).

The notice has no immediate effect on the listing of the Company’s Common Stock or warrants, and the Company’s Common Stock and warrants continue to trade on Nasdaq under the symbols “SHFS” and “SHFSW,” respectively. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided with a compliance period of 180 calendar days, or until October 19, 2026, to regain compliance with the minimum bid price requirement. The notice states that to regain compliance the closing bid price of the Company’s Common Stock must meet or exceed $1.00 for a minimum of 10 consecutive business days.

If the Company does not regain compliance by October 19, 2026, the Company may be eligible for a second compliance period for up to an additional 180 days. In connection with any extension period, if it appears that the Company will not be able to regain compliance with Nasdaq Listing Rule 5550(a)(2), or if the Company is not otherwise eligible, the Nasdaq staff will provide notice to the Company that its securities will be subject to delisting. At that time, the Company may appeal any such delisting determination to a Hearings Panel.

The Company intends to actively monitor the bid price and may evaluate other available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules. While the Company is exercising diligent efforts to maintain the listing of its Common Stock and warrants on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the foregoing or other Nasdaq listing standards.

In addition, the Company is aware of a proposed new Nasdaq rule filed with the SEC on January 13, 2026, that would require listed companies to maintain a minimum market value of listed securities of at least $5 million. Under the proposed rule, if a company’s market value of listed securities falls below $5 million for 30 consecutive business days, Nasdaq would immediately suspend trading and delist the company’s securities without a cure period and without a stay of suspension during any appeal. On March 11, 2026, the SEC designated a longer period under Section 19(b)(2) of the Exchange Act in which to act on the proposal, and extended the deadline to April 29, 2026. On April 28, 2026, the SEC issued an order instituting proceedings under Section 19(b)(2)(B) of the Exchange Act to determine whether to approve or disapprove the proposed rule change, which was published in the Federal Register on May 1, 2026. The institution of proceedings does not indicate that the SEC has reached any conclusion on the proposed rule but does signal additional review. Under the Commission’s procedural framework, a final decision on the proposed rule is not expected before June 2026. Based on the Company’s current stock price and number of shares outstanding as of the date of this filing, the Company may not be in compliance with this proposed requirement at the time of its adoption and could be subject to immediate delisting as soon as 30 consecutive business days after the rule takes effect.

There can be no assurance that the Company will maintain compliance with these or any other Nasdaq listing requirements in the future. Failure to do so could ultimately result in the delisting of the Company’s common stock, which would adversely affect stockholders’ ability to trade their shares and the Company’s ability to raise capital.

Note 16 - Subsequent Events

The Company has evaluated events and transactions occurring after March 31, 2026, through (the date these financial statements were issued), and has identified the following matters requiring disclosure. Unless otherwise noted, these are non-recognized subsequent events under ASC 855-10 that do not adjust amounts in March 31, 2026 financial statements but are material enough to warrant disclosure.

On May 6, 2026, the Company notified the holders of its Series B Convertible Preferred Stock and the Series B Warrants of voluntary reductions to the conversion price of the Series B Convertible Preferred Stock and the cash exercise price of the Series B Warrants. From May 6, 2026 through July 31, 2026, the conversion price of the Series B Preferred Stock will be voluntarily reduced from $1.5528 to $0.65 per share, and the cash exercise price of the Series B Warrants will be voluntarily reduced from $1.5528 to $0.65 per share from the date on which the Reset Registration Statement is declared effective by the SEC until July 31, 2026. If all the Series B Warrants are exercised, the aggregate gross proceeds will be approximately $15.5 million; however, there is no assurance that any holders will elect to exercise their Series B Warrants or convert their Series B Convertible Preferred Stock during the applicable reduction periods.

The Series B Convertible Preferred Stock and Series B Warrants continue to qualify for equity classification under ASC 815-40 and ASC 480 and will not be remeasured as a result of these voluntary reductions. Consistent with the down-round provisions of the Series B Convertible Preferred Stock and the Series B Warrants and ASC 260-10, as amended by ASU 2017-11, the incremental value transferred to holders is measured as the difference between the fair value of the instruments immediately before and immediately after the reductions. This transaction will be recognized as a deemed dividend, reducing income available to common stockholders in the computation of basic and diluted loss per share. The deemed dividend is a non-cash item and will have no effect on the Company’s net loss, total stockholders’ equity, or cash flows from operations.

Subsequent to March 31, 2026, the Company has continued to draw on its ELOC, under which the Company may raise up to $150.0 million through the issuance of shares of its common stock. The Company issued 648,771 shares of Common Stock under the ELOC after March 31, 2026, receiving gross proceeds of approximately $0.5 million at average share price of $0.73. These transactions will be reflected in the Company’s unaudited condensed financial statements for the three and six months ended June 30, 2026.

Subsequent to March 31, 2026, the Company issued 1,301,538 common shares after receiving conversion notices for 846 shares of Series B Convertible Preferred Stock from shareholders.

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

Overview

The Company was founded in 2015 by Partner Colorado Credit Union (“PCCU”) and is headquartered in Golden, Colorado. We operate a proprietary compliance technology platform that enables financial institutions to provide banking and lending services to cannabis related businesses (“CRBs”) operating legally under applicable state law.

Because cannabis remains a federally controlled substance under the Controlled Substances Act (“CSA”), most financial institutions have historically been unwilling to serve CRBs, creating significant demand for the compliance infrastructure and risk management services we provide. We are not a bank or credit union and do not hold customer deposits. Instead, we provide compliance monitoring, onboarding, and reporting services that allow our financial institution clients to accept and maintain CRB deposit accounts in a manner consistent with Bank Secrecy Act (“BSA”) requirements, FinCEN guidance, and applicable anti-money laundering regulations.

Through our financial institution clients, we facilitate access to business checking and savings accounts, cash management, commercial lending, remote deposit, automated clearing house payments, wire transfers, and courier services through third-party relationships. By enabling CRBs to deposit cash receipts through regulated financial institutions, our platform helps to reduce the safety risks associated with high cash volumes and gives CRBs access to financial tools that help them operate more efficiently. In select markets, we also license our Program to other financial institutions, providing them know your customer due diligence tools, compliance monitoring, program management support, and regulatory exam assistance.

We generate revenue primarily through account fee income based on the number of active accounts and the size of deposit balances in such accounts, loan program income on CRB loans we source and service on behalf of our financial institution clients, and investment income earned on CRB-related deposits held at those institutions. Since 2015, the Company has assisted in the processing of more than $36.0 billion in cannabis-related depository funds and has supported its financial institution clients through more than 25 state and federal banking examinations.

Relationship with PCCU

PCCU is the Company’s primary financial institution client and the source of a significant majority of its revenue. The relationship is governed by the Second Amended CAA, which replaced the First Amended Commercial Alliance Agreement (the “First Amended CAA”) effective October 1, 2025.

The First Amended CAA introduced several significant changes to the Commercial Alliance Agreement, including (i) the elimination of the Company’s indemnification obligations for loan-related losses, (ii) a reduction in the Company’s loan program income share to approximately 35% to reflect the incremental risk absorbed by PCCU in connection with the elimination of our indemnification obligations, (iii) the replacement of a multiple per-account fee structure with a single asset hosting fee equal to 1.00% of average daily CRB deposit balances that increased to 1.30% in the event balances exceeded $130 million, and (iv) us receiving 100% of investment income on CRB deposits.

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

Federal Regulatory Developments — Rescheduling to Schedule III

The federal regulatory environment for cannabis continues to evolve in ways the Company believes are material to its industry. In August 2023, the U.S. Department of Health and Human Services recommended that the Drug Enforcement Administration (“DEA”) reschedule cannabis from Schedule I to Schedule III of the CSA, and in May 2024 the U.S. Department of Justice (“DOJ”) issued a Notice of Proposed Rulemaking to that effect, although the rescheduling process was stayed and effectively stalled for much of 2025. On December 18, 2025, President Trump signed an Executive Order directing the Attorney General to expeditiously complete the rulemaking process to reschedule cannabis to Schedule III. On April 23, 2026, the DOJ issued a final order rescheduling Food and Drug Administration-approved cannabis products and products regulated under state medical marijuana licenses to Schedule III, and the DEA is scheduled to hold an expedited administrative hearing beginning on June 29, 2026 and concluding not later than July 15, 2026 to consider broader rescheduling from Schedule I to Schedule III. Legal challenges are anticipated, and the ultimate timing of any final rule remains uncertain. The Company believes the most financially material consequence of rescheduling would be the elimination of Section 280E of the Internal Revenue Code, which currently prohibits cannabis businesses from deducting ordinary and necessary business expenses and results in effective federal tax rates materially higher than those of other industries, and its elimination could improve cash flows and profitability for state-legal cannabis operators.

Key Metrics

In addition to the measures presented in our consolidated financial statements, management regularly monitors certain operational and non-GAAP financial measures to evaluate business performance. These metrics are described below.

Non-GAAP Financial Measures

In addition to financial measures prepared in accordance with GAAP, this Form 10-Q contains non-GAAP financial measures that management believes are useful in understanding our results of operations and financial position. For each non-GAAP measure presented, we have provided a reconciliation to the most directly comparable GAAP financial measure.

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

A reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows:

For The Three Months Ended March 31,	2026	2025
Net loss	$(1,779,217)	$(827,199)
Interest expense	4,580	112,786
Amortization of share-based consulting services	52,750	-
Amortization of contract asset	129,072	-
Depreciation and amortization	-	1,441
EBITDA	(1,592,815)	(712,972)
Other adjustments:
Credit benefit	(316,576)	-
Change in the fair value of warrants	(16,599)	(1,116,082)
Change in the fair value of deferred consideration	-	(161,000)
Loss on ELOC share settlements	27,880	-
Stock based compensation	58,908	762,811
Adjusted EBITDA	$(1,839,202)	$(1,227,243)

Discussion of Adjusted EBITDA Results

For the three months ended March 31, 2026, EBITDA was $(1.6) million, compared to $(0.7) million for the three months ended March 31, 2025. Adjusted EBITDA was $(1.8) million and $(1.2) million for the three months ended March 31, 2026 and March 31, 2025, respectively, reflecting a decrease of $0.6 million. The decrease was driven by higher operating expenses, primarily reflecting increased compensation from strategic hires, alongside higher marketing spend and reduction in options grants to the board of directors vested immediately.

Management’s focus for the remainder of 2026 is on improving client retention through the Company’s expanded lending capabilities, enhanced client service technology, and continued new account development supported by new marketing initiatives and customer acquisition processes.

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

For The Three Months Ended March 31,		2026	2025	Change	Change (%)
Average deposit balance	(1)	$105,360,624	$97,023,799	$8,336,825	8.6%
Trailing 14-day average account balance	(2)	$104,605,687	$107,781,165	$(3,175,478)	(2.9)%
Account fees	(3)	$723,224	$882,840	$(159,616)	(18.1)%
Average active accounts	(4)	763	782	$(19)	(2.4)%
Average account balance	(5)	$138,027	$124,071	$13,956	11.2%
Average fees per account	(6)	$947	$1,129	$(182)	(16.1)%

(1)	For the three-month ended March 31, 2026, represents the average deposit balance over the period; For the period ended March 31, 2025 represents the average of monthly ending account balances. This represents the average balance for the relevant revenue generating period.
(2)	Represents the average balance for the 14 calendar days ending on March 31, which represents a period end balance that smooths our clients’ two-week payroll cycles.
(3)	Reported account activity fee revenue.
(4)	Represents the average of ending active accounts for each of the three months therein.
(5)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.
(6)	Represents the average of account activity fee revenue for the three months therein.

Average active accounts decreased by 2.4% as of March 31, 2026. The accounts lost had lower average balances than the accounts added, resulting in an increase in the average account balance. However, average account fee revenue declined despite growth in total deposit balances, primarily due to the reduction in average fee revenue per account.

Components of our Results of Operations

Revenue

The Company generates revenue through four primary streams. Account fee income consists of fees charged to financial institution clients based on the number of active CRB accounts managed, account-level transaction activity, and deposit balances. These fees compensate the Company for providing BSA compliance monitoring, onboarding, account management, and related regulatory reporting services. Loan program income represents the Company’s contractual share of interest earned on CRB loans originated and serviced by the Company on behalf of its financial institution clients, primarily PCCU. The Company’s share of loan program income is currently determined in accordance with the Second Amended CAA. Investment income represents interest earned on CRB deposit balances held at financial institution clients and is based on the prevailing market rates applied to those balances. In addition, the Company earns fees from licensing its proprietary Program to other financial institutions and from ancillary services provided to businesses serving the cannabis industry.

Operating Expenses

Operating expenses consist of compensation and employee benefits, professional services, general and administrative expenses, rent expense, and provision (benefit) for credit losses.

●	Compensation and employee benefits consist of employee wages, payroll taxes, employee benefits, and non-cash stock-based compensation. Stock-based compensation has increasingly been used as a component of total compensation to preserve cash and align employee and consultant incentives with the performance of the Common Stock.

●	Professional services consist of legal fees, audit and accounting fees, general consulting fees, and board-related fees. Legal fees include both ongoing corporate legal services and costs associated with the Company’s active litigation matters.

●	General and administrative expenses include the asset hosting fee paid to PCCU under the First Amended CAA or the Second Amended CAA, as applicable, insurance, advertising and marketing, travel and entertainment, and other office and operating expenses. The asset hosting fee represents consideration paid to PCCU for access to its banking platform, regulated deposit infrastructure, and bank charter and is one of the largest components of general and administrative expenses. See “Related Party Relationships.”

●	Rent expense reflects the cost of the Company’s corporate office. The Company closed its Arkansas office during 2025, thereby reducing its ongoing rent obligations.

●	Provision (benefit) for credit losses reflects the Company’s estimated losses on loans it is obligated to indemnify. Under the Second Amended CAA, we receive up to 65% of loan program income generated by PCCU’s CRB loan portfolio. In exchange, we are obligated to indemnify PCCU for up to 65% of net losses of a default on any loan covered by the Second Amended CAA. This obligation has no maximum dollar limit and covers principal, accrued interest, fees, legal costs, collection costs, and collateral disposition costs, net of any recoveries.

Discussion of our Results of Operations Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenue

For The Three Months Ended March 31,	2026	2025	Change ($)	Change (%)
Account fee income	$868,629	$1,072,465	$(203,836)	(19.0)%
Safe Harbor Program income	19,230	19,230	-	0.00%
Investment income	246,908	300,435	(53,527)	(17.8)%
Loan program income	840,672	540,222	300,450	55.6%
Total revenue	$1,975,439	$1,932,352	$43,087	2.2%

Account fee income

Account fee income decreased by $0.2 million, or 19.0%, for the three months ended March 31, 2026, compared to the same period in 2025. The decline was primarily due to a merchant service partner renegotiating its revenue-sharing arrangement on less favorable terms, which reduced account fee income by approximately $0.15 million year over year. In addition, client attrition and lower average fees collected from PCCU-hosted clients contributed approximately $0.05 million to the overall decrease.

Investment income

Investment income represents interest earned on net investable CRB deposit balances held at partner financial institutions. The rate of return on these balances is directly benchmarked to the Interest on Reserve Balances (“IORB”) rate published by the Federal Reserve Bank of Kansas City. Under the Company’s agreements, investment income is calculated daily on net investable CRB deposit balances and paid monthly in arrears.

Investment income was $0.2 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025, a decrease of $0.05 million, or 17.8%. The net average daily investable deposit base grew to $45.0 million from $34.5 million between those periods, but the benefit of that growth was more than offset by a decline in the IORB rate from 4.40% to 3.65%. .

Loan program income

Loan program income was generated primarily from CRB loans originated by PCCU and underwritten and serviced by the Company under the First Amended CAA for the period ended March 31, 2025 and the Second Amended CAA for the period ended March 31, 2026.

For the three months ended March 31, 2026, the Company serviced twenty-two loans, compared to twenty-three loans for the same period in 2025. Loan program income attributable to PCCU activities totaled $0.8 million for the three months ended March 31, 2026, compared to $0.5 million for the three months ended March 31, 2025. The increase was primarily driven by the Second Amended CAA, which increased the Company’s share of loan program income to 65% from approximately 35% under the First Amended CAA. In addition, the loan portfolio was $51.5 million as of March 31, 2026, compared to $56.8 million as of March 31, 2025, a decrease of $5.3 million. The weighted average interest rate for the three months ended March 31, 2026 was approximately 10.3% and was 10.2% for the three months ended March 31, 2025.

Operating expenses

For The Three Months Ended March 31,	2026	2025	Change ($)	Change (%)
Compensation and employee benefits	$1,660,658	$1,372,481	$288,177	21.0%
General and administrative expenses	1,068,400	990,826	77,574	7.8%
Professional services	1,145,809	1,499,534	(353,725)	(23.6)%
Rent expense	51,432	61,006	(9,574)	(15.7)%
Amortization of contract asset	129,072	-	129,072	100%
Credit loss (benefit) expense	(316,576)	-	(316,576)	100%
Total operating expenses	$3,738,795	$3,923,847	$(185,052)	(4.7)%

Total operating expenses

Total operating expenses decreased by $0.2 million, or 4.7%, to $3.7 million for the three months ended March 31, 2026, compared to $3.9 million for the same period in 2025. The decrease was primarily driven by lower professional services expenses due to reduced stock awards to directors and a release of credit loss provisions resulting from the systematic release of liability and remeasurement reflecting changes in risk ratings. These reductions were partially offset by higher amortization of contract assets in line with scheduled amortization and increased compensation and employee benefits expenses, driven by higher average staff costs and employee bonus accruals.

Compensation and employee benefits

Compensation and employee benefits expenses increased by $0.3 million, or 21.0%, to $1.7 million for the three months ended March 31, 2026, compared to $1.3 million for the same period in 2025. The increase was primarily driven by higher bonus accruals and increased employee salaries, including costs associated with the acquisition of LBMW LLC (d/b/a 420 IT Solutions), which contributes approximately $0.5 million annually plus fringe benefits to compensation expense. The rise in expenses also reflects the full-period impact of hiring of additional personnel to support the Company’s strategic initiatives, including expanding lending capabilities, developing managed business solutions, and enhancing beyond-banking services. These increases were partially offset by a decrease in stock-based compensation expense related to a prior stock grant issued to an executive.

General and administrative expenses

General and administrative expenses increased by $0.07 million, or 7.8%, to $1.1 million for the three months ended March 31, 2026, compared to $1.0 million for the three months ended March 31, 2025. The increase was primarily due to marketing activities and was offset by lower asset hosting fees under the Second Amended CAA.

Professional services

Professional services expenses decreased by $0.4 million, or 23.6%, to $1.1 million for the three months ended March 31, 2026, compared to $1.5 million for the same period in 2025. The decrease was primarily driven by a reduction in fully vested stock-based awards issued to the board of directors, as no stock options were issued during the three months ended March 31, 2026. This reduction was partially offset by an increase in one-time cash bonuses awarded to directors and higher legal fees associated with the Abaca litigation.

Rent expense

Rent expense decreased by $0.01 million, or 15.7%, to $0.05 million for the three months ended March 31, 2026, from $0.06 million for the three months ended March 31, 2025, primarily due to the closure of the Company’s Arkansas office during 2025.

Amortization of contract asset

The Company capitalized costs as a contract asset to secure the Second Amended CAA related to the (i) stand-ready guarantee liability and (ii) financial indemnification liability discussed in Note 6 to the Company’s unaudited condensed consolidated financial statements in this Form 10-Q. Amortization of contract costs was $0.1 million for the three months ended March 31, 2026, compared to $0 for the three months ended March 31, 2025. It represents the straight-line amortization of the cost to acquire a contract asset recognized as of October 1, 2025, the effective date of the Second Amended CAA.

Credit loss (benefit) expense

The Company recognized a benefit of $0.3 million for the three months ended March 31, 2026, compared to no credit loss benefit for the three months ended March 31, 2025.

In accordance with ASC 460, the stand-ready guarantee liability is recognized on a straight-line basis over a weighted-average remaining loan maturity of three years. During the three months ended March 31, 2026, the Company reduced the stand-ready guarantee liability by $0.2 million, which was recognized as a benefit within operating expenses in the consolidated statement of operations. In addition, the Company remeasured its expected credit loss liability under ASC 326 and identified a downward change in the internal risk ratings of a loan as of March 31, 2026, resulting in a $0.1 million reduction in the liability, which was also recognized as a credit benefit in operating expenses.

Other Income (Expenses)

For The Three Months Ended March 31,	2026	2025	Change	Change %
Change in the fair value of deferred consideration	$-	$161,000	$(161,000)	100.0%
Interest expense	(4,580)	(112,786)	108,206	95.9%
Loss on ELOC share settlements	(27,880)	-	(27,880)	100.0%
Change in fair value of warrant liabilities	16,599	1,116,082	(1,099,483)	(98.5)%
Total Other Income (Expenses)	$(15,861)	$1,164,296	$(1,180,157)	(101.4)%

Total other income (expenses) was ($0.02) million for the three months ended March 31, 2026, compared to total other income (expenses) of $1.1 million for the three months ended March 31, 2025, representing a decline of $1.2 million year over year. This change was primarily attributable to a $1.1 million decrease in the change in fair value of the warrant liability.

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

For the three months ended March 31, 2025, the Company recognized a gain of $0.2 million, primarily resulting from a decline in the Company’s stock price during 2025, which reduced the fair value of the third-anniversary payment obligation prior to its settlement. The third-anniversary payment of $1.5 million was settled in full on October 3, 2025 through the non-cash issuance of 37,517 shares of the Company’s Common Stock at the contractual floor price of $40.00 per share. As a result of this settlement, the deferred consideration liability was fully extinguished.

Interest Expense

Interest expense for the period ended March 31, 2026 primarily relates to financing an insurance policy. For the three months ended March 31, 2025 interest expense was due to the Senior Secured Promissory Note to PCCU (the “PCCU Note”).

Loss on ELOC share settlements

For the period ended March 31, 2026, loss on ELOC share settlements were $0.03 million. This represents the difference between the stock price on the trading date and the settlement date, multiplied by the number of shares.

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

For the period ended March 31, 2026, the Company recognized a gain of $0.02 million from changes in the fair value of warrant liabilities, compared to a gain of $1.1 million for the period ended March 31, 2025. The $1.0 million decrease year over year was due to a reduction in the aggregate fair value of outstanding warrant liabilities, driven by changes in the Company’s stock price during the period. As of March 31, 2026, all outstanding warrants were out of the money.

Financial Condition

Cash and cash equivalents

Cash and cash equivalents totaled $5.9 million as of March 31, 2026, and $6.8 million as of December 31, 2025.

Cash flows

For the three months ended March 31, 2026, the Company used $1.1 million of cash in operating activities. Operating cash flows for the three months ended March 31, 2026 improved as compared to the three months ended March 31, 2025 primarily due to changes to operating assets and liabilities that totaled $0.8 million, which were offset by net loss of $1.8 million and $0.07 million reduction from non-cash adjustments to reconcile net loss to net cash used in operating activities. For the period ended March 31, 2025, the Company used approximately $1.1 million of cash from operating activities, including net loss of $0.8 million and non-cash adjustments to reconcile net income to net cash used in operating activities of $0.5 million that were offset by $0.2 million of changes to operating cash assets and liabilities.

For the three months ended March 31, 2026 and March 31, 2025, the cash flow from investing activities was nil.

For the period ended March 31, 2026, the Company had $0.2 million of cash from financing activities. This was mainly from the proceeds from sales under the ELOC (as defined below). For the period ended March 31, 2025, the Company used $0.3 million for the repayment of the PCCU Note.

Liquidity

Liquidity refers to our ability to meet anticipated cash demands, including funding operations, servicing contractual obligations, and covering other routine business expenditures. Our primary cash outflows include operating costs and general business expenditures. The main source of our liquidity continues to be cash inflows generated from operational performance. As of March 31, 2026, we do not have significant capital investment commitments.

Under ASC 205-40, Presentation of Financial Statements: Going Concern, we are required to evaluate at each annual and interim reporting period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued, and, if substantial doubt is raised, whether our plans to mitigate those conditions, when considered in the aggregate, alleviate that doubt.

As of March 31, 2026, we had cash and cash equivalents of $5.9 million and net working capital of $5.5 million. We have incurred recurring losses from operations and negative cash flows from operations, including an operating loss of $1.8 million and net cash used in operating activities of $1.1 million for the three months ended March 31, 2026, and an accumulated deficit of $124.7 million as of March 31, 2026. These conditions, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

Management has developed and is implementing a series of measures intended to preserve liquidity, including (i) the increased share of loan program income under the Second Amended CAA, effective October 1, 2025, (ii) access to the $150.0 million ELOC entered into on September 17, 2025 (subject to customary conditions, including the absence of a Material Adverse Effect), (iii) identified cost-reduction measures available to management if operating conditions deteriorate, and (iv) bi-weekly cash flow monitoring against a 52-week rolling forecast.

Notwithstanding these measures, we continue to incur operating losses and negative cash flows from operations, and our ability to access the ELOC and execute on our expense-management plans involves elements outside of management’s sole control. Accordingly, management has concluded that its plans, considered in the aggregate, do not alleviate the substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Litigation

On October 17, 2024, the Company filed a complaint in the Denver County, Colorado District Court (the “District Court”), captioned SHF Holdings, Inc. v. Daniel Roda, Gregory W. Ellis, and James R. Carroll, Case No. 2024CV33187. The lawsuit arises from a dispute over the terms of the Company’s October 2022 acquisition of Rockview Digital Solutions, Inc. d/b/a Abaca (“Abaca”) pursuant to a merger agreement (the “Merger Agreement”) that was subsequently amended in November 2022 and in October 2023 (the “Second Amendment”).

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

On November 21, 2024, at the Company’s request, the disputed merger payment of $3.0 million was deposited into the Denver County, Colorado District Court’s registry pending resolution of the dispute. This amount has been reflected in the Company’s unaudited condensed consolidated balance sheet.

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

On April 23, 2026, the District Court issued an omnibus order on cross-motions for summary judgment in the matter.

The Court denied the Company’s motion for summary judgment in its entirety. The Court granted the counterclaim plaintiffs’ cross-motion in part, primarily ruling that the Second Amendment to the Merger Agreement is void ab initio under Section 251(d) of the Delaware General Corporation Law, and because of that ruling, that the Company breached the original Merger Agreement with respect to the first anniversary parent shares. Damages on this counterclaim is set for trial on August 10-11, 2026. The Court also denied both parties’ motions on the counterclaim concerning the second anniversary cash consideration payment of $3.0 million and denied the counterclaim plaintiffs’ motion on the Company’s declaratory judgment claim; those claims are also set for trial on August 10–11, 2026. The Court’s order is not a final, appealable order under C.R.C.P. 54(b).

The $3.0 million previously deposited into the Court’s registry in November 2024 remains reflected in the Company’s condensed consolidated financial statements. The Company intends to continue defending its positions vigorously. Given the preliminary stage of the damages proceedings and the matters remaining for trial, the range of loss is $0 to $7.8 million. An adverse resolution could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

In addition, the Company may evaluate the possibility of a negotiated resolution of the dispute. In the event of a negotiated resolution, the Company’s ability to fund any payments owed in cash may be materially constrained by the terms of the previously disclosed Equity Line of Credit, as amended (“ELOC”), and the Company’s Series B Convertible Preferred Stock. Litigation is inherently uncertain, and there can be no assurance that any negotiated resolution will be reached or that the terms of any such resolution are favorable to the Company. See Part II, Item 1A. “Risk Factors-Recent developments in shareholder litigation against us on certain counterclaims could result in a material adverse effect on our financial position, results of operations, and cash flows.

Critical Accounting Estimates

As of March 31, 2026, there were no significant changes in the application or the nature of accounting estimates that are considered critical in nature from those presented in our Annual Report on Form 10-K.

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

Smaller Reporting Company

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, which allows us to take advantage of certain exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of our Common Stock held by non-affiliates exceeds $250.0 million as of the prior June 30, and (ii) our annual revenue exceeded $100.0 million during such completed fiscal year or the market value of the shares of our Common Stock held by non-affiliates exceeds $700.0 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statement with other public companies difficult or impossible.

Internal Control Over Financial Reporting

In connection with our management assessment of internal control over financial reporting as of and for the three months ended March 31, 2026, the Company has identified material weaknesses within our internal controls over financial reporting. Refer to Item 4A of this document for additional details.

For the three months ended March 31, 2026, the material weakness related to the completeness and accuracy of account activity fee income has been remediated, however sufficient time has not elapsed to conclude that the related controls are operating effectively.

Related Party Relationships

PCCU is a related party because it held approximately 24% of the Company’s Common Stock as of March 31, 2026, holds approximately 43.3% of the Series B Preferred Stock and Series B Warrants as of the date hereof, and serves as the federally regulated credit union through which the Company’s CRB clients hold their deposit accounts and obtain loans. Because PCCU holds the majority of the Company’s client deposits and has the ability to significantly influence the Company’s management and operating policies, all transactions and arrangements between the Company and PCCU are disclosed as related party transactions in accordance with ASC 850 and SEC Regulation S-X. However, as of May 21, 2025, PCCU no longer has contractual rights to appoint members to the Board of Directors.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer / Chief Financial Officer and our Principal Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer / Chief Financial Officer and Principal Accounting Officer concluded that, solely due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2026.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified, during the fourth quarter of 2025, a material weakness in internal control over financial reporting related to the Company’s loan documentation and expected credit loss estimation process (the “Loan Documentation Material Weakness”). This material weakness arose in connection with the Company’s initial recognition, under the Second Amended CAA effective October 1, 2025, of a stand-ready guarantee liability at fair value under ASC 460 and an expected credit loss liability under ASC 326-20. Both measurements rely on underlying CRB loan documentation maintained as part of the Company’s credit administration responsibilities under the Second Amended CAA. In connection with the year-end audit, certain loan documentation used in connection with these measurements was identified as out of date or inconsistent with the terms of the underlying loans. The Loan Documentation Material Weakness remained outstanding as of March 31, 2026.

While the Company’s valuation conclusions with respect to the stand-ready guarantee liability and the expected credit loss liability were determined to be fairly stated as of March 31, 2026, the absence of a formalized loan documentation review and maintenance process represents a control deficiency that, if not remediated, could result in a material misstatement of the Company’s indemnification liability under ASC 460 or its expected credit loss liability under ASC 326-20 in future periods.

Status of Previously Remediated Material Weakness

As also disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the previously identified material weakness related to the completeness and accuracy of account activity fee income earned on CRB deposits held at PCCU has been remediated. As of March 31, 2026, sufficient time has not yet elapsed to enable management to conclude that the related controls are operating effectively. Management will continue to monitor the operating effectiveness of these controls during 2026.

Remediation of Loan Documentation Material Weakness

Management is actively engaged in remediating the Loan Documentation Material Weakness. As described in the Company’s Annual Report on Form 10-K, the remediation plan includes the design and implementation of a standardized loan documentation checklist intended to ensure that all relevant inputs are consistently captured and considered in the Company’s measurement of the stand-ready guarantee liability under ASC 460 and the expected credit loss liability under ASC 326-20. During the three months ended March 31, 2026, the Company hired a consultant to review the loan program. Management expects to complete the full implementation of the remediation plan by the third quarter of 2026. The material weakness will not be considered remediated until the applicable controls have been designed and have operated effectively for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above with respect to the Loan Documentation Material Weakness, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, Management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. For additional information regarding certain legal proceedings, see “Abaca – Denver County District Court” in NOTE 15 – COMMITMENTS AND CONTINGENCIES to the Company’s consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

Recent developments in shareholder litigation against us on certain counterclaims could result in a material adverse effect on our financial position, results of operations, and cash flows.

As previously disclosed in a Current Report on Form 8-K filed with the SEC, on April 23, 2026 the District Court granted summary judgment against us on counterclaims relating to the validity of the Second Amendment and our payment of the first anniversary parent shares, with damages to be determined at a future hearing. Additional claims, including a counterclaim concerning the $3.0 million second anniversary cash consideration payment and our declaratory judgment claim, are set for trial on August 10th and 11th of this year. We intend to defend our positions vigorously and to pursue all available legal options, but we may not prevail at trial or on any appeal that may become available.

The ultimate resolution of the litigation could result in damages, settlement payments, or other obligations that are material to us. Our ability to fund any such payment in cash may be materially constrained by the terms of the ELOC or our Series B Convertible Preferred Stock. The $3.0 million previously deposited into the District Court’s registry remains reflected in our condensed consolidated financial statements pending resolution of the related claims and is not currently available for our general operating or strategic use. An adverse outcome could have a material adverse effect on our business, financial position, results of operations, cash flows, liquidity, the trading price of our securities, and our ability to regain or maintain compliance with applicable Nasdaq listing standards. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Litigation” for additional details.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company issued 223,962 shares of Common Stock under the ELOC and received net proceeds of $172,070 with an average price per share of $0.77. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 20, 2026, Sundie Seefried resigned from the Board of Directors, effective immediately.

On April 22, 2026, the Board approved an increase in its size from five to six directors and appointed Tyler Klimas as a Class III director and Sean Tonner as a Class II director, with both appointments effective immediately. On May 8, 2026, Mr. Klimas was appointed to the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, and was also named Chair of the Nominating and Corporate Governance Committee. On the same day, Mr. Tonner was appointed to the Compensation Committee and the Nominating and Corporate Governance Committee and was named Chair of the Compensation Committee. Both directors will receive compensation in accordance with the Company’s outside director compensation program, prorated for any partial year of service.

On May 6, 2026, the Company notified the holders of its Series B Convertible Preferred Stock and the Series B Warrants of voluntary reductions to the conversion price of the Series B Convertible Preferred Stock and the cash exercise price of the Series B Warrants. From May 6, 2026 through July 31, 2026, the conversion price of the Series B Preferred Stock will be voluntarily reduced from $1.5528 to $0.65 per share, and the cash exercise price of the Series B Warrants will be voluntarily reduced from $1.5528 to $0.65 per share from the date on which the registration statement filed on May 6, 2026 is declared effective by the SEC until July 31, 2026. If all the Series B Warrants are exercised, the aggregate gross proceeds will be approximately $15.5 million; however, there is no assurance that any holders will elect to exercise their Series B Warrants or convert their Series B Convertible Preferred Stock during the applicable reduction periods.

On May 8, 2026, Richard Carleton informed the Board of Directors of his decision not to be considered for reelection to the Board at the Company’s 2026 annual meeting of stockholders.

During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 29, 2022).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 20, 2025).
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 10, 2025).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
3.5	Certificate of Designation of Series B Preferred Stock of SHF Holdings, Inc., dated September 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
3.6	Amendment to SHF Holdings, Inc. Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 10, 2025).
10.1	Second Amended and Restated Commercial Alliance Agreement, dated February 4, 2026, by and between the Company and PCCU (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2026).
31.1*	Certification of Principal Executive Officer and Principal Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer Pursuant to Securities and Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certificate of Principal Executive Officer and Principal Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certificate of Accounting Principal Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Terrance E. Mendez	Chief Executive Officer and Chief Financial Officer	May 15, 2026
Terrance E. Mendez	(Principal Executive Officer)

/s/ Douglas Beck	Principal Accounting Officer, Senior Vice President of Finance	May 15, 2026
Douglas Beck	(Principal Financial and Accounting Officer)

