Form 10-Q
period 2026-06-30
SHF Holdings, Inc.
filed 2026-08-07
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, there were 12,332,955 shares of the Company’s Class A Common Stock, par value $0.0001 per share, outstanding.

SHF HOLDINGS, INC.

2

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

3

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

● Our primary financial institution partner, Partner Colorado Credit Union (“PCCU”), is subject to certain regulations and regulatory capital requirements that could limit deposit growth and loan capacity;

4

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

5

PART I – FINANCIAL INFORMATION

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current Assets:
Cash and cash equivalents	$5,729,576	$6,779,040
Accounts receivable – trade	21,010	31,376
Accounts receivable – related party	683,887	1,009,483
Prepaid expenses	532,632	862,400
Contract asset	516,283	516,283
Other current assets	3,454,688	3,000,000
Total Current Assets	10,938,076	12,198,582
Operating lease right to use asset	469,017	547,186
Investment in preferred securities	-	1,450,000
Prepaid expenses	233,783	414,329
Contract asset	2,323,273	2,581,417
Other assets	189,155	15,510
Total Assets	$14,153,304	$17,207,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$530,398	$189,828
Accounts payable-related party	158,725	171,365
Accrued expenses	824,169	1,310,463
Deferred revenue	-	15,415
Operating lease liability	189,902	181,963
Deferred consideration	3,000,000	3,000,000
Stand-ready guarantee liability	711,670	711,667
Financial indemnification liability	232,516	433,968
Other current liabilities	562,388	485,055
Total Current Liabilities	6,209,768	6,499,724
Stand-ready guarantee liability	889,468	1,245,416
Financial indemnification liability	512,506	657,804
Operating lease liability	432,172	528,552
Warrant liabilities	8,423	39,620
Total Liabilities	$8,052,337	$8,971,116
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 issued and outstanding on June 30, 2026, and December 31, 2025, respectively	-	-
Series B Convertible Preferred Stock, $.0001 par value, 35,000 shares authorized, 27,134 and 30,808 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Class A Common Stock, $.0001 par value, 1,000,000,000 shares authorized, 12,332,955 and 4,281,523 issued and outstanding on June 30, 2026, and December 31, 2025, respectively	1,233	428
Additional paid-in capital	132,308,726	131,152,020
Accumulated deficit	(126,208,995)	(122,916,543)
Total Stockholders’ Equity	$6,100,967	$8,235,908
Total Liabilities and Stockholders’ Equity	$14,153,304	$17,207,024

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,934,740	$1,845,334	$3,910,179	$3,777,686
Operating Expenses:
Compensation and employee benefits	1,477,615	1,583,051	3,138,273	2,955,532
Professional services	792,804	712,337	1,938,613	2,211,871
Rent expense	60,971	63,185	112,403	124,191
Amortization of contract asset	129,072	-	258,144	-
Credit benefit	(386,119)	-	(702,695)	-
General and administrative expenses	886,751	457,803	1,955,151	1,448,629
Total operating expenses	2,961,094	2,816,376	6,699,889	6,740,223
Operating loss	(1,026,354)	(971,042)	(2,789,710)	(2,962,537)
Other (Expenses) Income:
Change in fair value of warrant liabilities	14,598	138,158	31,197	1,254,240
Change in fair value of deferred consideration	-	(40,960)	-	120,040
Net loss on disposal of securities	(340,408)	-	(340,408)	-
Issuance cost from the sale of the ELOC	(182,229)	-	(210,109)	-
Interest expense	(2,290)	(115,341)	(6,870)	(228,127)
Interest income	23,448	-	23,448	-
Total other (expenses) income	(486,881)	(18,143)	(502,742)	1,146,153
Net loss before income tax	(1,513,235)	(989,185)	(3,292,452)	(1,816,384)
Income tax benefit	-	58,470	-	58,470
Net loss	(1,513,235)	(930,715)	(3,292,452)	(1,757,914)
Deemed dividends	(981,146)	-	(1,068,758)	-
Net loss attributable to common stockholders	$(2,494,381)	$(930,715)	$(4,361,210)	$(1,757,914)
Weighted average shares outstanding, basic and diluted	6,928,023	2,826,468	5,647,674	2,806,841
Basic and diluted net loss per share	$(0.36)	$(0.33)	$(0.77)	$(0.63)

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2026

	Preferred Stock			Convertible Preferred Stock Series B		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2026	111	$		30,808	$3	4,505,485	$451	$131,420,587	$(124,695,760)	$6,725,281
Stock compensation expense	-		-	-	-	-	-	41,523	-	41,523
Sales of Class A Common Stock	-		-	-	-	2,907,462	290	1,139,637	-	1,139,927
Amortization of share-based consulting services	-		-	-	-	-	-	31,624	-	31,624
Forfeiture of Series B Convertible Preferred Stock	-		-	(476)	-	-	-	(72,148)	-	(72,148)
Conversion of Series B Convertible Preferred Stock	-		-	(3,198)	-	4,920,008	492	(492)	-	-
Redemption of Series B Convertible Preferred Stock	-		-	-	-	-	-	(252,005)	-	(252,005)
Net loss	-		-	-	-	-	-	-	(1,513,235)	(1,513,235)
Balance, June 30, 2026	111		$-	27,134	$3	12,332,955	$1,233	$132,308,726	$(126,208,995)	$6,100,967

FOR THE THREE MONTHS ENDED JUNE 30, 2025

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2025	111	$-	2,786,538	$278	$104,633,059	$(121,582,744)	$(16,949,407)
Issuance of shares resulting from reverse stock split	-	-	39,930	4	(4)	-	-
Stock compensation expense	-	-	-	-	20,951	-	20,951
Net loss		-	-	-	-	(930,715)	(930,715)
Balance, June 30, 2025	111	$-	2,826,468	$282	$104,654,006	$(122,513,459)	$(17,859,171)

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Preferred Stock		Convertible Preferred Stock Series B		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	111	-	30,808	$3	4,281,523	$428	$131,152,020	$(122,916,543)	$8,235,908
Stock compensation expense	-	-	-	-	-	-	100,431	-	100,431
Sales of Class A Common Stock	-	-	-	-	3,131,424	313	1,339,564	-	1,339,877
Amortization of share-based consulting services	-	-	-	-	-	-	84,374	-	84,374
Forfeiture of Series B Convertible Preferred Stock	-	-	(476)	-	-	-	(72,148)	-	(72,148)
Conversion of Series B Convertible Preferred Stock	-	-	(3,198)	-	4,920,008	492	(492)	-	-
Redemption of Series B Convertible Preferred Stock	-	-	-	-	-	-	(295,023)	-	(295,023)
Net loss	-	-	-	-	-	-	-	(3,292,452)	(3,292,452)
Balance, June 30, 2026	111		27,134	$3	12,332,955	$1,233	$132,308,726	$(126,208,995)	$6,100,967

FOR THE SIX MONTHS ENDED JUNE 30, 2025

	Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	111	$-	2,783,667	$278	$108,467,253	$(120,755,545)	$(12,288,014)
Issuance of shares resulting from reverse stock split	-	-	39,930	4	(4)	-	-
Issuance of restricted stock	-		4,292	-	8,768	-	8,768
Stock withheld for net share settlement	-		(1,421)	-	-		-
Stock compensation expense	-		-		762,210	-	762,210
Reclassification of forward purchase receivable	-	-	-	-	(4,584,221)	-	(4,584,221)
Net loss	-	-	-	-	-	(1,757,914)	(1,757,914)
Balance, June 30, 2025	111	$-	2,826,468	$282	$104,654,006	$(122,513,459)	$(17,859,171)

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,292,452)	$(1,757,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	2,518
Net loss on disposal of securities	340,408	-
Amortization of contract asset	258,144	-
Amortization of prepaid consulting (Series B Preferred Stock)	84,374	-
Issuance cost from the sale of the ELOC	210,109	-
Stock compensation expense	100,431	783,762
Lease expense	(10,272)	(2,172)
Change in the fair value of deferred consideration	-	(120,040)
Credit benefit	(702,695)	-
Change in fair value of warrant	(31,197)	(1,254,240)
Changes in operating assets and liabilities:
Accounts receivable – trade	10,366	83,674
Accounts receivable – related party	325,596	385,168
Prepaid expenses	438,166	317,545
Accrued interest receivable	-	14,214
Other assets	(173,645)	(286,672)
Other current liabilities	(217,690)	(58,370)
Accounts payable	340,570	486,818
Accounts payable – related party	(12,640)	89,309
Accrued expenses	(486,294)	(480,811)
Contract liabilities	-	(18,127)
Deferred revenue	(15,415)	-
Net cash used in operating activities	(2,834,136)	(1,815,338)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and redemption of preferred securities	654,904	-
Net proceeds from loan repayment	-	6,545
Net cash provided by investing activities	654,904	6,545
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Class A common stock	1,129,768	-
Repayment of senior secured promissory note	-	(255,765)
Net share settlement for stock compensation expense	-	(12,771)
Net cash provided by (used in) financing activities	1,129,768	(268,536)
Net decrease in cash and cash equivalents	(1,049,464)	(2,077,329)
Cash and cash equivalents – beginning of period	6,779,040	2,324,647
Cash and cash equivalents – end of period	$5,729,576	$247,318
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reclassification of forward purchase receivable	$-	(4,584,221)
Receivable for unsettled ADTX sale	$454,688	-
Forfeiture of Series B shares related to consulting contract	$72,148	-
Accrued redemption payable to Series B holders	$295,022	$-
Supplemental Disclosure of Cash Flows Information
Interest paid	$6,870	$228,901

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

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2026 or other interim periods.

The condensed unaudited consolidated financial statements include the accounts of SHF Holdings, Inc. and its 100% wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

Liquidity and Going Concern

Liquidity refers to our ability to meet anticipated cash demands, including servicing debt, funding operations, maintaining assets, and covering other routine business expenses. Our primary cash outflows include operating costs, and general business expenditures. The sources of our liquidity include the cash inflows generated from operational performance, the sale of Common Stock pursuant to the Equity Line of Credit (the “ELOC”), and the sale of our investment in preferred shares of Aditxt, Inc. (“ADTX”), a publicly traded company.

As of June 30, 2026, the Company had no secured debt, cash and cash equivalents of $5.7 million, working capital of $4.7 million, and total stockholders’ equity of $6.1 million, which exceeds the minimum Nasdaq requirements. The Company has incurred recurring losses from operations and negative cash flows from operations, including an operating loss of $2.8 million and net cash used in operating activities of $2.8 million for the six months ended June 30, 2026, and an accumulated deficit of $126.2 million as of June 30, 2026. In addition, it is reasonably possible but not probable that a material adverse effect may result from the litigation matter discussed in Note 16, Commitments and Contingencies. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed and is implementing a series of measures intended to preserve liquidity and support the Company’s ability to meet its obligations during the look-forward period:

●	Strengthened Revenue Profile: The Second Amended Commercial Alliance Agreement (“Second Amended CAA”) with PCCU, effective October 1, 2025, increased the Company’s share of loan program income from approximately 35% to up to 65% of the loan program income generated by PCCU’s CRB loan portfolio, improving the recurring revenue profile of the Company’s core business on a prospective basis. For the six months ended June 30, 2026, this change increased loan program income by approximately $0.6 million comparatively. In addition, the asset hosting fee structure transitioned from a flat rate to a tiered marginal rate schedule based on average daily deposit balances, with rates ranging from 0.50% on the first $25 million to 1.25% on balances above $125 million, resulting in estimated annual savings of approximately $0.3 million compared to the rates contained in the First Amended CAA. The Company is also exploring strategic relationships with additional financial institutions.

●	Access to Additional Capital: On September 17, 2025, the Company entered into the ELOC with an institutional investor (the “ELOC Investor”), under which the Company may, at its sole discretion and subject to customary conditions, sell up to $150.0 million of newly issued shares of Common Stock to the investor party thereto. The ELOC expires on September 17, 2028. For the six months ended June 30, 2026, the Company raised $1.1 million from the use of the ELOC. The Company’s continued ability to access the ELOC is subject to a number of conditions, including the absence of any Material Adverse Effect (as defined on page F-27 in subsection “Equity Line of Credit and Related Series B Redemption Obligation”), and there can be no assurance that the Company will be able to draw the full amount of the commitment. See Note 15, Stockholders’ Equity. There is no assurance that the Company can use the ELOC due to the current stock price.

●	Expense Management: The Company is making strategic investments in marketing, lending and system development. Management has identified specific actionable cost reductions that are within its direct operational control and that it would implement should operating conditions deteriorate below base-case expectations, including pausing or restructuring said strategic investments.

●	Cash Flow Monitoring: Management maintains a 52-week rolling cash flow projection that tracks anticipated expenses, revenues, and ending cash balances against budget. Cash positions are reviewed on a bi-weekly basis to ensure the Company maintains adequate liquidity to fund operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, balances due from financial institutions, and other highly liquid investments with original maturities of three months or less from the date of purchase that are readily convertible to known amounts of cash and are subject to an insignificant risk of changes in value.

As of June 30, 2026, cash and cash equivalents of $5.7 million consisted primarily of (i) approximately $4.6 million invested in a government money market fund and (ii) approximately $1.1 million held in operating accounts, substantially all of which was on deposit with Partner Colorado Credit Union (“PCCU”), a related party (see Note 9, Related Party Transactions.) The Company’s investment in a government money market fund represents operating cash of the Company’s wholly-owned subsidiary, SHF, LLC.

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

Contract Asset

The contract asset was recognized in connection with the Second Amended CAA within the scope of ASC 326. This asset represents costs incurred to fulfill the contract, specifically the cost of assuming the stand-ready guarantee obligation under ASC 460 and the contingent indemnification exposure under ASC 326. The contract asset is amortized on a systematic and rational basis over the contract term consistent with the release of the underlying guarantee exposure. The contract asset is evaluated for impairment under ASC 340-40-35-2 when facts and circumstances indicate the carrying amount may not be recoverable and any impairment identified is recognized in the period identified and may not be subsequently reversed.

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

Subsequent to initial recognition, the stand-ready liability is amortized over the weighted average life of the guarantee, using a systematic approach that reflects the Company’s reduction in exposure to risk over time. If, at any reporting date, a contingent loss accrual required under ASC 450, Contingencies, exceeds the unamortized ASC 460 carrying amount, the Company records the higher contingent loss estimate in accordance with that guidance.

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

The financial indemnification liability is measured independently from, and recognized in addition to, the ASC 460 stand-ready guarantee liability. The two liabilities coexist separately on the unaudited condensed consolidated balance sheet and do not offset or true up to each other. The ASC 460 liability is fixed at inception and released over the guarantee term, while the financial indemnification liability is dynamic and remeasured each quarter. Changes in the financial indemnification liability are recognized as credit loss expense or credit income in the unaudited condensed consolidated statements of operations in the period of remeasurement.

Concentration of Risk

The Company’s revenues are concentrated in the United States with a single customer, PCCU, which represented the substantial majority of revenue for the three and six months ended June 30, 2026 and June 30, 2025, see Note 9. Substantially all CRB client deposits are maintained at PCCU, and all fund transmissions to and from those deposit accounts are handled directly by PCCU.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable and cash accounts maintained at financial institutions. At times, account balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $0.25 million.

As of June 30, 2026 and December 31, 2025, the Company had approximately $1.0 million and $6.5 million of account balances, respectively, in excess of FDIC coverage. Additionally, amounts due from PCCU represented approximately 97.0% and 97.0% of total accounts receivable as of June 30, 2026 and December 31, 2025, respectively, with balances of approximately $0.7 million and $1.0 million, respectively. The Company has not experienced losses on these accounts or receivables, and management does not believe the Company is exposed to significant credit risk on such accounts.

Recently Issued Accounting Standards

Standards Adopted in 2026

ASU 2024-04 – Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions: In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, which clarifies the accounting for induced conversions of convertible debt. The standard is effective for annual periods beginning after December 15, 2025. The Company adopted this standard prospectively. The adoption had no effect on the Company’s unaudited condensed consolidated financial statements, other than the recognition of a deemed dividend of $1.1 million for the three and six month periods ended June 30, 2026, as disclosed in Note 11.

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

ASU 2026-01 – Debt (Subtopic 505-10): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock: In April 2026, the FASB issued ASU 2026-01, which requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured based on the PIK dividend rate stated in the preferred stock agreement for purposes of both financial statement recognition and earnings per share calculations. The standard does not change when PIK dividends are recorded or when they affect earnings per share. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted.

The Company will continue to monitor the development of accounting standards and intends to adopt them in accordance with their respective effective dates. Additional disclosures will be provided in future filings as the Company completes its assessment of these standards’ impact.

Note 3 - Deferred Consideration

On November 21, 2024, the Company deposited the $3.0 million second annual cash payment into the registry of the Denver County, Colorado District Court (the “District Court”) pending resolution of a dispute among former shareholders of Rockview Digital Solutions, Inc. (d/b/a Abaca) regarding the party authorized to receive the payment. See Note 16, Commitments and Contingencies.

The change to deferred consideration resulted in an expense for the three months ended June 30, 2026 and June 30, 2025 was $0 and $0.04 million, respectively. The change to deferred consideration resulted in a credit for the six months ended June 30, 2026 and June 30, 2025 was $0 and $0.1 million, respectively. Deferred consideration as of June 30, 2026 and December 31, 2025 was $3.0 million. This amount has been deposited with the District Court registry, which is carried as a restricted asset pending resolution of the shareholder litigation described in Note 16, Commitments and Contingencies.

Note 4 - Prepaid Expenses

Prepaid expenses as of June 30, 2026 and December 31, 2025 consist of the following:

	As of June 30, 2026	As of December 31, 2025
Insurance	$461,988	$791,423
Consulting	168,913	325,100
Others	135,514	160,206
Prepaid expenses	766,415	1,276,729
Less: Current portion	532,632	862,400
Total non-current portion	$233,783	$414,329

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

Of these amounts, one of the three service providers received 480 shares of Series B Convertible Preferred Stock and a Series B Warrant to purchase up to 154,560 shares of Common Stock. Effective April 28, 2026, the Company and this service provider amended their agreement and, in connection therewith, the service provider returned to the Company 476 of the then-outstanding, unconverted shares of Series B Convertible Preferred Stock and its unexercised Series B Warrant to purchase up to 154,560 shares of Common Stock. The cancellation resulted in the reversal of a prepaid expense of $0.1 million, which is reflected in the unaudited condensed consolidated statement of Stockholders’ Equity for the three- and six-month periods ended June 30, 2026.

Note 5 - Investment in Preferred Securities

During the year ended December 31, 2025, in connection with the issuance of 1,875 shares of Series B Convertible Preferred Stock and accompanying Series B Warrants at $800 per share, the Company received, as non-cash consideration, preferred shares of ADTX. No cash was exchanged in this transaction. The ADTX preferred shares had an estimated fair value and carrying value of $1.5 million at the date of receipt.

The investment represented less than 20% of the voting interests in ADTX, and the Company did not have the ability to exercise significant influence or control over ADTX. Accordingly, the investment was accounted for under ASC 321, Investments – Equity Securities. Because the ADTX preferred shares are not actively traded and lack a readily determinable fair value, the Company elected to measure the investment at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar instruments, as permitted under ASC 321-10-35-2. No impairments or other observable price changes were identified during the year ended December 31, 2025.

During the year ended December 31, 2025, ADTX redeemed 43 shares of its preferred stock held by the Company, resulting in cash proceeds of approximately $0.05 million, all of which was collected during the period. No loss was recognized on this redemption.

During the six months ended June 30, 2026, ADTX redeemed approximately 23 shares of its preferred stock held by the Company in accordance with the terms of the preferred shares. These redemptions resulted in cash proceeds of approximately $0.03 million. During the three and six months ended June 30, 2026, the Company converted approximately 829 preferred ADTX shares into common shares and sold them for net proceeds of approximately $0.6 million. In addition, the Company sold approximately 606 preferred ADTX shares to an institutional investor for approximately $0.5 million. The combined proceeds totaled approximately $1.1 million, of which approximately $0.5 million remained receivable as of June 30, 2026, and is included in other current assets in the condensed unaudited consolidated balance sheet as of June 30, 2026. In connection with these redemptions and sales of shares, the Company recognized a loss of $0.3 million for the three and six months ended June 30, 2026 within the unaudited condensed consolidated statements of operations.

The following table summarizes the activity in the investment during the six months ended June 30, 2026, and for the year ended December 31, 2025:

	As of June 30, 2026		December 31, 2025
	Shares	Amount	Shares	Amount
Initial recognition at fair value (September 30, 2025)	-	-	1,500	$1,500,000
Beginning balance	1,457	$1,450,000	-	-
Proceeds from redemption	(23)	(25,017)	(43)	(50,000)
Disposal of preferred securities	(1,434)	(1,084,575)	-	-
Net loss on disposal of securities	-	(340,408)	-	-
Ending balance	-	$-	1,457	$1,450,000

Note 6 - Contract Asset

The contract asset was recognized in connection with the Second Amended CAA within the scope of ASC 326. This asset represents costs incurred to fulfill the contract, specifically the cost of assuming the stand-ready guarantee obligation under ASC 460 and the contingent indemnification exposure under ASC 326. The contract asset is amortized on a systematic and rational basis over the contract term, consistent with the release of the underlying guarantee exposure. The contract asset is evaluated for impairment under ASC 340-40-35-2 when facts and circumstances indicate the carrying amount may not be recoverable, and any impairment identified is recognized in the period identified and may not be subsequently reversed.

The following table summarizes the change in the contract asset for the three and six months ended June 30, 2026:

	Stand-ready guarantee	Financial indemnification	Total
Balance, December 31, 2025	$2,049,599	$1,048,101	$3,097,700
Amortization	(85,401)	(43,671)	(129,072)
Balance, March 31, 2026	1,964,198	1,004,430	2,968,628
Amortization	(85,401)	(43,671)	(129,072)
Balance, June 30, 2026	$1,878,797	$960,759	$2,839,556

As of June 30, 2026, $0.3 million and $0.2 million of the stand-ready guarantee and financial indemnification contract assets, respectively, are classified as current, with the remaining $1.5 million and $0.8 million classified as non-current. As of December 31, 2025, $0.3 million and $0.2 million of the stand-ready guarantee and financial indemnification contract assets, respectively, were classified as current, with the remaining $1.8 million and $0.9 million classified as non-current.

Amortization of the contract asset was $0.1 million and $0.3 million for the three and six months ended June 30, 2026, respectively, compared to $0 for the three and six months ended June 30, 2025, representing the straight-line amortization of the cost to acquire the contract asset recognized as of October 1, 2025, the effective date of the Second Amended CAA. Amortization expense is recognized within operating expenses and is partially offset each period by the corresponding release of the stand-ready guarantee liability and remeasurement of the financial indemnification liability to income, as described in Note 7, Loan Portfolio Indemnification Obligations.

Note 7 - Loan Portfolio Indemnification Obligations

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

The stand-ready liability is measured at fair value at inception under ASC 820-10 using a market-based insurance pricing approach that is classified as Level 3 due to the absence of observable market inputs for cannabis lending guarantees. The fair value of a guarantee at inception reflects the premium that a market participant (analogized to a specialty insurance carrier) would charge in an arm’s-length transaction to underwrite the same risk. Because no direct market comparable exists for cannabis CRB loan portfolio guarantees, management estimated the standalone selling price by constructing the premium components a specialty financial guarantor would require. The fair value incorporates three components: (a) the expected loss element, representing the probability-weighted losses the guarantor expects to absorb; (b) a stand-ready risk premium, representing the additional compensation a market participant would require for uncertainty, volatility, and the uncapped nature of the commitment beyond expected losses; and (c) a time value adjustment.

Key Level 3 inputs as of December 31, 2025 are as follows:

Significant Unobservable Input
Pooled Probability of Default or PD (Ratings 2–5)	7.25%
Pooled Loss Given Default or LGD (inclusive of 16.6% cannabis qualitative premium)	35%
Tranche C PD	35%
Tranche C LGD on uncollateralized gap	50%
Stand-ready risk premium loading	120% of expected loss
Discount rate	4.0%
Weighted average pay out year – Tranche A	4 years
Weighted average pay out year – Tranche B	3 years
Weighted average pay out year – Tranche C	2 years
Weighted average pay out year – Stand Ready Premium	3 years

For loans entered into subsequent to October 1, 2025, the effective date of the Second Amended CAA, management evaluates the stand-ready guarantee on a specific identification basis, separate from the pooled tranche inputs presented above. Loans originated under this methodology are evaluated using the tranche-specific assumptions determined at each loan’s origination date, as follows:

Origination Quarter	# Loans	PD	LGD (incl. cannabis qualitative premium)	Stand-Ready Risk Premium Loading	Discount Rate	Weighted Avg Payout
Three months ended June 30, 2026	2	7.25%	25%	120% of expected loss	4.4%	5 years

The maximum potential amount of future payments under the guarantee across all loans evaluated on a specific identification basis is approximately $33.4 million and $33.8 million as of June 30, 2026 and December 31, 2025, respectively, representing 65% of the total outstanding CRB loan portfolio balance. The indemnification percentage is subject to reduction, at management’s discretion, under the Second Amended CAA’s listing-related adjustment clause.

Each stand-ready guarantee liability tranche is reduced through amortization on a straight-line basis over its respective weighted average payout period, determined at origination and disclosed in the table above. The release period and release pattern for each tranche are reassessed at least annually. If material changes in the portfolio composition at inception, loan paydowns, or maturities indicate that the weighted average life assumption is no longer appropriate, the Company adjusts the release period and pattern prospectively.

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

The indemnified portfolio is segmented into three tranches. Loans rated 8 or higher are individually evaluated rather than included in the pooled analysis.

The expected credit loss liability as of June 30, 2026 is as follows:

Tranche	Ratings	Loan Balance	Loss Method	Reserve
Tranche A - Pass Rated	2–5	$35,948,366	Pooled; rates 0.5%–1.8%	$419,360
Tranche B - Elevated Risk	6–7	6,537,319	Pooled; rates 2.3%–5.8%	135,104
Tranche C - Specific Risk	8	8,996,394	Individual evaluation	190,558
Total		$51,482,079		$745,022

The expected credit loss liability as of December 31, 2025 is as follows:

Tranche	Ratings	Loan Balance	Loss Method	Reserve
Tranche A - Pass Rated	2–5	$35,544,024	Pooled; rates 0.5%–1.8%	$406,066
Tranche B - Elevated Risk	6–8	7,168,435	Pooled; rates 3.2%–9.2%	296,304
Tranche C - Specific Risk	9	9,346,394	Individual evaluation	389,402
Total		$52,058,853		$1,091,772

There is a single loan within Tranche C that continues to be individually evaluated due to its commercial and industrial (C&I) structure and collateral-dependent status. Following an independent risk review completed by the loan’s third-party servicer in May 2026, which considered debt-service coverage trends, revenue growth, and a sustained history of current payments, and applied a conservative override to the loan’s quantitatively-indicated rating the loan’s risk rating was upgraded from 9 (Doubtful) to 8 (Substandard) as of June 30, 2026. In connection with this upgrade, management revised the PD applied to the loan to 19.0% to reflect the improved risk profile; the LGD assumption of 50% was not changed, as the collateral composition and expected recovery in a default scenario are unaffected by the payment-performance improvement. As a result, the reserve on this loan decreased from $0.4 million as of December 31, 2025 to $0.2 million as of June 30, 2026. The loan remains current on all scheduled payments, and interest income continues to be recognized.

Loans in the portfolio are secured primarily by real estate used for cannabis-specific purposes, including cultivation facilities, processing facilities, and retail dispensaries, and in certain cases by business assets under UCC filings. Because cannabis-use properties have limited alternative-use marketability under current federal law, management applies a two-step discount to collateral values: (i) elimination of the cannabis license premium (the “green tax”), reflecting that a non-cannabis buyer would not ascribe value to the cannabis operating license embedded in the appraised value; and (ii) a reduction to the remaining value to reflect proceeds realizable from a liquidation sale to a non-cannabis buyer. As of June 30, 2026 and December 31, 2025, this methodology results in adjusted portfolio collateral of approximately $48.4 million and $44.1 million against a gross balance of $51.5 million and $52.1 million, respectively.

The portfolio has experienced minimal credit losses since program inception. Management supplements this limited loss history with cannabis industry benchmarks and peer data. Cannabis industry-specific risk including 100% single-industry concentration, Schedule I federal status, and collateral marketability constraints is reflected through an embedded qualitative LGD premium across all pooled tranches.

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

Rollforward of Stand-Ready Guarantee Liability and Financial Indemnification Liability

	Stand-ready guarantee liability	Financial indemnification liability	Total
Balance, December 31, 2025	$1,957,083	$1,091,772	$3,048,855
Change in credit benefit	(182,917)	(133,659)	(316,576)
Balance, March 31, 2026	1,774,166	958,113	2,732,279
Additions from loans originated during the period	10,014	19,686	29,700
Change in credit benefit	(183,042)	(232,777)	(415,819)
Balance, June 30, 2026	$1,601,138	$745,022	$2,346,160

As of June 30, 2026, $0.7 million and $0.2 million of the stand-ready guarantee liability and financial indemnification liability, respectively, are classified as current, with the remaining $0.9 million and $0.5 million classified as non-current. As of December 31, 2025, $0.7 million and $0.4 million of the stand-ready guarantee liability and financial indemnification liability, respectively, were classified as current, with the remaining $1.2 million and $0.7 million classified as non-current.

Note 8 - Revenue

The following table presents the Company’s revenue disaggregated by type for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30
	2026	2025
Account fee income	$823,932	$1,009,730
Loan program income	837,938	555,971
Investment income	257,852	260,403
Safe Harbor Program income	15,018	19,230
Total	$1,934,740	$1,845,334

	Six Months Ended June 30
	2026	2025
Account fee income	$1,692,561	$2,082,195
Loan program income	1,678,610	1,096,193
Investment income	504,760	560,838
Safe Harbor Program income	34,248	38,460
Total	$3,910,179	$3,777,686

Note 9 - Related Party Transactions

Partner Colorado Credit Union (“PCCU”) - Related Party Status

The Company identifies related parties in accordance with ASC 850 and Rule 1-02(u) of Regulation S-X.

PCCU is a related party because it held approximately 8.8% and 25.2% of the Company’s Common Stock as of June 30, 2026 and December 31, 2025, respectively. PCCU is also the largest holder of the Company’s Series B Convertible Preferred Stock and holds approximately 49% of outstanding Series B Preferred shares and 44% of the associated Series B Warrants as of June 30, 2026; these figures were both approximately 43% on December 31, 2025. These factors give PCCU the ability to significantly influence the Company’s management and operating policies.

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

Commercial Alliance Agreement (“CAA”) - Major Customer Concentration

The Company derives substantially all of its revenue from services provided to PCCU. Revenue generated under the Second Amended CAA and the Amended CAA, as applicable, totaled $3.6 million and $3.2 million, representing 92.7% and 83.8% of total revenue for the six months ended June 30, 2026 and June 30, 2025, respectively. For the three months ended June 30, 2026 and June 30, 2025, revenue under these agreements totaled $1.9 million and $1.6 million, respectively, accounting for 95.7% and 85.4% of total revenue. Amounts due from PCCU represented 97.0% and 97.0% of total accounts receivable for the periods ended June 30, 2026 and December 31, 2025. The loss of, or a material change to, this relationship could have a material adverse effect on the Company’s results of operations and financial condition.

Related Party Balances

The following amounts with PCCU are included in the unaudited condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,176,238	$6,779,040
Accounts receivable	683,887	1,009,483
Accounts payable	158,725	171,365

Note 10 - Lease

The Company has a non-cancellable operating lease for its corporate office space in Golden, Colorado, which qualifies for capitalization under ASC 842 Leases. As of June 30, 2026, the Golden, Colorado lease has a remaining term of approximately 2.6 years and includes an option to extend for up to ten additional years; however, the extension option is not recognized as part of the right-of-use asset as it is not reasonably certain to be exercised. As of June 30, 2026 and December 31, 2025, the net right-of-use asset “ROU” recorded under the operating lease was $0.5 million and $0.5 million, respectively, and the corresponding lease liability was $0.6 million and $0.7 million, respectively.

The Company evaluates contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Lease cost for the three months and six months ended June 30, 2026 and June 30, 2025, included in unaudited condensed consolidated statements of operations, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease cost	$60,971	$63,185	$112,403	$124,191

The following represents the activity for the right of use asset:

	June 30, 2026	December 31, 2025
Beginning balance	$547,186	$703,524
Amortization charge for the period	(78,169)	(156,338)
Ending balance	$469,017	$547,186

Other information relating to the operating lease is as follows:
Weighted average remaining lease term in years	3.0	3.5
Weighted average discount rate	6.87%	6.87%

Future minimum lease payments as of June 30, 2026 are as follows:

Year	Amount
2026 (remainder of the year)	$111,322
2027	226,705
2028	231,218
Thereafter	117,709
Total future minimum lease payments	686,954
Less: imputed interest	(64,880)
Operating lease liabilities	622,074
Less: current portion	(189,902)
Non-current portion of lease liabilities	$432,172

Note 11 - Earnings Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Net loss attributable to common stockholders represents net income (loss) adjusted for deemed dividends on preferred stock. When the Company redeems shares of Series B Convertible Preferred Stock, the excess of the cash redemption price paid over the carrying value of the shares redeemed is treated as a deemed dividend to such stockholders. This deemed dividend is not recognized in the unaudited condensed consolidated statements of operations but is added to net loss in computing net loss attributable to common stockholders for purposes of the basic and diluted loss per share calculation.

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted net loss per share calculation, the Company uses the “if-converted method” for the Series B Convertible Preferred Stock and the “treasury stock method” for warrants and stock options. The Company applies the more dilutive of the two-class method or the if-converted / treasury stock method for each class of potentially dilutive instruments. Because the Company incurred a net loss for all periods presented, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. Accordingly, basic and diluted weighted-average shares outstanding are identical for both periods presented.

Voluntary Market Adjustment to Series B Preferred Stock

During the period from May 6, 2026 through July 31, 2026 (the “Offer Period”), pursuant to Section 8(i) of the Certificate of Designations of the Series B Convertible Preferred Stock, and with the prior written consent of the Required Holders (as defined in the Certificate of Designations of the Series B Convertible Preferred Stock), the Company temporarily reduced the conversion price of the Preferred Stock from $1.5528 to $0.65 per share. The reduced conversion price reverted to $1.5528 on August 1, 2026, for any Preferred Shares not converted during the Offer Period.

Preferred Stock Conversions

The Company accounted for conversions of Preferred Stock during the Offer Period as induced conversions under ASC 260-10-S99-2, applying the framework of ASC 470-20-40-13 through 40-16 by analogy, as the reduced conversion price was available only for a limited period of time. Because the Preferred Stock is equity-classified, the induced conversions, including the resulting deemed dividend, were recorded entirely within permanent stockholders’ equity, with no charge to the statement of operations. The deemed dividend for each conversion was measured, on the applicable conversion date, as the excess of the fair value of the Common Stock issued at $0.65 over the fair value of the shares that would have been issued at the original $1.5528 conversion price, using the closing market price of the Common Stock on the conversion date.

During the three and six months ended June 30, 2026, holders converted 3,198 shares of Preferred Stock into 4,920,008 shares of Common Stock at the reduced conversion price, resulting in a deemed dividend of $0.9 million. The deemed dividend was added to the net loss in computing net loss attributable to common stockholders for purposes of basic and diluted loss per share. The deemed dividend did not affect the Company’s net loss, total stockholders’ equity, or cash flows from operations.

Warrant Modification

No Warrants were exercised during the three and six months ended June 30, 2026, and accordingly no deemed dividend related to the Warrant modification has been recognized.

The Company evaluated the temporary reduction in the exercise price of the Series B Warrants and the mandatory cash exercise requirement as a modification of equity-classified warrants under ASC 815-40, and concluded that the Warrants remained equity-classified both before and after the modification.

Issuance of Class A Common Stock

During the three and six months ended June 30, 2026, the Company issued Common Stock and raised $1.0 million and $1.1 million, receptively. As per the term of the ELOC, the Company is required to redeem shares of its Series B Convertible Preferred Stock for total cash consideration raised under the ELOC, pursuant to the mandatory use of proceeds provision. The Series B Convertible Preferred Stock was originally issued at a fair value of $589 per share, reflecting the relative fair value allocation of the $800 per unit transaction price between the Series B Convertible Preferred Stock and the accompanying Series B Warrants, based on standalone fair values determined using a Monte Carlo simulation model. For the three and six months ended June 30, 2026, the redemption price exceeded the aggregate carrying value of the redeemed shares by $ 0.1 million and $0.2 million, respectively. This excess represents a deemed dividend to such stockholders and has been added to the net loss in computing net loss attributable to common stockholders for purposes of loss per share. The deemed dividend is a non-cash item and does not affect the Company’s unaudited net loss, unaudited stockholders’ equity, or unaudited cash flows from operations for the three and six months ended June 30, 2026.

The schedule of loss per share, basic and diluted is as follows:

For The Three Months Ended June 30,	2026	2025
Net loss	$(1,513,235)	$(930,715)
Deemed dividends	(981,146)	-
Net loss attributable to common stockholders	(2,494,381)	(930,715)
Weighted average shares outstanding – basic and diluted	6,928,023	2,826,468
Basic and diluted net loss per share	$(0.36)	$(0.33)

For The Six Months Ended June 30,	2026	2025
Net loss	$(3,292,452)	$(1,757,914)
Deemed dividends	(1,068,758)	-
Net loss attributable to common stockholders	(4,361,210)	(1,757,914)
Weighted average shares outstanding – basic and diluted	5,647,674	2,806,841
Basic and diluted net loss per share	$(0.77)	$(0.63)

Certain share-based equity awards and warrants were excluded from the computation of dilutive earnings per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards that were excluded.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares to be issued to Abaca shareholders	-	37,500	-	37,500
Stock options	538,618	160,841	538,618	160,841
Restricted stock	-	1,448	-	1,448
Conversion of preferred stock	4,440	4,440	4,440	4,440
Series B Convertible Preferred Stock(1)	41,744,615	-	41,744,615	-
Warrants (1)	10,445,506	639,329	10,445,506	639,329
Total	52,733,179	843,558	52,733,179	843,558

(1)	The number of shares attributable to the Series B Convertible Preferred Stock reflects the temporarily reduced $0.65 conversion and exercise price in effect during the Offer Period. This price reverted to $1.5528 on August 1, 2026, which reduced the number of as-converted shares reflected in future periods for the Series B Convertible Preferred Stock to 17,474,249.

Excluded from the computation of loss per share is the Series A Convertible Preferred Stock. The shareholders are entitled to receive dividends on shares of Series A Convertible Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Series A Convertible Preferred Stock.

Note 12 -Warrants

Public and Private Placement Warrants

As of June 30, 2026 and December 31, 2025, the Company had 287,500 public warrants and 13,205 private placement warrants to purchase Common Stock outstanding, respectively, each with an adjusted exercise price of $230 per share.

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

PIPE Warrants

As of June 30, 2026 and December 31, 2025, there were 51,125 outstanding PIPE warrants to purchase Common Stock.

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

Abaca Warrants

As of June 30, 2026 and December 31, 2025, the Company had 250,000 Abaca warrants outstanding, each exercisable to purchase one share of the Company’s Common Stock at an exercise price of $40.00 per share, payable in cash. The Abaca warrants become exercisable one year after the effective date of the registration statement covering the underlying shares and expire five (5) years after that date.

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

Series B Warrants

On September 30, 2025, in connection with the issuance of the Company’s Series B Convertible Preferred Stock, the Company also issued Series B Warrants to purchase an aggregate of 1,999,544 shares of Common Stock at an initial exercise price of $7.7644 per share, subject to adjustment. The Series B Warrants include down-round adjustment provisions and automatic price reset mechanics. The first and final automatic reset has already occurred, resetting the conversion price and exercise price to $1.5528 per share. While no further automatic resets are triggered, the reset required the registration of additional shares underlying the Series B Warrants.

During the Offer Period, pursuant to Section 8(i) of the Certificate of Designations of the Series B Convertible Preferred Stock and with the prior written consent of the Required Holders, the Company temporarily reduced the conversion price of the Preferred Stock from $1.5528 to $0.65 per share and, pursuant to Section 2(h) of the Series B Warrants and with the prior written consent of the Required Holders, temporarily reduced the exercise price of the Series B Warrants from $1.5528 to $0.65 per share, conditioned on cash exercise and an effective registration statement for the shares underlying the Series B Warrants. The exercise price reverted at the conclusion of the Offer Period. This reduction was effected under authority separate from, and does not constitute a further adjustment of, the automatic anti-dilution reset mechanism and floor price described above; the Company’s Certificate of Designation authority for this election was previously approved by stockholders in connection with the original issuance of the Series B Convertible Preferred Stock, satisfying Nasdaq Listing Rule 5635(d) without requiring a new stockholder vote. This action was previously disclosed in the Company’s Current Report on Form 8-K filed on May 6, 2026.

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

As of June 30, 2026 and December 31, 2025, there are 9,843,676 and 1,999,544 Series B Warrants to purchase Common Stock at an exercise price of $1.5528 and $7.7644 per share, respectively.

The Series B Convertible Preferred Stock and the Series B Warrants both include down-round adjustment provisions and automatic price reset mechanics. The first and final automatic reset has already occurred, resetting the conversion price and exercise price to $1.5528 per share. While no further automatic resets are triggered, the reset required the registration of additional shares underlying the Series B Warrants.

Additional issuances of Common Stock at prices below the conversion or exercise price, except through the ELOC, may trigger further anti-dilution adjustments, thereby increasing the number of shares issuable to holders of the Series B Convertible Preferred Stock and the Series B Warrants and further diluting existing common stockholders.

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

Note 13 - Financial Instruments

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

If the Company determines that a change in valuation technique is necessary, the change is assumed to have occurred as of the end of the respective reporting period.

Recurring Fair Value Measurements

The Company’s financial liabilities measured at fair value on a recurring basis consist of warrant liabilities, valued using Level 1 (quoted market prices) or Level 3 (internally developed option-pricing models) inputs. The Company holds no Level 2 instruments. The following table presents these liabilities by level of the fair value hierarchy as of June 30, 2026 and December 31, 2025.:

	June 30, 2026			December 31, 2025
Liability (in thousands)	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
PIPE warrants	$—	$—	$—	$280	$—	$280
Public warrants	7,734	7,734	—	10,896	10,896	—
Private placement warrants	—	—	—	14	—	14
Abaca warrants	689	—	689	28,430	—	28,430
Total liabilities	$8,423	$7,734	$689	$39,620	$10,896	$28,724

Nearly all warrant values declined from December 31, 2025 to June 30, 2026, reflecting a decline in the Company’s share price over the period, as further discussed below.

Nonrecurring Fair Value Measurements

During the three months ended June 30, 2026, two new loans were added to the indemnified CRB loan portfolio, resulting in new stand-ready guarantee liabilities initially recognized at an aggregate fair value of $0.01 million, using the Level 3 insurance-pricing methodology described below. No other nonrecurring assets or liabilities were fair-valued during the period.

The Company recognized a stand-ready guarantee liability under ASC 460 in connection with the Second Amended CAA with PCCU, initially at inception on October 1, 2025. The liability is measured at fair value once, at inception, and is not subsequently remeasured; it is reduced through systematic amortization as the Company is progressively released from risk on the underlying loan portfolio. As of December 31, 2025, the carrying amount of this liability was $2.1 million. The Company determined fair value using an insurance-pricing approach, representing the premium a third-party surety or insurer would charge to assume the same obligation.

Liability (as of initial recognition, October 1, 2025)	Carrying Amount	Fair Value	Level 3 Input
Stand-ready guarantee liability	$2,135,000	$2,135,000	$2,135,000

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of the Company’s financial instruments, by level of the fair value hierarchy, as of June 30, 2026 and December 31, 2025. In each case, carrying value approximates fair value.

June 30, 2026	Carrying Amount	Fair Value	Level
Assets
Cash and cash equivalents	$5,729,576	$5,729,576	Level 1
Liabilities
Deferred consideration	3,000,000	3,000,000	Level 1
Public warrants	7,734	7,734	Level 1
Abaca warrants	689	689	Level 3

December 31, 2025	Carrying Amount	Fair Value	Level
Assets
Cash and cash equivalents	$6,779,040	$6,779,040	Level 1
Investment in preferred securities	1,450,000	1,450,000	Level 3
Liabilities
Deferred consideration	3,000,000	3,000,000	Level 1
Public warrants	10,896	10,896	Level 1
Private placement warrants	14	14	Level 3
PIPE warrants	280	280	Level 3
Abaca warrants	28,430	28,430	Level 3

Changes in Level 3 Liabilities

The following tables present the changes in the Company’s Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2026 and June 30, 2025. All changes during each period were attributable to fair value adjustments, with no purchases, issuances, or settlements:

Six Months Ended June 30, 2026	PIPE Warrants	Abaca Warrants	Private Placement Warrants
Balance, January 1, 2026	$280	$28,430	$14
Fair value adjustment	(280)	(27,741)	(14)
Balance, June 30, 2026	$-	$689	$-

Six Months Ended June 30, 2025	PIPE Warrants	Abaca Warrants	Private Placement Warrants	Third Anniversary Payment Consideration	Forward Purchase Derivative
Balance, January 1, 2025	$79,512	$1,024,900	$9,632	$322,000	$7,309,580
Fair value adjustment	(75,072)	(929,827)	(9,248)	(235,000)	-
Balance, June 30, 2025	$4,440	$95,073	$384	$87,000	$7,309,580

Quantitative Information About Level 3 Fair Value Measurements

The PIPE warrants, private placement warrants, and Abaca warrants are valued using the Black-Scholes-Merton option pricing model. The following tables present the significant unobservable inputs used in these valuations as of June 30, 2026 and December 31, 2025:

As of June 30, 2026	PIPE Warrants	Private Placement Warrants	Abaca Warrants
Exercise price	$100.00	$230.00	$40.00
Share price	$0.24	$0.24	$0.24
Expected term (years)	1.25	1.25	2.32
Volatility	117%	117%	117%
Risk-free rate	3.7%	3.7%	3.7%

As of December 31, 2025	PIPE Warrants	Private Placement Warrants	Abaca Warrants
Exercise price	$100.00	$230.00	$40.00
Share price	$1.06	$1.06	$1.06
Expected term (years)	1.74	1.74	2.82
Volatility	115%	115%	115%
Risk-free rate	3.5%	3.5%	3.5%

There were no transfers between Level 2 and Level 3 of the fair value hierarchy during either period presented

Assets and liabilities measured at fair value on a nonrecurring basis

The Company’s only asset subject to fair value measurement on a nonrecurring basis is its right-of-use asset associated with its office lease, which is tested for impairment when indicators are present. No impairment indicators were identified during the six months ended June 30, 2026.

The Company also recognizes a stand-ready guarantee liability under ASC 460 in connection with the Second Amended CAA with PCCU. A new stand-ready guarantee liability is initially recognized at fair value each time a new loan is added to the indemnified CRB loan portfolio, using the Level 3 insurance-pricing methodology described above, consistent with the market participant framework of ASC 820-10-35-9. Once recognized, each liability is not subsequently remeasured to fair value; it is instead reduced through systematic amortization as the Company is progressively released from risk on the underlying loan. During the three months ended June 30, 2026, two new loans were added to the indemnified portfolio resulting in new stand-ready guarantee liabilities measured at fair value of $0.01 million.

Level 3 Measurement - Significant Unobservable Inputs

The ASC 460 Guarantee liability was classified as Level 3 because its fair value was determined using significant unobservable inputs for which there is no active market. The following table summarizes the valuation methodology and significant unobservable inputs used in the Level 3 measurement for those loans indemnified at October 1, 2025:

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

For loans entered into subsequent to October 1, 2025 (the inception date), management evaluates the stand-ready guarantee on a specific identification basis, separate from the pooled tranche inputs presented above. Loans originated under this methodology are evaluated using the tranche-specific assumptions determined at each loan’s origination date, as follows:

Origination Quarter	# Loans	PD	LGD (incl. cannabis qualitative premium)	Stand-Ready Risk Premium Loading	Discount Rate	Weighted Avg Payout
June 30, 2026	2	7.25%	25%	120% of expected loss	4.4%	5 years

Note 14 - Income Taxes

For the three and six months ended June 30, 2026 and June 30, 2025, there was no provision for income taxes. As of June 30, 2026 and December 31, 2025, the Company had net deferred tax assets of $46.7 million and $45.8 million, respectively. The Company has recorded a full valuation allowance for both periods. The Company had a net operating loss (“NOL”) of approximately $75.4 million and $67.7 million as of June 30, 2026 and December 31, 2025, respectively.

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

Note 15 - Stockholders’ Equity

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

The initial conversion price of $7.7644 per share was subject to automatic price resets. In January 2026, the conversion price and the Series B Warrant exercise price each reset to the contractual floor of $1.5528 per share, as the Company’s Common Stock was trading below the floor at the time of the reset. No further automatic resets remain. This reset significantly increases the number of shares of Common Stock potentially issuable upon conversion and exercise of these instruments. On May 6, 2026, the Company filed a registration statement on Form S-1 to register, among other things, these additional shares.

At a special meeting held on November 6, 2025, stockholders approved the issuance of Common Stock upon conversion of the Series B Convertible Preferred Stock and exercise of the Series B Warrants, an increase in authorized Common Stock from 130,000,000 to 1,000,000,000 shares, and authorization for the Board to effect a reverse stock split at a ratio between 2-for-1 and 12-for-1 at its discretion. As of June 30, 2026, no reverse stock split had been effected.

On May 6, 2026, the Company offered the holders of its Series B Convertible Preferred Stock and Series B Warrants a voluntary, time-limited inducement during the Offer Period to reduce the conversion price of the Preferred Stock and the cash exercise price of the Warrants from $1.5528 to $0.65 per share, a 20% discount to the closing price of the Company’s Common Stock on the day before the beginning of the Offer Period. The conversion price and exercise price will revert to $1.5528 on August 1, 2026. Warrants exercised during the Offer Period, subject to an effective registration statement for the shares underlying the Series B Warrants, must be settled on a cash basis; the net–share settlement alternative previously available is not permitted during this period. Participation is voluntary; holders who do not accept retain their Preferred Stock and Warrants on the original terms. On May 6, 2026, the Company filed a registration statement on Form S-1 to register, among other things, these additional shares. As of June 30, 2026, the aforementioned registration statement had not become effective.

Between May 6, 2026 and June 30, 2026, holders converted 3,198 shares of Series B Convertible Preferred Stock into 4,920,008 shares of Common Stock. No Series B Warrants have been exercised as of that date.

The Company accounts for the Preferred Stock conversions as an induced conversion under ASC 260-10-S99-2, applying the induced-conversion framework in ASC 470-20-40-13 through 40-16 by analogy, given that the reduced conversion price is available only for a limited period.

The voluntary market adjustment related to the Series B Preferred Stock gives rise to a deemed dividend, measured as the excess of the fair value of the consideration transferred to holders under the reduced terms over the fair value that would have been transferred under the original terms. The Company recognized a deemed dividend of $0.9 million in connection with the Preferred Stock conversions, measured on each respective conversion as of the modification date. The deemed dividends are entirely within permanent stockholders’ equity, and is reflected as an increase to net loss available to common stockholders in the calculation of basic and diluted loss per share for the three and six months ended June 30, 2026. The deemed dividend is considered a non-cash item and had no effect on the Company’s net loss, total stockholders’ equity, or cash flows from operations.

Common Stock

Holders of Common Stock are entitled to one vote for each share held. As of June 30, 2026 and December 31, 2025, there were 12,332,955 and 4,281,523 shares of Common Stock issued and outstanding, respectively.

Equity Line of Credit and Related Series B Redemption Obligation

On September 17, 2025, the Company entered into the ELOC with the ELOC Investor, pursuant to which the Company may issue and sell up to $150.0 million of newly issued shares of Common Stock at its sole discretion. The facility expires on September 17, 2028. Shares sold under the ELOC are priced at a 10% discount to the lowest intraday stock price on the draw date. The facility may be expanded up to $500.0 million with the mutual consent of both parties.

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

Under the ELOC, a “Material Adverse Effect” includes any material adverse change in the enforceability of the agreement, our results of operations, assets, business, or financial condition taken as a whole, or our ability to perform our material obligations in a timely manner. Company specific deterioration, including a significant decline in revenues or cash flows, loss of key customers or contracts, material litigation or regulatory action, failure to maintain required licenses or permits, a material weakness in internal controls, or loss of key management personnel, is not excluded from this definition and could independently trigger the ELOC Investor’s termination rights. The Company’s use of the ELOC may be limited if a delisting occurs.

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

There can be no assurance that a Material Adverse Effect will not occur during the term of the ELOC. Should one occur, and should we be unable to secure alternative financing on acceptable terms, or at all, our liquidity position, business operations, financial condition, and results of operations could be materially adversely affected. See Note 2, Basis of Presentation – Liquidity and Going Concern.

During the three and six months ended June 30, 2026, the Company issued 2,907,462 and 3,131,424 shares of Common Stock under the ELOC, generating net proceeds of $1.0 million and $1.1 million, respectively, at an average price of $0.33 and $0.36 per share, respectively. These shares were sold at a contractual 10% discount to the lowest intraday stock price on each respective draw date. The Company is obligated to apply 25% of the proceeds to redeem the Series B Convertible Preferred Stock. As of June 30, 2026 and December 31, 2025, the Company accrued $0.5 million and $0.18 million for such redemption, respectively.

For the three and six months ended June 30, 2026, the Company recorded financing costs of $0.2 million and $0.2 million, which are presented in the condensed unaudited consolidated statements of operations under “Other income expense.” This amount represents the difference between the fair market value of the shares on the settlement date and the proceeds received under the ELOC.

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

Under the Series B Certificate of Designations and related Warrants, shares issued to employees, officers, and directors under Company stock plans are exempt from anti-dilution protection so long as the aggregate number of such issuances does not exceed 15% of the number of shares of Common Stock that were outstanding as of September 30, 2025. If the Company issues shares under its stock plans above that 15% cap, and the effective price per share is below the then-current Series B conversion price or Warrant exercise price, that issuance would trigger an automatic downward reset of both the Series B conversion price and the Warrant exercise price, along with a corresponding increase in the number of shares issuable on conversion or exercise.

The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards as of June 30, 2026 and December 31, 2025. As of June 30, 2026, a total of 642,229 shares of Common Stock were authorized for issuance under the Plan, of which 94,279 shares remained available for future issuances without triggering an automatic downward reset of both the Series B conversion price and the Warrant exercise price. Under the Series B Certificate of Designations and related Warrants, shares issued to employees, officers, and directors under Company stock plans are exempt from anti-dilution protection only up to 15% of the Common Stock outstanding as of September 30, 2025.

Stock Options

Stock options are awarded to encourage ownership of the Company’s Common Stock by employees and to provide incentives for employees to render services and to exert maximum effort for the success of the Company. The Company’s incentive stock options generally permit net share settlement upon exercise. The option exercise price, vesting schedule and exercise period are determined for each grant by the administrator (person appointed by board to administer the stock plans) of the applicable plan. The Company’s stock options generally have a 10-year contractual term.

There were no options granted during the three and six months ended June 30, 2026. The assumptions used to determine the fair value of options granted for the three and six months ended June 30, 2025, using the Black-Scholes-Merton model are as follows:

Risk-free interest rate	3.62 to 4.23%
Expected volatility (weighted-average and range, if applicable)	100%
Expected term	6 to 6.5 years

A summary of the Company’s stock option activities and related information for the six months ended June 30, 2026, is as follows:

Stock Option	No. of Stock Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2026	538,618	$11.25	9.3
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	-	-	-
June 30, 2026	538,618	$11.25	8.8
Vested and expected to vest, June 30, 2026	538,618	$11.25	8.8

A summary of the Company’s stock option activities and related information for the six months ended June 30, 2025, is as follows:

Stock Option	No. of Stock Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2025	105,090	$98.55	7.8
Granted	150,934	7.8	9.7
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(95,183)		-
June 30, 2025	160,841	$32.70	9.0
Vested and expected to vest, June 30, 2025	160,841	$32.70	9.0

The following options were outstanding at their respective exercise price as of June 30, 2026 and December 31, 2025.

Exercise Price Options Outstanding	June 30, 2026	December 31, 2025
$1.27	25,000	25,000
$2.22	23,781	23,781
$2.40	364,893	364,893
$6.40	7,326	7,326
$7.80	5,731	5,731
$8.00	32,700	32,700
$9.68	34,884	34,884
$31.20	9,978	9,978
$62.54	6,825	6,825
$133.40	27,500	27,500
Total	538,618	538,618

Stock compensation expense for the three months ended June 30, 2026 and June 30, 2025, is as follows:

	For The Three Months Ended
	2026	2025
Compensation and employee benefits	$41,523	$23,666
Total	$41,523	$23,666

Stock compensation expense for the six months ended June 30, 2026, and June 30, 2025, is as follows:

	For The Six Months Ended
	2026	2025
Compensation and employee benefits	$100,431	$175,921
Professional services	-	588,993
Total	$100,431	$764,914

As of June 30, 2026, there was $0.2 million of unrecognized stock compensation expense related to outstanding stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.3 years based on vesting under the award service conditions.

Restricted Stock

The Company did not have any outstanding restricted stock units (“RSUs”) as of June 30, 2026. A summary of the Company’s RSU activity and related information for the six months ended June 30, 2025, is presented below:

Restricted Stock Units	No. of RSU	Weighted-Average Grant Date Fair Value Per RSU	Weighted-Average Remaining Contractual Life (in Years)
Balance, January 1, 2025	8,583	$26.20	1.0
Exercised	(4,292)	-	-
Forfeited	(2,843)	-	-
Balance, June 30, 2025	1,448	$26.20	0.5

Stock compensation expense for restricted stock awards for the period ended June 30, 2025 was $0.02 million.

Note 16 - Commitments and Contingencies

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

In addition, the Company has entered into deferred bonus agreements with certain non-executive employees. These agreements provide for cash bonus payments upon the employee’s continued employment through specified payment dates as set forth in each individual arrangement. As of June 30, 2026, the aggregate amount of deferred bonuses outstanding under these agreements was approximately $0.1 million. The Company expects to fund these obligations from operating cash flows in the ordinary course of business.

Acquisition of 420 IT Solutions

On December 19, 2025, Safe Harbor Managed Services LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with LBMW LLC (d/b/a 420 IT Solutions) and its founders. The Company accounted for this transaction as an asset purchase pursuant to ASC 805, Business Combinations.

The aggregate purchase price consisted of 125,000 shares of Common Stock (“Earnout Shares”), plus the assumption of certain identified liabilities under contracts assigned to the Company. The Earnout Shares are subject to performance-based vesting over a two-year earnout period ended December 31, 2027. Intangible assets and contingent consideration are recognized as the performance conditions become probable of achievement. The Company evaluated the achievement of the performance obligation and deemed this unlikely to be reached. Therefore, the intangible assets and contingent liability were not recorded as of June 30, 2026 and December 31, 2025. If circumstances change when the revenue target is probable, then the intangible assets and a contingent liability will be recorded. The Company will continue to evaluate the achievability of the earnout performance conditions through the earnout period ending December 31, 2027.

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

The Court denied the Company’s motion for summary judgment in its entirety. The Court granted the counterclaim plaintiffs’ cross-motion in part, primarily ruling that the Second Amendment to the Merger Agreement is void ab initio under Section 251(d) of the Delaware General Corporation Law, and because of that ruling, that the Company breached the original Merger Agreement with respect to the first anniversary parent shares. Damages on this counterclaim are set for trial on August 10-11, 2026. The Court also denied both parties’ motions on the counterclaim concerning the second anniversary cash consideration payment of $3.0 million and denied the counterclaim plaintiffs’ motion on the Company’s declaratory judgment claim; those claims are also set for trial on August 10–11, 2026. The Court’s order is not final, it is an appealable order under C.R.C.P. 54(b).

The $3.0 million previously deposited into the Court’s registry in November 2024 remains reflected in the Company’s condensed unaudited consolidated financial statements. The Company intends to continue defending its positions vigorously. The range of loss is $0 to $7.8 million. An adverse resolution could have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

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

The Company continuously monitors its compliance with these requirements. As of June 30, 2026, the Company’s stockholders’ equity was approximately $6.1 million, which exceeds the $2.5 million minimum.

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

At a special meeting held on November 6, 2025, stockholders approved authorization for the Board to effect a reverse stock split at a ratio between 2-for-1 and 12-for-1 at its discretion. As of June 30, 2026, no reverse stock split had been effected.

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

On July 22, 2026, the SEC approved a proposed Nasdaq rule change (SR-NASDAQ-2026-004), originally filed with the SEC on January 13, 2026, that would establish a new continued listing requirement based on a minimum Market Value of Listed Securities (“MVLS”) of $5.0 million for companies listed on the Nasdaq Global Select Market, Nasdaq Global Market, and Nasdaq Capital Market. As approved, the rule would not provide for a compliance or cure period; a company whose MVLS remains below $5.0 million for thirty consecutive business days would receive a Staff Delisting Determination and would become immediately subject to suspension and delisting, subject to the right to appeal to a Nasdaq Hearings Panel.

Subsequent to the SEC’s approval, on July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition for review of the July 22, 2026 approval order and that, as a result, the order is stayed until the SEC orders otherwise. Accordingly, the new MVLS requirement is not currently in effect. The SEC may lift the stay at any time, and there can be no assurance as to the ultimate outcome of the petition for review or the timing of any further SEC action.

If the stay is lifted and the rule becomes effective, based on the Company’s current stock price and number of shares outstanding as of the date of this filing, the Company may not be in compliance with this requirement and could become subject to immediate suspension and delisting proceedings as soon as thirty consecutive business days after the rule takes effect, without the benefit of a compliance period.

Note 17 - Subsequent Events

The Company has evaluated events and transactions occurring after June 30, 2026, through the date these financial statements were issued, and has identified the following matters requiring disclosure. Unless otherwise noted, these are non-recognized subsequent events under ASC 855-10 that do not adjust amounts in the June 30, 2026, financial statements but are material enough to warrant disclosure.

Compensation Arrangements

In July 2026, the Board approved a Retention Plan covering certain named executive officers and directors. The plan provides cash retention payments upon a change in control and enhanced compensation during periods of insolvency, subject to continued service and other plan conditions. The aggregate potential payments to the named executive officers are approximately $1.0 million upon a change in control (plus related COBRA benefits) and approximately $0.4 million annually in additional compensation during an insolvency period.

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

The Second Amended CAA fundamentally restructured the economics of the PCCU relationship. The primary changes were that (i) the Company’s share of loan program income increased from approximately 35% to up to 65%, reflecting the completion of the September 2025 recapitalization; (ii) the Company now receives up to 65% of loan program income generated by PCCU’s CRB loan portfolio in exchange for being obligated to indemnify PCCU for up to 65% of net losses of a default on any loan covered by the Second Amended CAA, with no contractual cap on total exposure; and (iii) the asset hosting fee structure transitioned from a flat rate to a tiered marginal rate schedule based on average daily deposit balances, with rates ranging from 0.50% on the first $25 million to 1.25% on balances above $125 million, resulting in estimated annual savings of approximately $0.3 million compared to the rates contained in the First Amended CAA.

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

On December 18, 2025, President Trump signed an Executive Order directing the Attorney General to expeditiously complete the rulemaking process to reschedule cannabis to Schedule III. On April 23, 2026, the DOJ issued a final order rescheduling Food and Drug Administration-approved cannabis products and products regulated under state medical marijuana licenses to Schedule III. The DEA held an expedited administrative hearing between June 29, 2026 and July 15, 2026 to consider broader rescheduling from Schedule I to Schedule III. Legal challenges are anticipated, and the ultimate timing of any final rule remains uncertain.

While medical cannabis produced and sold by state-licensed operators who have applied for DEA licenses is now Schedule III, all other cannabis remains a Schedule I controlled substance under federal law, which creates ongoing legal and compliance risks for us and for the financial institutions we serve. Proposed federal legislation, including the SAFER Banking Act, could expand the availability of banking services to CRBs and increase competition in our market. Conversely, changes in federal or state enforcement priorities could adversely affect our clients and, in turn, our business. We monitor legislative and regulatory developments closely, as they are a primary driver of both the demand for, and the risks associated with, our services.

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

On June 17, 2026, Nasdaq published Nasdaq listing library rule number 1877 that allows state-licensed medical marijuana companies that register with the DEA and operate in compliance with federal law are eligible to list on Nasdaq if they can provide an opinion of counsel from a law firm, acceptable to Nasdaq, with expertise in controlled substance regulatory compliance confirming that the company operates in compliance with the DOJ order and applicable requirements of the CSA. This potentially allows the Company to hold medical cannabis licenses without jeopardizing its Nasdaq listing.

Key Metrics

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

For The Three Months Ended June 30,		2026	2025	Change	Change (%)
Average deposit balance	(1)	$108,413,858	$101,463,819	$6,950,039	6.8%
Trailing 14-day average account balance	(2)	$108,933,064	$100,915,015	$8,018,049	7.9%
Average monthly account fees	(3)	$229,360	$276,586	$(47,226)	(17.1)%
Average active accounts	(4)	766	762	4	0.5%
Average account balance	(5)	$141,532	$133,155	$8,377	6.3%
Average monthly fees per account	(6)	$299	$363	$(64)	(17.6)%

For The Six Months Ended June 30,		2026	2025	Change	Change (%)
Average deposit balance	(1)	$107,327,311	$103,756,620	$3,570,691	3.4%
Trailing 14-day average account balance	(2)	$108,933,064	$100,915,015	$8,018,049	7.9%
Average monthly account fees	(3)	$235,218	$285,433	$(50,215)	(17.6)%
Average active accounts	(4)	765	772	(7)	(0.9)%
Average account balance	(5)	$140,358	$134,400	$5,958	4.4%
Average monthly fees per account	(6)	$308	$370	$(62)	(16.8)%

(1)	Represents the average deposit balance over the period.
(2)	Represents the average balance for the 14 calendar days ending on June 30th, which represents a period end balance that smooths our clients’ two-week payroll cycles.
(3)	Reported account activity fee revenue.
(4)	Represents the average of ending active accounts for each of the three months therein.
(5)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.
(6)	Represents the average of account activity fee revenue for the three and six months therein.

For the three and six months ended June 30, 2026, the Company continued to grow its deposit base and expand the scale of its client relationships. Average deposit balances increased $7.0 million, or 6.8%, to $108.4 million for the three-month period, and $3.6 million, or 3.4%, to $107.3 million for the six-month period, each compared to the same periods last year. Active accounts grew 0.5% for the three-month period, while the six-month period reflected a modest 0.9% reduction in active accounts; in each case, average account balance increased, rising 6.3% to $0.1 million for the three-month period and 4.4% to $0.1 million for the six-month period. Average Account fee revenue was $0.2 million for both the three- and six-month periods, decreasing 17.1% and 17.6%, respectively, compared to the prior year periods, as average fees collected per account decreased 17.6% to $299 for the three-month period and 16.8% to $308 for the six-month period. This decline reflects a continued shift in the account portfolio toward larger, higher-balance relationships, which generate proportionately lower fee revenue relative to their deposit contribution but can support the Company’s growing deposit base and associated investment income.

Recent Events

Board of Directors and Executive Officers

On April 20, 2026, Sundie Seefried tendered her resignation as a member of the Board. Ms. Seefried’s departure was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

On April 22, 2026, the Board appointed each of Sean Tonner and Tyler Klimas as directors, effective immediately, and the Board also approved an increase in the number of directorships on the Board from five to six.

On May 8, 2026, Richard Carleton informed the Board of Directors of his decision not to be considered for reelection to the Board at the Company’s 2026 annual meeting of stockholders (the “2026 Annual Meeting”).

On June 17, 2026, the Company’s stockholders elected Jonathon F. Niehaus and Sean Tonner to serve as Class II directors of the Company at the 2026 Annual Meeting.

On July 7, 2026, Douglas Beck informed the Company of his decision to resign from his roles at the Company effective July 31, 2026.

On July 15, 2026, Michael Regan was appointed as the Company’s Chief Operating Officer and Secretary.

Nasdaq Listing Compliance

As a condition of continued Nasdaq listing, the Company is required to maintain stockholders’ equity of at least $2.5 million under Nasdaq Listing Rule 5550(b)(1) and a minimum closing bid price of $1.00 per share for 30 consecutive business days under Nasdaq Listing Rule 5550(a)(2). On April 22, 2026, the Company received a letter from the listing qualifications department staff of Nasdaq notifying the Company that for the last 30 consecutive business days the Company did not maintain a minimum closing bid price of $1.00 per share for its Common Stock, as required by Nasdaq Marketplace Rule 5550(a)(2). The notice had no immediate effect on the listing of the Company’s Common Stock or warrants. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided with a compliance period of 180 calendar days, or until October 19, 2026, to regain compliance with the minimum bid price requirement. The notice states that to regain compliance the closing bid price of the Company’s Common Stock must meet or exceed $1.00 for a minimum of 10 consecutive business days. If the Company does not regain compliance by October 19, 2026, the Company may be eligible for a second compliance period for up to an additional 180 days. At a special meeting held on November 6, 2025, stockholders approved authorization for the Board to effect, at its discretion, a reverse stock split at a ratio between 2-for-1 and 12-for-1; as of June 30, 2026, no reverse stock split had been effected. If the Company is ultimately unable to regain compliance, Nasdaq staff would notify the Company that its securities are subject to delisting, which determination the Company may appeal to a Hearings Panel. There can be no assurance the Company will regain or maintain compliance with this or other Nasdaq listing standards.

On July 22, 2026, the SEC approved a proposed Nasdaq rule (originally filed with the SEC on January 13, 2026) that would require Nasdaq-listed companies to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million. As approved, the rule provides that if a company’s MVLS remains below $5 million for 30 consecutive business days, it would become immediately subject to suspension and delisting, without any cure or compliance period. Subsequent to the SEC’s approval, on July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition for review of the July 22, 2026 approval order and that, as a result, the order is stayed until the SEC orders otherwise. Accordingly, the new MVLS requirement is not currently in effect, and there can be no assurance as to whether or when the stay will be lifted or the rule will become effective. See Part II, Item 1A. “Risk Factors–A new Nasdaq rule will delist companies whose market capitalization falls below $5 million for 30 or more consecutive trading days.”

There can be no assurance that the Company will maintain compliance with these or any other Nasdaq listing requirements in the future. Failure to do so could ultimately result in the delisting of the Company’s Common Stock, which would adversely affect stockholders’ ability to trade their shares and the Company’s ability to raise capital.

Voluntary Market Adjustment to Series B Preferred Stock and related Warrants

On May 6, 2026, the Company offered the holders of its Series B Convertible Preferred Stock and Series B Warrants a voluntary, time-limited inducement running from May 6, 2026, through July 31, 2026 (the “Offer Period”) to reduce the conversion price of the Preferred Stock and the cash exercise price of the Warrants from $1.5528 to $0.65 per share, a 20% discount to the closing price of the Company’s Common Stock on the day before the offer. The conversion price and exercise price will revert to $1.5528 on August 1, 2026. Warrants exercised during the Offer Period, subject to an effective registration statement, must be settled on a cash basis; the net share settlement alternative previously available is not permitted during this period. Participation is voluntary; holders who do not accept retain their Preferred Stock and Warrants on the original terms. On May 6, 2026, the Company filed a registration statement on Form S-1 to register, among other things, these additional shares. As of June 30, 2026, the aforementioned registration statement had not become effective.

Between May 6, 2026 and June 30, 2026, holders converted 3,198 shares of Series B Convertible Preferred Stock into 4,920,008 shares of Common Stock. No Series B Warrants have been exercised as of that date.

The Company accounts for the Preferred Stock conversions as an induced conversion under ASC 260-10-S99-2, applying the induced-conversion framework in ASC 470-20-40-13 through 40-16 by analogy, given that the reduced conversion price is available only for a limited period.

The voluntary market adjustment related to the Series B Preferred Stock gives rise to a deemed dividend, measured as the excess of the fair value of the consideration transferred to holders under the reduced terms over the fair value that would have been transferred under the original terms. The Company recognized a deemed dividend of $0.9 million in connection with the Preferred Stock conversions, measured on each respective conversion as of the May 6, 2026, modification date. The deemed dividends are entirely within permanent stockholders’ equity, and is reflected as an increase to net loss available to common stockholders in the calculation of basic and diluted loss per share for the three and six months ended June 30, 2026. The deemed dividend is considered a non-cash item and had no effect on the Company’s net loss, total stockholders’ equity, or cash flows from operations.

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

●	Compensation and employee benefits consist of employee wages, payroll taxes, employee benefits, and non-cash stock-based compensation. Stock-based compensation has increasingly been used as a component of total compensation to preserve cash and align employee and consultant incentives with the performance of the Common Stock.

●	Professional services consist of legal fees, audit and accounting fees, general consulting fees, and board-related fees. Legal fees include both ongoing corporate legal services and costs associated with the Company’s active litigation matters.

●	General and administrative expenses include the asset hosting fee paid to PCCU under the First Amended CAA or the Second Amended CAA, as applicable, insurance, advertising and marketing, travel and entertainment, franchise taxes, and other office and operating expenses. The asset hosting fee represents consideration paid to PCCU for access to its banking platform, regulated deposit infrastructure, and bank charter and is one of the largest components of general and administrative expenses. See “Related Party Relationships.”

●	Rent expense reflects the cost of the Company’s corporate office. The Company closed its Arkansas office during 2025, thereby reducing its ongoing rent obligations.

●	Provision (benefit) for credit losses reflects the Company’s estimated losses on loans it is obligated to indemnify. Under the Second Amended CAA, we receive up to 65% of loan program income generated by PCCU’s CRB loan portfolio. In exchange, we are obligated to indemnify PCCU for up to 65% of net losses of a default on any loan covered by the Second Amended CAA. This obligation has no maximum dollar limit and covers principal, accrued interest, fees, legal costs, collection costs, and collateral disposition costs, net of any recoveries.

Discussion of our Results of Operations for the Three and Six Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenue

Three Months Ended June 30,	2026	2025	Change ($)	Change (%)
Account fee income	$823,932	$1,009,730	$(185,798)	(18.4)%
Loan program income	837,938	555,971	281,967	50.7%
Investment income	257,852	260,403	(2,551)	(1.0)%
Safe Harbor Program income	15,018	19,230	(4,212)	(21.9)%
Total	$1,934,740	$1,845,334	$89,406	4.84%

Six Months Ended June 30,	2026	2025	Change ($)	Change (%)
Account fee income	$1,692,561	$2,082,195	$(389,634)	(18.7)%
Loan program income	1,678,610	1,096,193	582,417	53.1%
Investment income	504,760	560,838	(56,078)	(10.0)%
Safe Harbor Program income	34,248	38,460	(4,212)	(11.0)%
Total	$3,910,179	$3,777,686	$132,493	3.5%

Account fee income

Account fee income decreased by $0.2 million, or 18.4%, for the three months ended June 30, 2026, compared to the same period in 2025. The decline was primarily due to lower revenue from a merchant service partner, which reduced account fee income by approximately $0.2 million year over year.

Account fee income decreased by $0.4 million, or 18.7%, for the six months ended June 30, 2026, compared to the same period in 2025. The decline was primarily due to lower revenue from a merchant service partner, which reduced account fee income by approximately $0.2 million year over year. In addition, lower average fees collected from PCCU-hosted accounts contributed approximately $0.1 million to the overall decrease.

Investment income

For the three months ended June 30, 2026, investment income was $0.3 million, compared to $0.3 million for the three months ended June 30, 2025. The average investable deposit base grew to $45.8 million from $35.3 million between those periods, but the benefit of that growth was offset by a decline in the Interest on Reserve Balances (IORB) rate from 4.40% to 3.65%.

For the six months ended June 30, 2026, investment income was $0.5 million, compared to $0.6 million for the six months ended June 30, 2025, a decrease of $0.1 million, or 10.0%. The average investable deposit base grew to $46.8 million from $35.1 million between those periods, but the benefit of that growth was more than offset by a decline in the IORB rate from 4.40% to 3.65%.

Loan program income

For the three months ended June 30, 2026, loan program income was $0.8 million, compared to $0.6 million for the three months ended June 30, 2025, an increase of $0.3 million, or 50.7%. For the six months ended June 30, 2026, loan program income was $1.7 million, compared to $1.1 million for the six months ended June 30, 2025, an increase of $0.6 million, or 53.1%.

The increase for both periods was primarily driven by the Second Amended CAA, which increased the Company’s share of loan program income to 65% from approximately 35% under the First Amended CAA, together with less than $0.02 million of additional loan origination fees collected on refinanced loans in the three-month period. This increase was partially offset by a decline in the average loan portfolio to $51.5 million for the six months ended June 30, 2026, from $53.1 million for the same period in 2025, reflecting fewer loans outstanding year over year, the impact of which was mitigated by improved retention of the Company’s share of loan program income under the Second Amended CAA.

Operating expenses

For The Three Months Ended June 30,	2026	2025	Change ($)	Change (%)
Compensation and employee benefits	$1,477,615	$1,583,051	$(105,436)	(6.7)%
General and administrative expenses	886,751	457,803	428,948	93.7%
Professional services	792,804	712,337	80,467	11.3%
Rent expense	60,971	63,185	(2,214)	(3.5)%
Amortization of contract asset	129,072	-	129,072	100.0%
Credit benefit	(386,119)	-	(386,119)	100.0%
Total operating expenses	$2,961,094	$2,816,376	$144,718	5.1%

For The Six Months Ended June 30,	2026	2025	Change ($)	Change (%)
Compensation and employee benefits	$3,138,273	$2,955,532	$182,741	6.2%
General and administrative expenses	1,955,151	1,448,629	506,522	35.0%
Professional services	1,938,613	2,211,871	(273,258)	(12.4)%
Rent expense	112,403	124,191	(11,788)	(9.5)%
Amortization of contract asset	258,144	-	258,144	100.0%
Credit benefit	(702,695)	-	(702,695)	100.0%
Total operating expenses	$6,699,889	$6,740,223	$(40,334)	(0.6)%

Total operating expenses

For the three months ended June 30, 2026, total operating expenses increased by $0.2 million, or 5.1%, to $3.0 million, compared to $2.8 million for the same period in 2025. For the six months ended June 30, 2026, total operating expenses decreased $0.04 million, or 0.6%, to $6.7 million, compared to $6.7 million for the same period in 2025.

For the three-month period, the change was primarily driven by a credit benefit recognized during the period and lower compensation and employee benefits expense, partially offset by higher general and administrative expenses.

Compensation and employee benefits

For the three months ended June 30, 2026, compensation and employee benefits expenses decreased by $0.1 million, or 6.7%, to $1.5 million, compared to $1.6 million for the same period in 2025. The decrease was primarily driven by savings from the departure of certain executive officers, partially offset by the impact of staff increases and salary adjustments to support strategic growth initiatives.

For the six months ended June 30, 2026, compensation and employee benefits expenses increased by $0.2 million, or 6.2%, to $3.1 million, compared to $3.0 million for the same period in 2025. The increase was primarily driven by investments in staff to support strategic growth initiatives, offset in part by savings from the departure of certain executive officers and a decrease in stock-based compensation expense, reflecting lower fair values of awards granted during 2026 and the completed vesting of certain prior-period grants.

General and administrative expenses

For the three and six months ended June 30, 2026, general and administrative expenses increased $0.4 million and $0.5 million, or 93.7% and 35.0%, to $0.9 million and $2.0 million, compared to $0.5 million and $1.4 million for the same periods in 2025, respectively. The increase was primarily due to strategic investments in (i) investor related marketing intended to increase market awareness of the Company’s business developments, (ii) brand marketing intended to build awareness of the Company’s expanded capabilities, including its broader lending program, its expanded consulting support for CRBs under its Managed Services offering, and its efforts to onboard additional financial institution clients to its platform, (iii) marketing of the Company’s compliant and transparent pooled employer retirement plan, which has facilitated more in-depth conversations with multi-state operators that would not otherwise bank through the Company, and (iv) the development of infrastructure supporting the Company’s efforts to embed artificial intelligence capabilities into its operating environment resulting in higher subscription costs and, for the three-month period, higher franchise tax expense as described below. The Company partially recovered its investor relations marketing investment through issuances under its ELOC facility during the period. These increases were partially offset by lower PCCU account hosting fees under the Second Amended CAA.

General and administrative expenses for the three months ended June 30, 2026, also reflected a year-over-year franchise tax variance of $0.3 million. This variance was driven by a refund of a prior-year franchise tax overpayment recognized in the three months ended June 30, 2025, rather than any increase in the Company’s underlying franchise tax expense for the current period. Franchise tax expense is also affected by the number of the Company’s authorized shares, an increase in which is amortized over an annual period and was not material to the three-month period.

Professional services

For the six months ended June 30, 2026, professional services expenses decreased $0.3 million, or 12.4%, to $1.9 million, compared to $2.2 million for the same period in 2025, driven primarily by lower litigation-related legal fees, the absence of a one-time litigation settlement expense recognized in 2025, and the absence of a stock-based compensation award granted in 2025, which reduced expense by approximately $0.6 million. These decreases were partially offset by higher director fees, reflecting a one-time bonus and an increase in the number of directors eligible for board fees.

For the three months ended June 30, 2026, professional services expenses increased less than $0.1 million, or 11.3%, to $0.8 million, compared to $0.7 million for the same period in 2025, as a reduction in litigation-related legal fees was offset by higher director fees and increased business consulting expenses. The comparatively modest three-month movement, against a more meaningful six-month decline, reflects the stabilization of the Company’s legal fee base following the resolution of litigation matters in prior periods.

Rent expense

For the three and six months ended June 30, 2026, rent expense decreased by less than $0.01 million, or 3.5% and 9.5%, respectively, to $0.1 million for each period, compared to $0.1 million for the same periods in 2025, primarily due to the closure of the Company’s Arkansas office during 2025.

Amortization of contract asset

For the three and six months ended June 30, 2026, amortization of the contract asset was $0.1 million and $0.3 million, respectively, compared to $0 for the same periods in 2025. This represents the straight-line amortization of costs capitalized to secure the Second Amended CAA, discussed in Note 6 to the accompanying unaudited condensed consolidated financial statements, following the October 1, 2025, effective date of that agreement.

Credit benefit losses related to our stand ready guarantee and financial indemnification liabilities

For the three and six months ended June 30, 2026, the Company recognized a credit benefit of $0.4 million and $0.7 million, respectively, compared to no benefit for the same periods in 2025. In accordance with ASC 460, the stand-ready guarantee liability is recognized on a straight-line basis over a weighted-average remaining loan maturity of three years; during the three and six months ended June 30, 2026, the Company reduced this liability, which was recognized as a benefit within operating expenses. In addition, the Company remeasured its expected liability under ASC 326 and benefited from a risk reduction on certain loans as of June 30, 2026, resulting in a reduction of the financial indemnification liability, which was also recognized as a credit benefit.

Other Income Expense

For The Three Months Ended June 30,	2026	2025	Change	Change %
Change in the fair value of deferred consideration	$-	$(40,960)	$40,960	(100.0)%
Interest expense	(2,290)	(115,341)	113,051	(98.0)%
Interest income	23,448	-	23,448	100.0%
Loss on sale of investment	(340,408)	-	(340,408)	100.0%
Issuance cost from the sale of the Class A Common Stock	(182,229)	-	(182,229)	100.0%
Change in fair value of warrant liabilities	14,598	138,158	(123,560)	(89.4)%
Total Other (Expense) Income	$(486,881)	$(18,143)	$(468,738)	(2,583.6)%

For The Six Months Ended June 30,	2026	2025	Change	Change %
Change in the fair value of deferred consideration	$-	$120,040	$(120,040)	(100.0)%
Interest expense	(6,870)	(228,127)	221,257	(97.0)%
Interest income	23,448	-	23,448	100.0%
Loss on sale of investment	(340,408)	-	(340,408)	100.0%
Issuance cost from the sale of the Class A Common Stock	(210,109)	-	(210,109)	100.0%
Change in fair value of warrant liabilities	31,197	1,254,240	(1,223,043)	(97.5)%
Total Other (Expense) Income	$(502,742)	$1,146,153	$(1,648,895)	(143.9)%

Total other (expense) income

For the three months ended June 30, 2026, total other income (expense) was $(0.5) million, compared to $(0.02) million for the three months ended June 30, 2025, a decline of $0.5 million. The decline was primarily attributable to issuance costs of $0.3 million and $0.2 million recognized on the share settlements, together with a $0.1 million decrease in the gain recognized on the change in fair value of the warrant liability.

For the six months ended June 30, 2026, total other income (expense) was $(0.5) million, compared to total other income of $1.1 million for the six months ended June 30, 2025, a decline of $1.6 million. The decline was primarily attributable to a $1.2 million decrease in the gain recognized on the change in fair value of the warrant liability, together with issuance costs of $0.3 million and $0.2 million recognized on the share settlements, respectively, and the absence of a $0.1 million gain on the change in fair value of deferred consideration recognized in the prior-year period. These items were partially offset by a $0.2 million decrease in interest expense.

Change in Fair Value of Deferred Consideration

For the three months ended June 30, 2026, the Company recognized no change in the fair value of deferred consideration, compared to a loss of $0.04 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company recognized no change in the fair value of deferred consideration, compared to a gain of $0.1 million for the six months ended June 30, 2025. The liability was fully extinguished in October 2025 upon settlement of the third-anniversary payment obligation, and accordingly no further changes in fair value were recognized during 2026. The gain recognized for the six months ended June 30, 2025 primarily resulted from a decline in the Company’s stock price during that period, which reduced the fair value of the obligation prior to its settlement.

Interest Expense

The Company had no secured debt outstanding as of and during the six-month period ended June 30, 2026.

Interest expense for the three and six months ended June 30, 2026, related entirely to the financing of an insurance policy, a routine, unsecured financing arrangement. By contrast, interest expense for the three and six months ended June 30, 2025, was attributable to the Senior Secured Promissory Note to PCCU (the “PCCU Note”), which the Company repaid in full prior to the current period.

For the three months ended June 30, 2026, interest expense was less than $0.1 million, compared to $0.1 million for the three months ended June 30, 2025, a decrease of $0.1 million, or 98.0%. For the six months ended June 30, 2026, interest expense was less than $0.1 million, compared to $0.2 million for the six months ended June 30, 2025, a decrease of $0.2 million, or 97.0%.

Interest Income

For the three and six months ended June 30, 2026, the Company recognized interest income of less than $0.1 million, compared to no interest income for the same periods in 2025. Interest income relates to earnings on available cash held in an interest-bearing, cash-equivalent money market account.

Loss on Sale of Investment

The Company received the ADTX preferred shares in 2025 in connection with the restructuring of certain of its Series B Preferred Stock and associated warrants, and not as part of any investment strategy in the biotechnology sector. At the time of receipt, the Company anticipated recovering at least $1.5 million from the eventual sale of these shares. However, ADTX was subsequently delisted on June 23, 2026, prior to the Company’s ability to liquidate the shares, which adversely affected the value realized on disposition.

For the three and six months ended June 30, 2026, the Company recognized a loss of $0.3 million on the sale of its investment in preferred securities of ADTX, compared to no such loss for the same periods in 2025. During the six months ended June 30, 2026, ADTX redeemed 23 shares, and the Company liquidated its remaining 1,434 shares of ADTX preferred stock through a combination of open-market and privately negotiated transactions, generating proceeds of approximately $1.1 million, of which approximately $0.5 million remained receivable as of June 30, 2026, and is included in other current assets in the condensed unaudited consolidated balance sheet as of June 30, 2026. The liquidation of the 1,434 shares occurred during the three months ended June 30, 2026 and gave rise to the loss recognized in both periods.

Issuance costs

For the three months ended June 30, 2026, issuance costs from the sale of ELOC were $0.2 million. There were no issuance costs related to the same period in 2025. For the six months ended June 30, 2026, issuance costs were $0.2 million. Again, there were no issuance costs related to the same period in 2025. Issuance costs represent the difference between the stock price on the trading date and the settlement date, multiplied by the number of shares issued.

Change in Fair Value of Warrant Liabilities

For the three months ended June 30, 2026, the Company recognized a gain of less than $0.1 million from changes in the fair value of warrant liabilities, compared to a gain of $0.1 million for the three months ended June 30, 2025, a decrease of $0.1 million, or 89.4%. For the six months ended June 30, 2026, the Company recognized a gain of less than $0.1 million from changes in the fair value of warrant liabilities, compared to a gain of $1.3 million for the six months ended June 30, 2025, a decrease of $1.2 million, or 97.5%. The year-over-year decrease was due to the changes in the Company’s stock price during each period. As of June 30, 2026, all outstanding warrants were out of the money.

Financial Condition

Cash and cash equivalents

Cash and cash equivalents were $5.7 million as of June 30, 2026, and $6.8 million as of December 31, 2025.

Cash flows

For the six months ended June 30, 2026, the Company used $2.8 million of cash in operating activities, compared to $1.8 million used during the same period in 2025. The increase in cash used was primarily driven by a higher net loss, partially offset by favorable changes in operating assets and liabilities and non-cash adjustments, including a $0.7 million credit benefit and a $0.3 million loss on the sale of investment securities.

Investing activities provided $0.7 million of cash for the six months ended June 30, 2026, primarily from proceeds on the sale of the Company’s investment in preferred securities.

Financing activities provided $1.1 million of cash for the six months ended June 30, 2026, from proceeds under the Company’s ELOC, compared to $0.3 million of cash used during the same period in 2025, primarily to repay the PCCU Note.

Liquidity

Liquidity refers to our ability to meet anticipated cash demands, including funding operations, servicing contractual obligations, and covering other routine business expenditures. Our primary cash outflows include operating costs and general business expenditures. The main source of our liquidity continues to be cash inflows generated from operational performance. As of June 30, 2026, we do not have significant capital investment commitments.

As of June 30, 2026, the Company had no secured debt, cash and cash equivalents of $5.7 million, working capital of $4.7 million, and total stockholders’ equity of $6.1 million, which exceeds the minimum Nasdaq requirements. The Company has incurred recurring losses from operations and negative cash flows from operations, including an operating loss of $2.8 million and net cash used in operating activities of $2.8 million for the six months ended June 30, 2026, and an accumulated deficit of $126.2 million as of June 30, 2026. In addition, it is reasonably possible but not probable that a material adverse effect may result from the litigation matter as discussed in Note 16, Commitments and Contingencies. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed and is implementing a series of measures intended to preserve liquidity and support the Company’s ability to meet its obligations during the look-forward period:

●	Strengthened Revenue Profile: The Second Amended Commercial Alliance Agreement (“Second Amended CAA”) with PCCU, effective October 1, 2025, increased the Company’s share of loan program income from approximately 35% to up to 65% of the loan program income generated by PCCU’s CRB loan portfolio, improving the recurring revenue profile of the Company’s core business on a prospective basis. For the six months ended June 30, 2026, this change increased loan program income by approximately $0.6 million comparatively. In addition, the asset hosting fee structure transitioned from a flat rate to a tiered marginal rate schedule based on average daily deposit balances, with rates ranging from 0.50% on the first $25 million to 1.25% on balances above $125 million, resulting in estimated annual savings of approximately $0.3 million compared to the rates contained in the First Amended CAA. The Company is also exploring strategic relationships with additional financial institutions.

●	Access to Additional Capital: On September 17, 2025, the Company entered into the Equity Line of Credit (“ELOC”) with an institutional investor (the “ELOC Investor”), under which the Company may, at its sole discretion and subject to customary conditions, sell up to $150.0 million of newly issued shares of Common Stock to the investor party thereto. The ELOC expires on September 17, 2028. For the six months ended June 30, 2026, the Company raised $1.1 million from the use of the ELOC. The Company’s continued ability to access the ELOC is subject to a number of conditions, including the absence of any Material Adverse Effect (as defined on page F-27 in subsection “Equity Line of Credit and Related Series B Redemption Obligation”), and there can be no assurance that the Company will be able to draw the full amount of the commitment. See Note 15, Stockholders’ Equity. There is no assurance that the Company can use the ELOC due to the current stock price.

●	Expense Management: The Company is making strategic investments in marketing, lending and system development. Management has identified specific actionable cost reductions that are within its direct operational control and that it would implement should operating conditions deteriorate below base-case expectations, including pausing or restructuring said strategic investments.

●	Cash Flow Monitoring: Management maintains a 52-week rolling cash flow projection that tracks anticipated expenses, revenues, and ending cash balances against budget. Cash positions are reviewed on a bi-weekly basis to ensure the Company maintains adequate liquidity to fund operations.

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

The Court denied the Company’s motion for summary judgment in its entirety. The Court granted the counterclaim plaintiffs’ cross-motion in part, primarily ruling that the Second Amendment to the Merger Agreement is void ab initio under Section 251(d) of the Delaware General Corporation Law, and because of that ruling, that the Company breached the original Merger Agreement with respect to the first anniversary parent shares. Damages on this counterclaim are set for trial on August 10-11, 2026. The Court also denied both parties’ motions on the counterclaim concerning the second anniversary cash consideration payment of $3.0 million and denied the counterclaim plaintiffs’ motion on the Company’s declaratory judgment claim; those claims are also set for trial on August 10–11, 2026. The Court’s order is not final, it is an appealable order under C.R.C.P. 54(b).

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

In addition, the Company may evaluate the possibility of a negotiated resolution of the dispute. In the event of a negotiated resolution, the Company’s ability to fund any payments owed in cash may be materially constrained by the terms of the previously disclosed ELOC, and the Company’s Series B Convertible Preferred Stock. Litigation is inherently uncertain, and there can be no assurance that any negotiated resolution will be reached or that the terms of any such resolution are favorable to the Company. See Part II, Item 1A. “Risk Factors-Recent developments in shareholder litigation against us on certain counterclaims could result in a material adverse effect on our financial position, results of operations, and cash flows.”

Critical Accounting Estimates

As of June 30, 2026, there were no significant changes in the application or the nature of accounting estimates that are considered critical in nature from those presented in our Annual Report on Form 10-K.

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

Internal Control Over Financial Reporting

In connection with our management’s assessment of internal control over financial reporting as of and for the six months ended June 30, 2026, the Company has identified material weaknesses within our internal controls over financial reporting. Refer to Part I, Item 4 of this document for additional details.

For the six months ended June 30, 2026, the material weakness related to the completeness and accuracy of account activity fee income has been remediated, however sufficient time has not elapsed to conclude that the related controls are operating effectively.

Related Party Relationships

PCCU is a related party because it held approximately 8.8% of the Company’s Common Stock as of June 30, 2026, holds 49.2% of the Series B Preferred Stock and 43.9% of the Series B Warrants as of the date hereof, and serves as the federally regulated credit union through which the Company’s CRB clients hold their deposit accounts and obtain loans. Because PCCU holds the majority of the Company’s client deposits and has the ability to significantly influence the Company’s management and operating policies, all transactions and arrangements between the Company and PCCU are disclosed as related party transactions in accordance with ASC 850 and SEC Regulation S-X. However, as of May 21, 2025, PCCU no longer has contractual rights to appoint members to the Board of Directors.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer / Chief Financial Officer and our Principal Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer / Chief Financial Officer and Principal Accounting Officer concluded that, solely due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2026.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified, during the fourth quarter of 2025, a material weakness in internal control over financial reporting related to the Company’s loan documentation and expected credit loss estimation process (the “Loan Documentation Material Weakness”). This material weakness arose in connection with the Company’s initial recognition, under the Second Amended CAA effective October 1, 2025, of a stand-ready guarantee liability at fair value under ASC 460 and an expected credit loss liability under ASC 326-20. Both measurements rely on underlying CRB loan documentation maintained as part of the Company’s credit administration responsibilities under the Second Amended CAA. In connection with the year-end audit, certain loan documentation used in connection with these measurements was identified as out of date or inconsistent with the terms of the underlying loans. The Loan Documentation Material Weakness remained outstanding as of June 30, 2026.

While the Company’s valuation conclusions with respect to the stand-ready guarantee liability and the expected credit loss liability were determined to be fairly stated as of June 30, 2026, the absence of a formalized loan documentation review and maintenance process represents a control deficiency that, if not remediated, could result in a material misstatement of the Company’s indemnification liability under ASC 460 or its expected credit loss liability under ASC 326-20 in future periods.

Remediation of Loan Documentation Material Weakness

Management has taken substantive steps to remediate the Loan Documentation Material Weakness. These steps have included developing a formal remediation plan, discussing and confirming the design of that plan with the Company’s independent registered public accounting firm, implementing the remediation plan which included the development of new checklists, procedures and the restructuring of the relevant department. Management is currently evaluating the operating effectiveness of the controls implemented under the plan. A material weakness is not considered remediated until management concludes, through testing, that the applicable controls have operated effectively for a sufficient period of time. Management currently anticipates that the Loan Documentation Material Weakness will be considered remediated during the fourth quarter of 2026, provided that a sufficient volume of loan activity occurs during that period to allow management to evidence the operating effectiveness of the remediated controls. There can be no assurance that the material weakness will be remediated within this anticipated timeframe, or at all, particularly if loan origination or renewal volume during the relevant period is insufficient to support management’s testing of the remediated controls.

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

Status of Previously Remediated Material Weakness

As also disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the previously identified material weakness related to the completeness and accuracy of account activity fee income earned on CRB deposits held at PCCU has been remediated. As of June 30, 2026, sufficient time has not yet elapsed to enable management to conclude that the related controls are operating effectively. Management will continue to monitor the operating effectiveness of these controls during 2026.

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above with respect to the Loan Documentation Material Weakness, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Although some of the legal proceedings set forth herein may result in adverse decisions or settlements, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. For additional information regarding certain legal proceedings, see Note 16 – Commitments and Contingencies to the Company’s consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

A new Nasdaq rule will delist companies whose market capitalization falls below $5 million for 30 or more consecutive trading days.

On July 22, 2026, the SEC approved a proposed Nasdaq rule (originally filed with the SEC on January 13, 2026) that would require Nasdaq-listed companies to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million. As approved, the rule provides that if a company fails to maintain this minimum for a period of thirty consecutive business days, it will be immediately subject to suspension and delisting, without any cure or compliance period.

Subsequent to the SEC’s approval, on July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition for review of the July 22, 2026 approval order and that, as a result, the order is stayed until the SEC orders otherwise. The new MVLS requirement is therefore not currently in effect, and we cannot predict whether or when the stay will be lifted, whether the rule will be modified or vacated as a result of the pending review, or when any such rule would become effective if approved.

If the stay is lifted and the rule becomes effective, and if we fail to satisfy its requirements, Nasdaq would commence delisting procedures against the Company. In that event, our Common Stock would likely then trade only in the over-the-counter market and the market liquidity of our Common Stock could be adversely affected and its market price could decrease. If our Common Stock was to trade on the over-the-counter market, selling our Common Stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage for the Company; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask price for our Common Stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the minimum market value of listed securities, or prevent future non-compliance with the listing requirements.

Recent developments in shareholder litigation against us on certain counterclaims could result in a material adverse effect on our financial position, results of operations, and cash flows.

As previously disclosed in a Current Report on Form 8-K filed with the SEC, on April 23, 2026 the District Court granted summary judgment against us on counterclaims relating to the validity of the Second Amendment and our payment of the first anniversary parent shares, with damages to be determined at a future hearing. The District Court’s order is not final, it is an appealable order. Additional claims, including a counterclaim concerning the $3.0 million second anniversary cash consideration payment and our declaratory judgment claim, remain set for trial on August 10 and 11, 2026. We intend to defend our positions vigorously and to pursue all available legal options, but we may not prevail at trial or on any appeal that may become available.

The ultimate resolution of the litigation could result in damages, settlement payments, or other obligations that are material to us. Our ability to fund any such payment in cash may be materially constrained by the terms of the ELOC or our Series B Convertible Preferred Stock. The $3.0 million previously deposited into the District Court’s registry remains reflected in our condensed consolidated financial statements pending resolution of the related claims and is not currently available for our general operating or strategic use. An adverse outcome could have a material adverse effect on our business, financial position, results of operations, cash flows, liquidity, the trading price of our securities, and our ability to regain or maintain compliance with applicable Nasdaq listing standards. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Litigation” and Note 16, “Commitments and Contingencies” for additional details.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company issued 2,907,462 shares of Common Stock under the ELOC and received net proceeds of $1.0 million with an average price per share of $0.33. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 29, 2022).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 20, 2025).
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on November 10, 2025).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
3.5	Certificate of Designation of Series B Preferred Stock of SHF Holdings, Inc., dated September 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
3.6	Amendment to SHF Holdings, Inc. Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 10, 2025).
31.1*	Certification of Principal Executive Officer and Principal Chief Financial Officer Pursuant to Securities and Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer Pursuant to Securities and Exchange Act Rule 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certificate of Principal Executive Officer and Principal Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certificate of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Terrance E. Mendez	Chief Executive Officer and Chief Financial Officer	August 7, 2026
Terrance E. Mendez	(Principal Executive Officer)

/s/ Douglas Beck	Principal Accounting Officer, Senior Vice President of Finance	August 7, 2026
Douglas Beck	(Principal Financial and Accounting Officer)

