Form 10-Q
period 2026-09-30
SHF Holdings, Inc.
filed 2026-11-09
CIK 1854963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 001-40524

SHF Holdings, Inc.

(Exact name of registrant as specified in Its charter)

Delaware	86-2409612
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1526 Cole Blvd., Suite 250 Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 431-3435

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	SHFS	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $2,760 per share	SHFSW	The Nasdaq Stock Market LLC

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

As of November, 6, 2026, there were 132,248,520 shares of the Company’s Class A Common Stock, par value $0.0001 per share, outstanding.

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

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance and condition, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause the actual results, performance, achievements, or financial condition of the Company to be materially different from future results, performance, achievements, or financial condition expressed or implied by such forward-looking statements. Furthermore, this Form 10-Q may contain forward-looking statements regarding the potential for federal rescheduling of cannabis, the potential passage of the SAFER Banking Act of 2025 (the “SAFER Banking Act”), projected growth of the cannabis market, the potential impact of regulatory changes on the Company’s business, the Proposed Transaction (as defined below) and the anticipated benefits of the Second Amended and Restated Commercial Alliance Agreement (the “Second Amended CAA”). You should not expect us to update any forward-looking statements. These forward-looking statements should be read together with the discussion of the Company’s risks and uncertainties included under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2026.

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

3

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

● Future acquisitions and expansion activities may disrupt our business, dilute stockholder value and adversely affect our operating results;

● We may not be able to generate sufficient cash to service all of our operational needs;

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

● We may be unable to consummate the Proposed Transaction on the terms described in the non-binding term sheet, within the timeframe we anticipate, or at all; and

● Other factors and information in other filings that we make with the SEC under the Exchange Act and Securities Act.

4

PART I – FINANCIAL INFORMATION

SHF Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$4,396,069	$6,779,040
Accounts receivable – trade	17,934	31,376
Accounts receivable – related party	754,522	1,009,483
Prepaid expenses	1,029,042	862,400
Contract asset	516,283	516,283
Other current assets	3,324,800	3,000,000
Total Current Assets	10,038,650	12,198,582
Capitalized software development costs, net	247,706	-
Operating lease right to use asset	429,932	547,186
Investment in preferred securities	-	1,450,000
Prepaid expenses	162,500	414,329
Contract asset	2,194,201	2,581,417
Other assets	19,544	15,510
Total Assets	$13,092,533	$17,207,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$352,305	$189,828
Accounts payable-related party	174,166	171,365
Accrued expenses	1,292,141	1,310,463
Deferred revenue	3,749	15,415
Operating lease liability	193,976	181,963
Deferred consideration	3,000,000	3,000,000
Stand-ready guarantee liability	716,812	711,667
Financial indemnification liability	60,327	433,968
Other current liabilities	511,445	485,055
Total Current Liabilities	6,304,921	6,499,724
Warrant liabilities	298	39,620
Stand-ready guarantee liability	718,731	1,245,416
Financial indemnification liability	496,878	657,804
Operating lease liability	382,729	528,552
Total Liabilities	7,903,557	8,971,116
Commitments and Contingencies (Note 17)		-
Stockholders’ Equity
Convertible preferred stock, $.0001 par value, 1,250,000 shares authorized, 111 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Series B Convertible Preferred Stock, $.0001 par value, 35,000 shares authorized, 27,134 and 30,808 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Class A Common Stock, $.0001 par value, 1,000,000,000 shares authorized, 1,028,702 and 356,794 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	103	36
Additional paid-in capital	132,377,259	131,152,412
Accumulated deficit	(127,188,389)	(122,916,543)
Total Stockholders’ Equity	5,188,976	8,235,908
Total Liabilities and Stockholders’ Equity	$13,092,533	$17,207,024

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,952,285	$1,833,770	$5,862,464	$5,611,456
Operating Expenses:
Compensation and employee benefits	1,516,406	1,695,786	4,654,679	4,651,318
Professional services	722,167	442,312	2,660,780	2,654,183
Rent expense	50,012	56,529	162,415	180,720
Amortization of contract asset	129,072	-	387,216	-
Credit benefit	(353,412)	-	(1,056,107)	-
General and administrative expenses	890,142	856,389	2,845,293	2,305,018
Total operating expenses	2,954,387	3,051,016	9,654,276	9,791,239
Operating loss	(1,002,102)	(1,217,246)	(3,791,812)	(4,179,783)
Other (Expenses) Income:
Change in fair value of warrant liabilities	8,125	(657,417)	39,322	596,823
Change in fair value of deferred consideration	-	(40,565)	-	79,475
Gain on extinguishment of debt	-	3,336,213	-	3,336,213
Costs incurred to secure financing	-	(988,837)	-	(988,837)
Net loss on disposal of investment in preferred securities	-	-	(340,408)	-
Issuance cost from the sale of the ELOC	-	-	(210,109)	-
Interest expense	-	(252,640)	(6,870)	(480,767)
Interest income	14,583	-	38,031	-
Total other income (expenses)	22,708	1,396,754	(480,034)	2,542,907
Net (loss) income before income tax	(979,394)	179,508	(4,271,846)	(1,636,876)
Income tax benefit	-	-	-	58,470
Net (loss) income	$(979,394)	$179,508	$(4,271,846)	$(1,578,406)
Deemed dividends	-	-	(1,068,758)	-
Net (loss) income attributable to common stockholders	$(979,394)	$179,508	$(5,340,604)	$(1,578,406)
Weighted average shares outstanding, basic	1,027,845	242,268	660,939	236,630
Basic net (loss) income per share	$(0.95)	$0.74	$(8.08)	$(6.67)
Weighted average shares outstanding, diluted	1,027,845	259,242	660,939	236,630
Diluted net (loss) income per share	$(0.95)	$0.69	$(8.08)	$(6.67)

See accompanying notes to unaudited condensed consolidated financial statements.

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

	Preferred Stock		Convertible Preferred Stock Series B		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2026	111	$-	27,134	$3	1,027,747	$103	$132,309,856	$(126,208,995)	$6,100,967
Issuance of shares due to reverse stock split	-	-	-	-	89	-	-	-	-
Stock compensation expense	-	-	-	-	-	-	41,523	-	41,523
Amortization of share-based consulting services	-	-	-	-	-	-	24,518	-	24,518
Sales of Class A Common Stock	-	-	-	-	866	-	1,362	-	1,362
Net loss	-	-	-	-	-	-	-	(979,394)	(979,394)
Balance, September 30, 2026	111	$-	27,134	$3	1,028,702	$103	$132,377,259	$(127,188,389)	$5,188,976

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

	Preferred Stock			Convertible Preferred Stock Series B		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	111	$		-	$-	235,554	$24	$104,654,264	$(122,513,459)	$(17,859,171)
Stock issuance for legal settlement	-		-	-	-	7,442	1	199,999	-	200,000
Issuance of Series B Convertible Preferred Stock and Series B Warrants, net of offering costs	-		-	31,052	3	-	-	23,880,140	-	23,880,143
Stock compensation expense	-		-	-	-	-	-	596,131	-	596,131
Net income	-		-	-	-	-	-	-	179,508	179,508
Balance, September 30, 2025	111		$-	31,052	$3	242,996	$25	$129,330,534	$(122,333,951)	$6,996,611

SHF Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

	Preferred Stock			Convertible Preferred Stock Series B		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	111	$		30,808	$3	356,794	$36	$131,152,412	$(122,916,543)	$8,235,908
Stock compensation expense	-		-	-	-	-	-	141,954	-	141,954
Sales of Class A Common Stock	-		-	-	-	261,818	26	1,341,214	-	1,341,240
Issuance of shares due to reverse stock split	-		-	-	-	89	-	-	-	-
Forfeiture of Series B Convertible Preferred Stock	-		-	(476)	-	-	-	(72,148)	-	(72,148)
Amortization of share-based consulting services	-		-	-	-	-	-	108,891	-	108,891
Conversion of Series B Convertible Preferred Stock	-		-	(3,198)	-	410,001	41	(41)	-	-
Redemption of Series B Convertible Preferred Stock	-		-	-	-	-	-	(295,023)	-	(295,023)
Net loss	-		-	-	-	-	-	-	(4,271,846)	(4,271,846)
Balance, September 30, 2026	111		$-	27,134	$3	1,028,702	$103	$132,377,259	$(127,188,389)	$5,188,976

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

	Preferred Stock			Convertible Preferred Stock Series B		Class A Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	111	$		-	$-	231,972	$24	$108,467,507	$(120,755,545)	$(12,288,014)
Change in fair value of FPA	-		-	-	-	-	-	(4,584,221)	-	(4,584,221)
Stock issuance for legal settlement	-		-	-	-	7,442	1	199,999	-	200,000
Restricted stock units	-		-	-	-	358	-	8,768	-	8,768
Net share settlement	-		-	-	-	(118)	-	-	-	-
Change due to reverse stock split	-		-	-	-	3,343	-	-	-	-
Issuance of Series B Convertible Preferred Stock and Series B Warrants, net of offering costs	-		-	31,052	3	-	-	23,880,140	-	23,880,143
Stock compensation expense	-		-	-	-	-	-	1,358,341	-	1,358,341
Net loss	$-		-	-	-	-	-	-	(1,578,406)	(1,578,406)
Balance, September 30, 2025	111		$-	31,052	$3	242,996	$25	$129,330,534	$(122,333,951)	$6,996,611

SHF Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,271,846)	$(1,578,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	3,155
Loss on sale of investment in preferred securities	340,408	-
Amortization of contract asset	387,216	-
Amortization of prepaid consulting (Series B Preferred Stock)	108,891	-
Amortization of internally generated software	4,198	-
Discount on common stock sold pursuant to the ELOC	210,109	-
Stock compensation expense	141,954	1,379,880
Lease expense	(16,556)	(4,150)
Change in the fair value of deferred consideration	-	(79,475)
Credit benefit	(1,056,107)	-
Gain on extinguishment of debt	-	(27,500)
Gain on extinguishment of forward purchase derivative	-	(3,308,713)
Debt discount	-	137,500
Costs incurred to secure financing	-	800,000
Shares issued in settlement of a legal dispute	-	200,000
Change in fair value of warrant and forward purchase option derivative liabilities	(39,322)	(596,823)
Changes in operating assets and liabilities:
Accounts receivable – trade	13,442	88,376
Accounts receivable – related party	254,961	302,880
Prepaid expenses	13,039	524,571
Accrued interest receivable	-	16,319
Other current assets	-	(206,256)
Other assets	(4,034)	-
Other current liabilities	(268,633)	(34,351)
Accounts payable	162,477	628,609
Accounts payable – related party	2,801	101,458
Accrued expenses	(18,322)	(697,326)
Contract liabilities	-	(3,123)
Deferred revenue	(11,666)	-
Net cash used in operating activities	(4,046,990)	(2,353,375)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from sale of investment preferred securities	786,154	-
Capitalized software development costs	(251,904)	-
Proceeds from loan sale	-	392,186
Net cash provided by investing activities	534,250	392,186
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayment of senior secured promissory note	-	(255,765)
Proceeds from convertible debt	-	550,000
Issuance of Series B Convertible Preferred Stock, net of expenses	-	216,800
Net share settlement for stock compensation expense	-	(12,771)
Proceeds from the sale of common stock pursuant to the ELOC	1,129,769	-
Net cash provided by (used in) financing activities	1,129,769	498,264
Net decrease in cash and cash equivalents	(2,382,971)	(1,462,925)
Cash and cash equivalents – beginning of period	6,779,040	2,324,647
Cash and cash equivalents – end of period	$4,396,069	$861,722
SUPPLEMENTAL CASH FLOW INFORMATION:
Supplemental noncash investing and financing activities:
Interest paid	$6,870	$344,041
Receivable for unsettled ADTX sale	323,438	-
Forfeiture of Series B shares related to consulting contract	72,148	-
Accrued redemption payable to Series B holders	295,023	-
ELOC proceeds receivable	1,362	-
Reclassification of forward purchase receivable	-	(4,584,221)
Proceeds from the issuance of Series B Convertible Preferred Stock and Series B Warrants	-	5,913,200
Shares issued in settlement of a legal dispute	-	200,000
Investment in Preferred Securities	-	1,500,000
Prepaid Consulting Contracts	-	318,557
Extinguishment of debt for equity	-	10,748,409
Equity issued to settle forward purchase derivative liability,	-	7,309,580
Exchange of convertible notes for Series B Convertible Preferred stock and Series B warrants	-	825,000
Offering costs, associated with issuance of Series B Convertible Preferred Stocks and Series B Warrants	-	427,087

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

The Company operates a proprietary fintech platform across 41 states and territories in the United States. Through this platform, SHF enables its FI customers to compliantly offer the following banking-related services to CRBs:

●	Business checking and savings accounts;	●	Cash management accounts	●	Savings and investment options
●	Commercial lending	●	Courier services (via third-party relationships)	●	Remote deposit services
●	Automated Clearing House payments and origination	●	Wire payments.	●	For Benefit Of Accounts

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”).

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

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, statements of stockholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or other interim periods.

The condensed unaudited consolidated financial statements include the accounts of SHF Holdings, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

Liquidity and Going Concern

Liquidity refers to our ability to meet anticipated cash demands, including funding operations, and covering other routine business expenses. Our primary cash outflows include operating costs, professional services and general business expenditures. The Company’s sources of liquidity are its existing cash and cash equivalents, cash flows from operations to the extent achieved and, subject to the restrictions described below, the sale of Common Stock pursuant to the Equity Line of Credit (the “ELOC”).

As of September 30, 2026, the Company had cash and cash equivalents of $4.4 million, working capital of $3.7 million, and total stockholders’ equity of $5.2 million, which is $2.7 million above the minimum Nasdaq stockholders’ equity requirement of $2.5 million under Nasdaq Listing Rule 5550(b)(1). The Company has incurred recurring losses from operations and negative cash flows from operations, including an operating loss of $3.8 million and net cash used in operating activities of $4.0 million for the nine months ended September 30, 2026, and an accumulated deficit of $127.2 million as of September 30, 2026.

In addition, a trial on damages and the remaining claims in the Abaca (as defined below) litigation was held on August 10 and 11, 2026, and the District Court has not issued its ruling. The Company assesses a loss as reasonably possible but not probable and estimates the range of reasonably possible loss at $0 to $7.8 million. An adverse ruling at or near the upper end of that range would exceed the Company’s available liquidity. The $3.0 million second anniversary payment deposited in the District Court’s registry is not available to fund operations. See Note 17, Commitments and Contingencies.

These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern.

Management has developed and is implementing a series of measures intended to preserve liquidity and support the Company’s ability to meet its obligations during the look-forward period:

●	Strengthened Revenue Profile: The Second Amended Commercial Alliance Agreement (“Second Amended CAA”) with PCCU, effective October 1, 2025, increased the Company’s share of loan program income from approximately 35% to up to 65% of the loan program income generated by PCCU’s CRB loan portfolio, improving the recurring revenue profile of the Company’s core business on a prospective basis. For the nine months ended September 30, 2026, this change increased loan program income by approximately $0.9 million compared to the same period in 2025. In addition, the asset hosting fee structure transitioned from a flat rate to a tiered marginal rate schedule based on average daily deposit balances, with rates ranging from 0.50% on the first $25 million to 1.25% on balances above $125 million, resulting in estimated annual savings of approximately $0.3 million compared to the rates contained in the First Amended Commercial Alliance Agreement (the “Amended CAA”). The Company is also exploring strategic relationships with additional financial institutions.

●	Access to Additional Capital: On September 17, 2025, the Company entered into the ELOC with an institutional investor (the “ELOC Investor”), under which the Company may, at its sole discretion and subject to customary conditions, sell up to $150.0 million of newly issued shares of Common Stock to the investor party thereto. The ELOC expires on September 17, 2028. For the nine months ended September 30, 2026, the Company raised $1.1 million from the use of the ELOC. The Company’s continued ability to access the ELOC is subject to a number of conditions, including the absence of any Material Adverse Effect (as defined in Note 16, Stockholders’ Equity, in subsection “Equity Line of Credit and Related Series B Redemption Obligation”), and there can be no assurance that the Company will be able to draw the full amount of the commitment. See Note 16, Stockholders’ Equity. In addition, 25% of the proceeds of each draw must be used to redeem shares of Series B Convertible Preferred Stock (as defined below), and the Company’s ability to use the ELOC is limited by the current trading price of its Common Stock.

●	Expense Management: The Company has made strategic investments in marketing, lending and system development. Management has identified specific actionable cost reductions that are within its direct operational control and that it would implement should operating conditions deteriorate below base-case expectations, including pausing or restructuring those strategic investments.

●

Cash Flow Monitoring: Management maintains a 52-week rolling cash flow projection that tracks anticipated expenses, revenues, and ending cash balances against budget. Cash positions are reviewed on a bi-weekly basis to ensure the Company maintains adequate liquidity to fund operations.

On October 23, 2026, the Company entered into a non-binding term sheet with Opifex Media, Inc. (“Opifex”), a Beverly Hills, California-based media holding company focused on the creator economy, regarding the Proposed Transaction (as defined below) described in Note 18, Subsequent Events. The Company does not intend to draw on the ELOC until the earlier of the closing of the Proposed Transaction or the termination of the term sheet. The Company has also agreed not to make certain payments without Opifex’s consent while the term sheet is in effect, including voluntary payments to holders of the Series B Securities, litigation settlements, and bonuses, retention or change-of-control payments not previously in effect and disclosed. The restrictions limit the sources of liquidity and the actions available to management during the pendency of the Proposed Transaction.

Notwithstanding the measures described above, the Company continues to incur operating losses and negative cash flows from operations, the ELOC is not expected to be used while the Proposed Transaction is pending, and the Company’s ability to execute on its expense-management plans involves elements outside of management’s sole control. Accordingly, management has concluded that management’s plans, considered in the aggregate, do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

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

Reverse Stock Split

On September 30, 2026, the Company effected a 1-for-12 reverse stock split of its Common Stock (the “2026 Reverse Stock Split”) pursuant to a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware, which became effective on September 30, 2026. The 2026 Reverse Stock Split was effected to increase the per share trading price of the Common Stock in order to regain compliance with the $1.00 minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), as described in Note 17, Commitments and Contingencies, Nasdaq Listing Compliance. No fractional shares were issued; stockholders otherwise entitled to a fractional share received a number of shares rounded up to the nearest whole share. The 2026 Reverse Stock Split did not change the par value of the Common Stock or the number of authorized shares. Proportional adjustments were made to the number of shares issuable upon exercise or conversion of, and the exercise or conversion prices of, the Company’s outstanding warrants, stock options, restricted stock units and Series B Convertible Preferred Stock, and to the number of shares reserved under the Company’s equity incentive plan. All share and per share amounts for all periods presented have been adjusted to reflect the 2026 Reverse Stock Split.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, balances due from financial institutions, and other highly liquid investments with original maturities of three months or less from the date of purchase that are readily convertible to known amounts of cash and are subject to an insignificant risk of changes in value.

As of September 30, 2026, cash and cash equivalents were $4.4 million, primarily held in operating accounts, substantially all of which were on deposit with PCCU, a related party (see Note 10, Related Party Transactions). The Company’s investment in a government money market fund represents operating cash of the Company’s wholly owned subsidiary, SHF, LLC.

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

●

Loan Program Income

Prior to October 1, 2025, loan program income represented the Company’s allocated share of interest earned on cannabis-related business loans originated by PCCU. Under the First Amended CAA, the Company’s share of loan program income was determined by a loan yield allocation formula that incorporated the Constant Maturity U.S. Treasury Rate published by the Federal Reserve, along with a proprietary risk rating formula to determine the allocation between the Company and PCCU. Under this formula, the Company received approximately 35% of net interest income on applicable loans, with the remainder retained by PCCU.

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

Safe Harbor Program Income

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

Preferred Stock - Classification and Measurement

The Company evaluated its Series B Convertible Preferred Stock under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Contracts in Entity’s Own Equity, and concluded that it is appropriately classified in permanent equity. The Series B Convertible Preferred Stock is not mandatorily redeemable, and it does not contain redemption features that are outside the Company’s control. Any embedded conversion features are indexed to the Company’s own stock and meet the conditions for equity classification, and therefore it is not bifurcated and accounted for as a derivative.

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

Contract Asset

The contract asset was recognized in connection with the Second Amended CAA within the scope of ASC 340-40. This asset represents costs incurred to fulfill the contract, specifically the cost of assuming the stand-ready guarantee obligation under ASC 460 and the contingent indemnification exposure under ASC 326. The contract asset is amortized on a systematic and rational basis over the contract term consistent with the release of the underlying guarantee exposure. The contract asset is evaluated for impairment under ASC 340-40-35-3 when facts and circumstances indicate the carrying amount may not be recoverable and any impairment identified is recognized in the period identified and may not be subsequently reversed.

Capitalized Software Development Costs

The Company capitalizes certain costs incurred to develop software for internal use in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. Costs incurred during the preliminary project stage, including conceptual formulation, evaluation of alternatives and determination of performance requirements, are expensed as incurred. Costs incurred during the application development stage, consisting primarily of external direct costs of materials and services and payroll and payroll-related costs of employees directly associated with the project, are capitalized once management with the relevant authority has authorized and committed to funding the project and it is probable the project will be completed and the software will be used to perform the function intended. Capitalization ceases when the software is substantially complete and ready for its intended use. Costs incurred after the software is placed in service, including training, maintenance and minor enhancements that do not add functionality, and costs that do not qualify for capitalization, are expensed as incurred and are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the software, generally five years, beginning when the software is placed in service, and amortization is included in general and administrative expenses. Capitalized software is evaluated for impairment in accordance with ASC 360-10 whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, measured as the excess of carrying amount over fair value.

Stand Ready Guarantees – ASC 460

The Company accounts for its indemnification obligation to PCCU under the Second Amended CAA as a financial guarantee within the scope of ASC 460, Guarantees. Under ASC 460-10-25-3, the issuance of a guarantee imposes a noncontingent obligation to stand ready to perform, and at inception the Company recognizes a stand-ready guarantee liability equal to the fair value of that obligation, irrespective of the likelihood that a payment will actually be required. A new stand-ready liability is recognized at fair value each time a loan is added to the indemnified CRB loan portfolio.

Subsequent to initial recognition, the stand-ready liability is not remeasured to fair value. Consistent with ASC 460-10-35-2, it is reduced through release to income on a systematic and rational basis over the weighted average life of the underlying indemnified loans, reflecting the Company’s progressive release from risk as those loans are repaid or mature.

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

The financial indemnification liability is measured independently from, and recognized in addition to, the ASC 460 stand-ready guarantee liability. The two liabilities coexist separately on the unaudited condensed consolidated balance sheet and do not offset or true up to each other. The ASC 460 liability is fixed at inception and released over the guarantee term, while the financial indemnification liability is dynamic and remeasured each quarter. Changes in the financial indemnification liability are recognized as a provision for, or reversal of, credit losses within credit benefit in the unaudited condensed consolidated statements of operations in the period of remeasurement.

Concentration of Risk

The Company’s revenue is concentrated in the United States with a single customer, PCCU, which represented the substantial majority of revenue for the three and nine months ended September 30, 2026 and September 30, 2025, see Note 10, Related Party Transactions. Substantially all CRB client deposits are maintained at PCCU, and all fund transmissions to and from those deposit accounts are handled directly by PCCU.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable and cash accounts maintained at financial institutions. At times, account balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $0.25 million.

As of September 30, 2026 and December 31, 2025, the Company had $3.6 million and $6.5 million of account balances, respectively, in excess of FDIC coverage. Additionally, amounts due from PCCU represented approximately 98.0% and 97.0% of total accounts receivable as of September 30, 2026 and December 31, 2025, respectively, with balances of approximately $0.8 million and $1.0 million, respectively. The Company has not experienced losses on these accounts or receivables, and management does not believe the Company is exposed to significant credit risk on such accounts.

Recently Issued Accounting Standards

Standards Adopted in 2026

ASU 2024-04 – Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions: In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-04, which clarifies the accounting for induced conversions of convertible debt. The standard is effective for annual periods beginning after December 15, 2025. The Company adopted this standard prospectively. The adoption had no effect on the Company’s unaudited condensed consolidated financial statements. The conversions of Series B Convertible Preferred Stock that were induced via a temporary reduction in the Series B Convertible Preferred Stock’s conversion price, which occurred during the quarter ended June 30, 2026, are equity-classified preferred stock conversions accounted for under ASC 260-10-S99-2 rather than ASU 2024-04 (which amends ASC 470-20), and the resulting deemed dividend is disclosed in Note 12, Earnings Per Share.

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

ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: In September 2025, the FASB issued ASU 2025-06, which removes the project-stage framework for capitalizing internal-use software costs and instead requires capitalization to begin when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The standard also removes references to website development costs and provides guidance on evaluating significant development uncertainty. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods, with early adoption permitted. The Company plans to adopt this standard prospectively on January 1, 2028, and does not anticipate a material impact on its unaudited condensed consolidated financial statements.

ASU 2026-01 – Debt (Subtopic 505-10): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock: In April 2026, the FASB issued ASU 2026-01, which requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured based on the PIK dividend rate stated in the preferred stock agreement for purposes of both financial statement recognition and earnings per share calculations. The standard does not change when PIK dividends are recorded or when they affect earnings per share. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted and does not anticipate a material impact on its unaudited condensed consolidated financial statements.

Loss of Emerging Growth Company Status: The Company is an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 and has elected to use the extended transition period for complying with new or revised accounting standards. The Company will cease to be an EGC on December 31, 2026, the last day of the fiscal year following the fifth anniversary of its initial public offering. Beginning with its Annual Report on Form 10-K for the year ending December 31, 2026, the Company will be required to adopt new or revised accounting standards on the effective dates applicable to public business entities and will no longer be permitted to defer adoption to the dates applicable to private companies. The Company has adopted, as of the public business entity effective dates, all accounting standards that are effective for public business entities for annual periods beginning on or before January 1, 2026. Accordingly, management does not expect the loss of EGC status to require the adoption of any additional accounting standards in the Annual Report on Form 10-K for the year ending December 31, 2026. The effective dates presented above for standards not yet adopted are those applicable to public business entities, and the Company expects to adopt each such standard on that date.

The Company will continue to monitor the development of accounting standards and intends to adopt them in accordance with their respective effective dates. Additional disclosures will be provided in future filings as the Company completes its assessment of these standards’ impact.

Note 3 - Deferred Consideration

On November 21, 2024, the Company deposited the $3.0 million second annual cash payment into the registry of the Denver County, Colorado District Court (the “District Court”) pending resolution of a dispute among former shareholders of Rockview Digital Solutions, Inc. (d/b/a Abaca) (“Abaca”) regarding the party authorized to receive the payment. See Note 17, Commitments and Contingencies.

The change to deferred consideration recognized as an expense for the three months ended September 30, 2026 and September 30, 2025 was $0.0 and $0.04 million, respectively. The change to deferred consideration is recognized as a credit for the nine months ended September 30, 2026 and September 30, 2025 was $0.0 and $0.1 million, respectively. Deferred consideration as of September 30, 2026 and December 31, 2025 was $3.0 million. This amount has been deposited with the District Court registry, which is carried as an asset pending resolution of the shareholder litigation described in Note 17, Commitments and Contingencies.

Note 4 - Prepaid Expenses

Prepaid expenses as of September 30, 2026 and December 31, 2025 consist of the following:

	September 30, 2026	December 31, 2025
Insurance	$819,906	$791,423
Consulting	135,130	325,100
Others	236,506	160,206
Prepaid expenses	1,191,542	1,276,729
Less: Current portion	1,029,042	862,400
Total non-current portion	$162,500	$414,329

Insurance

The Company maintains several insurance policies. In addition, in connection with the Company’s de-SPAC transaction that closed on September 28, 2022, the Company obtained a Directors and Officers liability run-off policy that provides coverage through September 2028.

Consulting

In connection with the September 2025 Recapitalization (as defined below), the Company issued 1,063 shares of Series B Convertible Preferred Stock, as well as Common Stock purchase warrants (as amended and restated, the “Series B Warrants” and, together with the Series B Convertible Preferred Stock, the “Series B Securities”) to purchase $0.5 million of Common Stock at the applicable conversion price to three independent service providers in exchange for professional and marketing services to be rendered through September 30, 2027. The equity instruments were measured at their grant-date fair value of approximately $0.8 million based on a valuation performed by a third-party specialist and are classified within stockholders’ equity. The grant-date fair value was recorded as prepaid consulting and is being amortized to professional services expense on a straight-line basis over the two-year service period.

Of these amounts, one of the three service providers received 480 shares of Series B Convertible Preferred Stock and a Series B Warrant to purchase $0.2 million of Common Stock at the applicable conversion price. Effective April 28, 2026, the Company and this service provider amended their agreement and, in connection therewith, the service provider returned to the Company 476 of the then-outstanding, unconverted shares of Series B Convertible Preferred Stock and its unexercised Series B Warrant. The cancellation resulted in the reversal of a prepaid expense of $0.1 million, which is reflected in the unaudited condensed consolidated statement of Stockholders’ Equity for the nine month period ended September 30, 2026.

Note 5 - Investment in Preferred Securities

During the year ended December 31, 2025, in connection with the issuance of 1,875 shares of Series B Convertible Preferred Stock and accompanying Series B Warrants at $800 per share, the Company received, as non-cash consideration, preferred shares of Aditxt Inc. (“ADTX”). No cash was exchanged in this transaction. The ADTX preferred shares had an estimated fair value and carrying value of $1.5 million at the date of receipt.

During the year ended December 31, 2025, ADTX redeemed 43 shares of its preferred stock held by the Company, resulting in cash proceeds of approximately $0.05 million, all of which was collected during the period. No loss was recognized on this redemption.

During the nine months ended September 30, 2026, ADTX redeemed approximately 23 shares of its preferred stock held by the Company in accordance with the terms of the preferred shares. These redemptions resulted in cash proceeds of approximately $0.03 million. During the nine months ended September 30, 2026, the Company converted approximately 829 preferred ADTX shares into common shares and sold them for net proceeds of approximately $0.6 million. In addition, the Company sold approximately 605 preferred ADTX shares to an institutional investor for approximately $0.5 million. The combined proceeds were $1.1 million, of which approximately $0.3 million remained receivable as of September 30, 2026, and is included in other current assets in the condensed unaudited consolidated balance sheet as of September 30, 2026. In connection with these redemptions and sales of shares, the Company recognized a loss of $0.3 million for the nine months ended September 30, 2026 within the unaudited condensed consolidated statements of operations. The liquidation occurred during the three months ended June 30, 2026.

The following table summarizes the activity in the investment during the nine months ended September 30, 2026, and for the year ended December 31, 2025:

	As of September 30, 2026		December 31, 2025
	Shares	Amount	Shares	Amount
Initial recognition at fair value (September 30, 2025)	-	-	1,500	$1,500,000
Beginning balance	1,457	$1,450,000	-	-
Proceeds from redemption	(23)	(25,017)	(43)	(50,000)
Disposal of preferred securities	(1,434)	(1,084,575)	-	-
Net loss on disposal of securities	-	(340,408)	-	-
Ending balance	-	$-	1,457	$1,450,000

Note 6 - Contract Asset

The contract asset was recognized in connection with the Second Amended CAA within the scope of ASC 340. This asset represents costs incurred to fulfill the contract, specifically the cost of assuming the stand-ready guarantee obligation under ASC 460 and the contingent indemnification exposure under ASC 326. The contract asset is amortized on a systematic and rational basis over the contract term, consistent with the release of the underlying guarantee exposure. The contract asset is evaluated for impairment under ASC 340-40-35-3 when facts and circumstances indicate the carrying amount may not be recoverable, and any impairment identified is recognized in the period identified and may not be subsequently reversed.

The following table summarizes the change in the contract asset for the three and nine months ended September 30, 2026:

	Stand-ready guarantee	Financial indemnification	Total
Balance, December 31, 2025	$2,049,599	$1,048,101	$3,097,700
Amortization	(85,401)	(43,671)	(129,072)
Balance, March 31, 2026	1,964,198	1,004,430	2,968,628
Amortization	(85,401)	(43,671)	(129,072)
Balance, June 30, 2026	1,878,797	960,759	2,839,556
Amortization	(85,401)	(43,671)	(129,072)
Balance, September 30, 2026	$1,793,396	$917,088	$2,710,484

As of September 30, 2026, $0.3 million and $0.2 million of the stand-ready guarantee and financial indemnification contract assets, respectively, are classified as current, with the remaining $1.5 million and $0.7 million classified as non-current. As of December 31, 2025, $0.3 million and $0.2 million of the stand-ready guarantee and financial indemnification contract assets, respectively, were classified as current, with the remaining $1.7 million and $0.9 million classified as non-current.

Amortization of the contract asset was $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, compared to $0 for the three and nine months ended September 30, 2025, representing the straight-line amortization of the cost to acquire the contract asset recognized as of October 1, 2025, the effective date of the Second Amended CAA. Amortization expense is recognized within operating expenses and is partially offset each period by the corresponding release of the stand-ready guarantee liability and remeasurement of the financial indemnification liability to income, as described in Note 7, Loan Portfolio Indemnification Obligations.

Note 7 - Loan Portfolio Indemnification Obligations

Under the Second Amended CAA, the Company indemnifies PCCU for up to 65% of default-related losses on PCCU’s CRB loan portfolio.

The obligation is recognized as two independent, coexisting liabilities that do not offset each other: (i) a noncontingent stand-ready guarantee liability under ASC 460, measured at fair value at inception, and (ii) a contingent expected credit loss (benefit) liability under ASC 326-20, representing the Company’s up to 65% share of estimated lifetime expected credit losses (benefit) on the PCCU CRB portfolio. Each liability is recognized with a corresponding contract asset under ASC 340-40-25-3, as the indemnification costs are directly related to the Second Amended CAA and are expected to be recovered through the Company’s up to 65% share of loan program income.

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

For loans entered into subsequent to October 1, 2025, the effective date of the Second Amended CAA, management evaluates the stand-ready guarantee on a specific identification basis, separate from the pooled tranche inputs presented above. Loans originated under this methodology are evaluated using the tranche-specific assumptions determined at each loan’s origination date, as follows:

Origination Quarter	# Loans	PD	LGD (incl. cannabis qualitative premium)	Stand-Ready Risk Premium Loading	Discount Rate	Weighted Avg Payout
Three months ended September 30, 2026	1	7.25%	25%	120% of expected loss	5.0%	5 years

Origination Quarter	# Loans	PD	LGD (incl. cannabis qualitative premium)	Stand-Ready Risk Premium Loading	Discount Rate	Weighted Avg Payout
Nine months ended September 30, 2026	3	7.25%	25%	120% of expected loss	4.4% to 5.0%	5 years

The maximum potential amount of future payments under the guarantee across all loans evaluated on a specific identification basis is approximately $33.3 million and $33.8 million as of September 30, 2026 and December 31, 2025, respectively, representing 65% of the total outstanding CRB loan portfolio balance.

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

ASC 326-20 - Financial Indemnification Liability

The financial indemnification liability is estimated using a probability of default (“PD”) × loss given default (“LGD”) framework, with the indemnified portfolio segmented by management’s internal risk rating scale into three tranches. Key assumptions are independently developed by management, incorporating cannabis industry-specific risk factors through a qualitative LGD premium ranging from 12.5% to 17.9% applied across all pooled tranches and individual evaluation of Tranche C loans.

The indemnified portfolio is segmented into three tranches. Loans rated 9 or higher are individually evaluated rather than included in the pooled analysis.

The expected credit loss liability as of September 30, 2026 is as follows:

Tranche	Ratings	Loan Balance	Loss Method	Reserve
Tranche A - Pass Rated	2–5	$29,779,662	Pooled; rates 0.5%–1.8%	$314,761
Tranche B - Elevated Risk	6–8	21,524,586	Pooled; rates 2.0%–3.2%	242,444
Total		$51,304,248		$557,205

The expected credit loss liability as of December 31, 2025 is as follows:

Tranche	Ratings	Loan Balance	Loss Method	Reserve
Tranche A - Pass Rated	2–5	$35,544,024	Pooled; rates 0.5%–1.8%	$406,066
Tranche B - Elevated Risk	6–8	7,168,435	Pooled; rates 3.2%–9.2%	296,304
Tranche C - Specific Risk	9	9,346,394	Individual evaluation	389,402
Total		$52,058,853		$1,091,772

At December 31, 2025, there was a single loan within Tranche C that was individually evaluated due to its commercial and industrial (C&I) structure and collateral-dependent status. Following an independent risk review completed by the loan’s third-party servicer in May 2026, which considered debt-service coverage trends, revenue growth, and a sustained history of current payments, and applied a conservative override to the loan’s quantitatively-indicated rating the loan’s risk rating was upgraded from 9 (Doubtful) to 8 (Substandard) as of September 30, 2026. In connection with this upgrade, management revised the PD applied to the loan to reflect the improved risk profile; the LGD assumption of 50% was not changed, as the collateral composition and expected recovery in a default scenario are unaffected by the payment-performance improvement. The loan remains current on all scheduled payments, and interest income continues to be recognized.

Loans in the portfolio are secured primarily by real estate used for cannabis-specific purposes, including cultivation facilities, processing facilities, and retail dispensaries, and in certain cases by business assets under UCC filings. Because cannabis-use properties have limited alternative-use marketability under current federal law, management applies a two-step discount to collateral values: (i) elimination of the cannabis license premium (the “green tax”), reflecting that a non-cannabis buyer would not ascribe value to the cannabis operating license embedded in the appraised value; and (ii) a reduction to the remaining value to reflect proceeds realizable from a liquidation sale to a non-cannabis buyer. As of September 30, 2026 and December 31, 2025, this methodology results in adjusted portfolio collateral of approximately $44.1 million and $44.1 million against a gross balance of $51.3 million and $52.1 million, respectively.

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

Roll forward of Stand-Ready Guarantee Liability and Financial Indemnification Liability

	Stand-ready guarantee liability	Financial indemnification liability	Total
Balance, December 31, 2025	$1,957,083	$1,091,772	$3,048,855
Change in credit benefit	(182,917)	(133,659)	(316,576)
Balance, March 31, 2026	1,774,166	958,113	2,732,279
Additions from loans originated during the period	10,014	19,686	29,700
Change in credit benefit	(183,042)	(232,777)	(415,819)
Balance, June 30, 2026	1,601,138	745,022	2,346,160
Additions from loans originated during the period	2,155	2,057	4,212
Change in credit benefit	(167,750)	(189,874)	(357,624)
Balance, September 30, 2026	$1,435,543	$557,205	$1,992,748

As of September 30, 2026, $0.7 million and $0.1 million of the stand-ready guarantee liability and financial indemnification liability, respectively, are classified as current, with the remaining $0.7 million and $0.5 million classified as non-current. As of December 31, 2025, $0.7 million and $0.4 million of the stand-ready guarantee liability and financial indemnification liability, respectively, were classified as current, with the remaining $1.2 million and $0.7 million classified as non-current.

Note 8- Capitalized Software Development Cost

During the nine months ended September 30, 2026, the Company began development of internal use software. External development costs incurred during the application development stage were capitalized in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The software was substantially complete and placed in service on September 1, 2026, and is being amortized on a straight-line basis over its estimated useful life of five years.

Capitalized software development costs consisted of the following:

	September 30, 2026	December 31, 2025
Beginning balance	$-	$-
Addition	251,904	-
Less: accumulated amortization	(4,198)	-
Ending balance	$247,706	$-

Amortization expense related to capitalized software development costs was $0.004 million for each of the three and nine months ended September 30, 2026 and is included in general and administrative expenses. There was no amortization expense for the three and nine months ended September 30, 2025. The expected future amortization of capitalized software development costs are as follows:

Year	Amount
2026 (remainder of the year)	$12,595
2027	50,381
2028	50,381
2029	50,381
2030	50,381
2031	33,587
Total	$247,706

No impairment was identified for the three and nine months ended September 30, 2026.

Note 9 - Revenue

The following table presents the Company’s revenue disaggregated by type for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30
	2026	2025
Account fee income	$798,006	$963,098
Loan program income	869,273	510,754
Investment income	283,755	340,688
Safe Harbor Program income	1,251	19,230
Total	$1,952,285	$1,833,770

	Nine Months Ended September 30
	2026	2025
Account fee income	$2,490,567	$3,045,292
Loan program income	2,547,883	1,606,947
Investment income	788,515	901,527
Safe Harbor Program income	35,499	57,690
Total	$5,862,464	$5,611,456

Note 10 - Related Party Transactions

Partner Colorado Credit Union - Related Party Status

The Company identifies related parties in accordance with ASC 850 and Rule 1-02(u) of Regulation S-X.

PCCU is a related party because it held approximately 8.8% and 25.2% of the Company’s Common Stock as of September 30, 2026 and December 31, 2025, respectively. PCCU is also the largest holder of the Company’s Series B Convertible Preferred Stock and holds approximately 49% of outstanding Series B Convertible Preferred Stock and 44% of the associated Series B Warrants as of September 30, 2026; these figures were both approximately 43% on December 31, 2025. These factors give PCCU the ability to significantly influence the Company’s management and operating policies.

Debt Cancellation Agreement

On September 30, 2025, the Company and PCCU entered into a Debt Cancellation Agreement under which the approximately $10.7 million outstanding principal balance on the Senior Secured Promissory Note (originally dated March 29, 2023) was fully satisfied. In exchange, PCCU received:

●	13,436 shares of Series B Convertible Preferred Stock; and

●	A Series B Warrant to purchase 360,532 shares of Common Stock at an exercise price of $18.6336 per share.

PCCU’s conversion and warrant exercise rights are subject to a 4.99% beneficial ownership cap.

Commercial Alliance Agreement - Major Customer Concentration

The Company derives substantially all of its revenue from services provided to PCCU. Revenue generated under the Second Amended CAA and the First Amended CAA, as applicable, totaled $5.4 million and $4.8 million, representing 93% and 85% of total revenue for the nine months ended September 30, 2026 and September 30, 2025, respectively. For the three months ended September 30, 2026 and September 30, 2025, revenue under these agreements totaled $1.8 million and $1.6 million, respectively, accounting for 94% and 88% of total revenue. Amounts due from PCCU represented 98% and 97% of total accounts receivable for the periods ended September 30, 2026 and December 31, 2025. The loss of, or a material change to, this relationship could have a material adverse effect on the Company’s results of operations and financial condition.

Related Party Balances

The following amounts with PCCU are included in the unaudited condensed consolidated balance sheets:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$3,887,046	$6,779,040
Accounts receivable	754,522	1,009,483
Accounts payable	174,166	171,365

In October 2026, PCCU sold 13,340 shares of Series B Convertible Preferred Stock to another holder of Series B Convertible Preferred Stock. See Note 18, Subsequent Events.

Note 11 - Lease

The Company has a non-cancellable operating lease for its corporate office space in Golden, Colorado, which qualifies for capitalization under ASC 842 Leases. As of September 30, 2026, the Golden, Colorado lease has a remaining term of approximately 2.8 years and includes an option to extend for up to ten additional years; however, the extension option is not recognized as part of the right-of-use asset as it is not reasonably certain to be exercised. As of September 30, 2026 and December 31, 2025, the net right-of-use asset “ROU” recorded under the operating lease was $0.4 million and $0.5 million, respectively, and the corresponding lease liability was $0.6 million and $0.7 million, respectively.

The Company evaluates contracts above certain thresholds to identify leases and lease components. Lease and non-lease components are not separated for facility space leases. The Company uses its contractual borrowing rate to determine lease discount rates when an implicit rate is not available. Lease cost for the three months and nine months ended September 30, 2026 and September 30, 2025, included in unaudited condensed consolidated statements of operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost	$50,012	$56,529	$162,415	$180,720

The following represents the activity for the right of use asset:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Beginning balance,	$547,186	$703,524
Amortization	(117,254)	(156,338)
Ending balance	$429,932	$547,186
Weighted average remaining lease term in years	2.8	3.5
Weighted average discount rate	6.9%	6.9%

Future minimum lease payments as of September 30, 2026 are as follows:

Year	Amount
2026 (remainder of the year)	$55,845
2027	226,705
2028	231,218
2029	117,709
Total future minimum lease payments	631,477
Less: imputed interest	(54,772)
Operating lease liabilities	576,705
Less: current portion	(193,976)
Non-current portion of lease liabilities	$382,729

Note 12 - Earnings Per Share

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

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For the Company’s diluted net loss per share calculation, the Company uses the “if-converted method” for the Series B Convertible Preferred Stock and the “treasury stock method” for warrants and stock options. The Company applies the more dilutive of the two-class method or the if-converted / treasury stock method for each class of potentially dilutive instruments. Because the Company incurred a net loss for certain periods presented, all potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. Accordingly, basic and diluted weighted-average shares outstanding are identical for both periods presented.

Time Limited Market Adjustment to Series B Convertible Preferred Stock

During the period from May 6, 2026 through July 31, 2026 (the “Offer Period”), pursuant to Section 8(i) of the Series B Certificate of Designations (as defined below), and with the prior written consent of the Required Holders (as defined in the Series B SPA (as defined below)), the Company temporarily reduced the conversion price of the Series B Convertible Preferred Stock from $18.6336 to $7.80 per share. The reduced conversion price reverted to $18.6336 on August 1, 2026 for any shares of Series B Convertible Preferred Stock that were not converted during the Offer Period.

Preferred Stock Conversions

The Company accounted for conversions of Series B Convertible Preferred Stock during the Offer Period as induced conversions under ASC 260-10-S99-2, applying the framework of ASC 470-20-40-13 through 40-16 by analogy, as the reduced conversion price was available only for a limited period of time. Because the Preferred Stock is equity-classified, the induced conversions, including the resulting deemed dividend, were recorded entirely within permanent stockholders’ equity, with no charge to the statement of operations. The deemed dividend for each conversion was measured, on the applicable conversion date, as the excess of the fair value of the Common Stock issued at the reduced conversion price of $7.80 over the fair value of the shares that would have been issued at the original $18.6336 conversion price, using the closing market price of the Common Stock on the conversion date.

During the nine months ended September 30, 2026, holders converted 3,198 shares of Series B Convertible Preferred Stock into 410,001 shares of Common Stock at the reduced conversion price, resulting in a deemed dividend of $1.1 million. The deemed dividend was added to the net loss in computing net loss attributable to common stockholders for purposes of basic and diluted loss per share. The deemed dividend did not affect the Company’s net loss, total stockholders’ equity, or cash flows from operations.

Issuance of Class A Common Stock

During the nine months ended September 30, 2026, the Company issued Common Stock and raised $1.1 million. Under the terms of the ELOC, the Company is required to redeem shares of its Series B Convertible Preferred Stock for 25% of the total cash consideration raised under the ELOC, pursuant to the mandatory use of proceeds provision. The Series B Convertible Preferred Stock was originally issued at a fair value of $589 per share, reflecting the relative fair value allocation of the $800 per unit transaction price between the Series B Convertible Preferred Stock and the accompanying Series B Warrants, based on standalone fair values determined using a Monte Carlo simulation model. For the nine months ended September 30, 2026, the redemption price exceeded the aggregate carrying value of the redeemed shares by $0.2 million. This excess represents a deemed dividend to such stockholders and has been added to the net loss in computing net loss attributable to common stockholders for purposes of loss per share. The deemed dividend is a non-cash item and does not affect the Company’s unaudited net loss, unaudited stockholders’ equity, or unaudited cash flows from operations for the three and nine months ended September 30, 2026.

The schedule of loss per share, basic and diluted is as follows:

For The Three Months Ended September 30,	2026	2025
Net (loss) income (attributable to common stockholders	$(979,394)	$179,508
Weighted average shares outstanding – basic	1,027,845	242,268
Basic net (loss) income per share	$(0.95)	$0.74
Net (loss) income attributable to common stockholders	$(979,394)	$179,508
Weighted average shares outstanding – diluted	1,027,845	259,242
Diluted net (loss) income per share	$(0.95)	$0.69

For The Nine Months Ended September 30,	2026	2025
Net loss	$(4,271,846)	$(1,578,406)
Deemed dividends	$(1,068,758)	-
Net loss attributable to common stockholders	$(5,340,604)	$(1,578,406)
Weighted average shares outstanding – basic and diluted	660,939	236,630
Basic and diluted net loss per share	$(8.08)	$(6.67)

For the three-month period ended September 30, 2025, earnings per share was calculated using the two-class method to allocate net income between the Common Stock and the Series B Convertible Preferred Stock based on their respective participation rights. The Company’s net income of $0.2 million was allocated between a 242,268 weighted average for the Common Stock and a 341 weighted average Series B Convertible Preferred Stock, resulting in basic earnings per share of Common Stock of $0.74 and basic earning per share of Series B Convertible Preferred Stock of $0.74. No preferred dividends were declared or paid in that period. For all other periods presented the Company incurred a net loss and potentially dilutive securities were excluded as anti-dilutive.

Certain share-based equity awards and warrants were excluded from the computation of dilutive earnings per share because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards that were excluded.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares to be issued to Abaca shareholders	-	-	-	3,126
Stock options	38,770	29,475	38,770	42,832
Restricted stock	-	-	-	121
Series A Convertible Preferred Stock	370	-	370	370
Series B Convertible Preferred Stock	1,456,187	333,274	1,456,187	333,274
Warrants	871,252	216,781	871,252	216,781
Total	2,366,579	579,530	2,366,579	596,504

Excluded from the computation of loss per share is the Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Convertible Preferred Stock”). The shareholders are entitled to receive dividends on shares of Series A Convertible Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Series A Convertible Preferred Stock.

On October 22, 2026, the conversion price related to the Series B Preferred Stock was reduced to $0.1210 per share pursuant to the stock combination adjustment provision of the Certificate of Designation, which resets the conversion price on the sixteenth trading day following a reverse stock split to the average of the five lowest daily VWAPs of the Common Stock during the preceding fifteen trading days, if lower than the price then in effect. Had the adjustment occurred on September 30, 2026, the number of potentially dilutive shares would have increased to approximately 224.8 million. See Note 18, Subsequent Events.

Note 13 -Warrants

Public and Private Placement Warrants

As of September 30, 2026 and December 31, 2025, the Company had 23,959 public warrants and 1,101 private placement warrants to purchase Common Stock outstanding, each with an adjusted exercise price of $2,760 per share.

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

Redemption of warrants will become effective when the price per share of the Common Stock equals or exceeds $4,320.00 per share. Once the warrants become redeemable, the Company may redeem the warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Common Stock equals or exceeds $4,320.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Common Stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

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

PIPE Warrants

As of September 30, 2026 and December 31, 2025, there were 4,261 outstanding PIPE warrants to purchase Common Stock.

The PIPE warrants have an adjusted exercise price of $1,200.00 per share of Common Stock to be paid in cash except if the shares underlying the warrants were not covered by an effective registration statement after the nine-month anniversary of the closing date, in which case cashless exercise is permitted. The PIPE warrants are also subject to adjustment for other customary adjustments for stock dividends, stock splits and similar corporate actions. The PIPE warrants are exercisable for a period of five years following the closing, or September 28, 2027. After the exercise of a PIPE Warrant, the Company may be required to pay certain penalties if it fails to deliver the Common Stock within a specified period of time.

Abaca Warrants

As of September 30, 2026 and December 31, 2025, the Company had 20,834 Abaca warrants outstanding, each exercisable to purchase one share of the Company’s Common Stock at an exercise price of $480.00 per share, payable in cash. The Abaca warrants become exercisable one year after the effective date of the registration statement covering the underlying shares and expire five (5) years after that date.

The Company may, at its sole discretion, settle exercises of the Abaca warrants in either (i) shares of Common Stock or (ii) cash equal to the intrinsic value of the Abaca warrants (the difference between the fair market value of the Common Stock on the date of exercise and the $480.00 exercise price, multiplied by the number of Abaca warrants exercised).

On November 10, 2025, the registration statement on Form S-1 covering the shares issuable upon exercise of the Abaca warrants became effective, thereby satisfying the Company’s commitment to register such shares for resale.

Series B Warrants

On September 30, 2025, in connection with the issuance of the Company’s Series B Convertible Preferred Stock, the Company also issued Series B Warrants to purchase an aggregate of $15.5 million at the then applicable exercise price of $93.1728 per share, or 166,647 shares of Common Stock, subject to adjustment. The Series B Warrants include down-round adjustment provisions and automatic price reset mechanics. The first and final automatic reset had already occurred, resetting the conversion price and exercise price to $18.6336 per share. The Series B Warrants are classified within stockholders’ equity, and the reset of the exercise price had no impact on the Company’s unaudited condensed consolidated statements of operations.

During the Offer Period, pursuant to Section 8(i) of the Series B Certificate of Designations and with the prior written consent of the Required Holders, the Company temporarily reduced the conversion price of the Preferred Stock from $18.6336 to $7.80 per share and, pursuant to Section 2(h) of the Series B Warrants and with the prior written consent of the Required Holders, temporarily reduced the exercise price of the Series B Warrants from $18.6336 to $7.80 per share, conditioned on cash exercise and an effective registration statement for the shares underlying the Series B Warrants. The exercise price reverted at the conclusion of the Offer Period. This reduction was effected under authority separate from, and does not constitute a further adjustment of, the automatic anti-dilution reset mechanism and floor price described above; the Company’s Series B Certificate of Designations authority for this election was previously approved by stockholders in connection with the original issuance of the Series B Convertible Preferred Stock, satisfying Nasdaq Listing Rule 5635(d) without requiring a new stockholder vote.

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

As of September 30, 2026 and December 31, 2025, there were Series B Warrants to purchase $15.3 million and $15.5 million of Common Stock at the applicable exercise price of $18.6336 and $93.1728 per share, respectively.

If the Company elects to issue additional Common Stock at prices below the conversion or exercise price, except through the ELOC, it will trigger further anti-dilution adjustments, thereby increasing the number of shares issuable to holders of the Series B Convertible Preferred Stock and the Series B Warrants and further diluting existing common stockholders.

The Company evaluated the Series B Warrants under ASC 815 and ASC 480. Management concluded that the Series B Warrants are indexed to the Company’s own stock and satisfy all conditions for equity classification in stockholders’ equity. In reaching this conclusion, management noted that: (i) the beneficial-ownership limitation is a timing deferral and does not introduce a non-equity observable index; (ii) the down-round feature is disregarded in the indexation analysis under ASC 815; and (iii) the automatic reset provisions are fully operative before the Series B Warrants become exercisable, such that the settlement amount upon exercise is determined solely by reference to a fixed number of shares and a fixed exercise price, subject only to standard anti-dilution adjustments. Because the Series B Warrants are classified in equity, they will not be subsequently remeasured at fair value. This treatment differs from the Company’s other outstanding warrants which are classified as derivative liabilities and remeasured each reporting period.

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

Note 14 - Financial Instruments

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

Recurring Fair Value Measurements

The Company’s financial liabilities measured at fair value on a recurring basis consist of warrant liabilities, valued using Level 1 (quoted market prices) or Level 3 (internally developed option-pricing models) inputs. The Company holds no Level 2 instruments. The following table presents these liabilities by level of the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Liability	Total Fair Value	Level 1	Level 3	Total Fair Value	Level 1	Level 3
PIPE warrants	$—	$—	$—	$280	$—	$280
Public warrants	240	240	—	10,896	10,896	—
Private placement warrants	—	—	—	14	—	14
Abaca warrants	58	—	58	28,430	—	28,430
Total liabilities	$298	$240	$58	$39,620	$10,896	$28,724

Nearly all warrant values declined from December 31, 2025 to September 30, 2026, reflecting a decline in the Company’s share price over the period, as further discussed below.

Nonrecurring Fair Value Measurements

During the nine months ended September 30, 2026, the Company added three new loans to the indemnified CRB portfolio, one of which was added during the three months ended September 30, 2026. As a result, the Company initially recognized new stand-ready guarantee liabilities at an aggregate fair value of $0.01 million for the nine months ended September 30, 2026, of which $0.002 million related to the loan that was added during the three months ended September 30, 2026. These fair values were determined using the Level 3 insurance-pricing methodology described below. No other assets or liabilities were measured at fair value on a nonrecurring basis during the three or nine months ended September 30, 2026.

The Company recognized a stand-ready guarantee liability under ASC 460 in connection with the Second Amended CAA with PCCU, initially at inception on October 1, 2025. The liability is measured at fair value once, at inception, and is not subsequently remeasured; it is reduced through systematic amortization as the Company is progressively released from risk on the underlying loan portfolio. As of December 31, 2025, the carrying amount of this liability was $2 million. The Company determined fair value using an insurance-pricing approach, representing the premium a third-party surety or insurer would charge to assume the same obligation.

Liability (as of initial recognition, October 1, 2025)	Carrying Amount	Fair Value	Level 3 Input
Stand-ready guarantee liability	$2,135,000	$2,135,000	$2,135,000

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of the Company’s financial instruments, by level of the fair value hierarchy, as of September 30, 2026 and December 31, 2025. In each case, carrying value approximates fair value.

September 30, 2026	Carrying Amount	Fair Value	Level
Assets
Cash and cash equivalents	$4,396,069	$4,396,069	Level 1
Liabilities
Deferred consideration	3,000,000	3,000,000	Level 1
Public warrants	240	240	Level 1
Abaca warrants	58	58	Level 3

December 31, 2025	Carrying Amount	Fair Value	Level
Assets
Cash and cash equivalents	$6,779,040	$6,779,040	Level 1
Investment in preferred securities	1,450,000	1,450,000	Level 3
Liabilities
Deferred consideration	3,000,000	3,000,000	Level 1
Public warrants	10,896	10,896	Level 1
Private placement warrants	14	14	Level 3
PIPE warrants	280	280	Level 3
Abaca warrants	28,430	28,430	Level 3

Changes in Level 3 Liabilities

The following tables present the changes in the Company’s Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2026 and September 30, 2025. All changes during each period were attributable to fair value adjustments, with no purchases, issuances, or settlements:

Nine Months Ended September 30, 2026	PIPE Warrants	Abaca Warrants	Private Placement Warrants
Balance, January 1, 2026	$280	$28,430	$14
Fair value adjustment	(280)	(28,372)	(14)
Balance, September 30, 2026	$-	$58	$-

Nine Months Ended September 30, 2025	PIPE Warrants	Abaca Warrants	Private Placement Warrants	Third Anniversary Payment Consideration	Forward Purchase Derivative
Balance, January 1, 2025	$79,512	$1,024,900	$9,632	$322,000	$7,309,580
Fair value adjustment	(40,439)	(313,986)	(5,669)	(63,132)	-
Exchanged for Series B Convertible Preferred Stock and Series B Warrants	-	-	-	-	(7,309,580)
Balance, September 30, 2025	$39,073	$710,914	$3,963	$258,868	$-

Quantitative Information About Level 3 Fair Value Measurements

The PIPE warrants, private placement warrants, and Abaca warrants are valued using the Black-Scholes-Merton option pricing model. The following tables present the significant unobservable inputs used in these valuations as of September 30, 2026 and December 31, 2025:

As of September 30, 2026	PIPE Warrants	Private Placement Warrants	Abaca Warrants
Exercise price	$1,200	$2,760	$480
Share price	$1.50	$1.50	$1.50
Expected term (years)	0.99	0.99	2.07
Volatility	117%	117%	117%
Risk-free rate	4.5%	4.5%	4.5%

As of December 31, 2025	PIPE Warrants	Private Placement Warrants	Abaca Warrants
Exercise price	$1,200	$2,760	$480
Share price	$12.72	$12.72	$12.72
Expected term (years)	1.74	1.74	2.82
Volatility	115%	115%	115%
Risk-free rate	3.5%	3.5%	3.5%

There were no transfers between Level 2 and Level 3 of the fair value hierarchy during either period presented.

Assets and liabilities measured at fair value on a nonrecurring basis

The Company’s only asset subject to fair value measurement on a nonrecurring basis is its right-of-use asset associated with its office lease, which is tested for impairment when indicators are present. No impairment indicators were identified during the nine months ended September 30, 2026.

The Company also recognizes a stand-ready guarantee liability under ASC 460 in connection with the Second Amended CAA with PCCU. A new stand-ready guarantee liability is initially recognized at fair value each time a new loan is added to the indemnified CRB loan portfolio, using the Level 3 insurance-pricing methodology described above, consistent with the market participant framework of ASC 820-10-35-9. Once recognized, each liability is not subsequently remeasured to fair value; it is instead reduced through systematic amortization as the Company is progressively released from risk on the underlying loan. During the three and nine months ended September 30, 2026, one and two new loans, respectively, were added to the indemnified portfolio, resulting in the recognition of new stand-ready guarantee liabilities with fair values of approximately $0.001 million and $0.01 million, respectively.

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

For loans entered into subsequent to October 1, 2025 (the inception date), management evaluates the stand-ready guarantee on a specific identification basis, separate from the pooled tranche inputs presented above. Loans originated under this methodology are evaluated using the tranche-specific assumptions determined at each loan’s origination date, as follows:

Origination Quarter	# Loans	PD	LGD (incl. cannabis qualitative premium)	Stand-Ready Risk Premium Loading	Discount Rate	Weighted Avg Payout
Three months ended September 30, 2026	1	7.25%	25%	120% of expected loss	5.0%	5 years

Origination Quarter	# Loans	PD	LGD (incl. cannabis qualitative premium)	Stand-Ready Risk Premium Loading	Discount Rate	Weighted Avg Payout
Nine months ended September 30, 2026	3	7.25%	25%	120% of expected loss	4.4% to 5.0%	5 years

Note 15 - Income Taxes

For the three and nine months ended September 30, 2026, no provision for income taxes was recorded. Similarly, no provision for income taxes was recognized for the three months ended September 30, 2025. For the nine months ended September 30, 2025, the Company recorded an income tax benefit of approximately $0.06 million. As of September 30, 2026 and December 31, 2025, the Company had net deferred tax assets of $8.5 million and $45.8 million, respectively. The Company has recorded a full valuation allowance for both periods. The Company had a net operating loss (“NOL”) of approximately $34.2 million and $67.7 million as of September 30, 2026 and December 31, 2025, respectively.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), a corporation that undergoes an “ownership change,” generally defined as a cumulative increase of more than 50 percentage points in the stock ownership of 5% shareholders within a rolling three-year period may have its ability to utilize pre-change NOL carryforwards and certain other tax attributes significantly limited on an annual basis.

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

Note 16 - Stockholders’ Equity

At a special meeting held on November 6, 2025, the Company’s stockholders approved the issuance of Common Stock upon conversion of the Series B Convertible Preferred Stock and exercise of the Series B Warrants, an increase in authorized Common Stock from 130,000,000 to 1,000,000,000 shares, and authorization for the Board to effect a reverse stock split at a ratio between 1-for-2 and 1-for-12 at its discretion. On September 30, 2026, the Company implemented the 2026 Reverse Stock Split. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

Preferred Stock

The Company is authorized to issue 1,250,000 shares of preferred stock, $0.0001 par value per share.

Holders of preferred stock are entitled to receive dividends only if and when dividends are paid on the Company’s Common Stock. In that event, preferred stockholders receive dividends on an as-converted-to-Common-Stock basis, in the same form as dividends paid to the Common Stockholders. No additional or separate dividends are payable on the preferred stock except that holders of Series B Convertible Preferred Stock are entitled to receive dividends when and as declared by the Board in its sole discretion and to participate in distributions to holders of Common Stock on an as-converted basis.

Series A Convertible Preferred Stock

As of September 30, 2026 and December 31, 2025, there were 111 shares of Series A Convertible Preferred Stock issued and outstanding. As of September 30, 2026, each share of Series A Convertible Preferred Stock is convertible into Common Stock at a conversion price of $300 per share, convertible in the aggregate into approximately 370 shares of Common Stock.

The Series A Convertible Preferred Stock was issued with an initial conversion price of $2,400 per share. That price was subject to downward adjustment on five specified dates following the effectiveness of the registration statement covering the shares of Common Stock issuable upon conversion, subject to a floor price (the “Floor Price”). On January 25, 2023, stockholders approved a reduction in the Floor Price to $300.00 per share. All scheduled adjustments have occurred, and the conversion price has been reduced to the Floor Price. No further scheduled adjustments remain, other than customary adjustments for stock splits, stock dividends, and similar events.

Series B Convertible Preferred Stock

The Company is authorized to issue 35,000 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Convertible Preferred Stock”). As of September 30, 2026 and December 31, 2025, 27,134 and 30,808 shares of Series B Convertible Preferred Stock, respectively, were issued and outstanding.

On September 30, 2025, the Company entered into a Securities Purchase Agreement (the “Series B SPA”) with certain institutional and accredited investors, pursuant to which it issued 31,052 shares of Series B Convertible Preferred Stock and accompanying Series B Warrants to purchase $15.5 million worth of Common Stock. The aggregate gross consideration received was $24.3 million, consisting of $6.1 million from the sale of the Company’s Series B Convertible Preferred Stock and the Series B Warrants (approximately $5.9 million from third-party accredited investors and $0.2 million from management and board participation, whose participation was approved by stockholders on November 6, 2025), approximately $0.6 million in cash proceeds from unsecured notes issued in August and September 2025 that were subsequently exchanged for Series B Convertible Preferred Stock and warrants at closing, along with $10.7 million from the cancellation of debt and $7.3 million from the termination of the Forward Purchase Agreement. Offering costs of $0.4 million were charged to additional paid-in capital. During the three months ended December 31, 2025, the Company redeemed 244 shares of its Series B Convertible Preferred Stock for total cash consideration of $0.3 million pursuant to the mandatory use-of-proceeds provision of the ELOC. This redemption reduced the number of shares for Series B Convertible Preferred Stock to 30,808. The Company refers to the foregoing transactions collectively as the “September 2025 Recapitalization.”

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

The initial conversion price of $93.17 per share was subject to automatic price resets. In January 2026, the conversion price and the Series B Warrant exercise price each reset to the contractual floor of $18.63 per share, as the Company’s Common Stock was trading below the floor at the time of the reset. On May 6, 2026, the Company filed a registration statement on Form S-1 (Registration No. 333-295616) to register, among other things, additional shares in connection with this reset. This registration statement was declared effective by the SEC on August 11, 2026.

Certain Terms of the Series B Convertible Preferred Stock

The Certificate of Designations of Rights and Preferences (the “Series B Certificate of Designations”) provides for a reduction of the conversion price following any stock split, stock combination or similar event if the market price of the Common Stock following that event is below the conversion price then in effect. The 2026 Reverse Stock Split resulted in such an adjustment after September 30, 2026, see Note 18, Subsequent Events. This reset significantly increases the number of shares of Common Stock potentially issuable upon conversion.

The Series B Certificate of Designations also defines certain “Triggering Events.” These include registration statement failures, a suspension or delisting of the Common Stock from an eligible market (including a move from the Nasdaq Capital Market to the OTC Markets), failures to deliver conversion shares, payment defaults, cross-defaults or judgments exceeding $500,000, bankruptcy events, covenant breaches, a Material Adverse Effect, and any Series B Convertible Preferred Stock remaining outstanding on or after September 30, 2027. While a Triggering Event continues, the Company may not redeem the Series B Convertible Preferred Stock or make payments on indebtedness or investments (including loans and advances), and holders may pursue legal and equitable remedies, including reimbursement of enforcement costs. In addition, under the Registration Rights Agreement the Company entered into with the purchasers of the Series B Convertible Preferred Stock and Series B Warrants (the “Registration Rights Agreement”), a delisting from the Nasdaq Capital Market would require cash payments to holders of 1% of their monthly purchase price until cured. Following the October 22, 2026 reduction of the conversion price of the Series B Convertible Preferred Stock, the Registration Rights Agreement required the Company to file a registration statement by November 6, 2026 (the “Filing Deadline”). The Company did not file the registration statement by the Filing Deadline, and a filing failure under the Registration Rights Agreement has occurred. A Triggering Event will occur if the registration statement is not filed within five days after the Filing Deadline, or by November 11, 2026. As of the date of this report, the holders have not executed a waiver of, or agreed to extend, this requirement. The Company intends to file the registration statement promptly after filing this report. Registration delay payments under the Registration Rights Agreement are not payable to a holder for any period during which all of that holder’s registrable securities may be sold under Rule 144 under the Securities Act. Because the Series B securities were purchased in September 2025 and the applicable Rule 144 holding period has been satisfied, the Company has concluded that no registration delay payments are owed as a result of the filing failure. As of the date of this report, no Triggering Event has occurred.

Separately, a Change of Control (as defined in the Series B Certificate of Designation) consummated without the prior written consent of the Required Holders, which consent may not be unreasonably withheld, conditioned or delayed, constitutes a Triggering Event. The Company also may not enter into a Fundamental Transaction (as defined in the Series B Certificate of Designation) unless the successor entity assumes in writing the Company’s obligations under the Series B Convertible Preferred Stock, in a form reasonably satisfactory to the Required Holders. Upon a Change of Control, holders may require the Company to exchange their shares for the greatest of 125% of the Conversion Amount (as defined in the Series B Certificate of Designation) or specified as-converted values. This amount is payable in cash or in rights convertible into successor equity, at the Company’s election. Holders of the Series B Warrants may require the Company to purchase the unexercised warrants at their Black Scholes Value (as defined in the Series B Warrants). Based on 27,134 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2026, the minimum Change of Control exchange amount would be approximately $33.9 million.

The foregoing summaries of the Series B Certificate of Designations and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Series B Certificate of Designations and the Registration Rights Agreement, as applicable, copies of which were filed as Exhibit 3.1 and Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2025, which are incorporated herein by reference. Further, the foregoing summary of the Series B Warrant does not purport to be complete and is qualified in its entirety by reference to the full text of the Series B Warrant, a copy of which was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025, which is incorporated herein by reference.

Time Limited Inducement Offer

On May 6, 2026, the Company offered the holders of its Series B Convertible Preferred Stock and Series B Warrants a voluntary, time-limited inducement during the Offer Period to reduce the conversion price of the Series B Convertible Preferred Stock and the cash exercise price of the Series B Warrants from $18.6336 to $7.80 per share, a 20% discount to the closing price of the Company’s Common Stock on the day before the beginning of the Offer Period. The Offer Period expired on July 31, 2026 and the conversion price and exercise price reverted to $18.6336 effective August 1, 2026. Series B Warrants exercised during the Offer Period, subject to an effective registration statement for the shares underlying the Series B Warrants, were required to be settled on a cash basis; the net–share settlement alternative previously available was not permitted during the Offer Period. Participation was voluntary; holders who did not accept retained their Series B Convertible Preferred Stock and Series B Warrants on the original terms.

During the Offer Period, holders converted 3,198 shares of Series B Convertible Preferred Stock into 410,001 shares of Common Stock. No Series B Warrants were exercised during the Offer Period.

The Company accounts for the Preferred Stock conversions as an induced conversion under ASC 260-10-S99-2, applying the induced-conversion framework in ASC 470-20-40-13 through 40-16 by analogy, given that the reduced conversion price is available only for a limited period.

The voluntary market adjustment related to the Series B Convertible Preferred Stock gives rise to a deemed dividend, measured as the excess of the fair value of the consideration transferred to holders under the reduced terms over the fair value that would have been transferred under the original terms. The Company recognized a deemed dividend of $0.9 million in connection with the Series B Convertible Preferred Stock conversions, measured on each respective conversion. The deemed dividend was recorded entirely within permanent stockholders’ equity and is reflected as an increase to net loss available to common stockholders in the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2026. The deemed dividend is considered a non-cash item and had no effect on the Company’s net loss, total stockholders’ equity, or cash flows from operations.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of Common Stock.

Holders of Common Stock are entitled to one vote for each share held. As of September 30, 2026, and December 31, 2025, there were 1,028,702 and 356,794 shares of Common Stock issued and outstanding, respectively.

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

As consideration for the ELOC Investor’s purchase commitment, the Company issued 1,000 shares of Series B Convertible Preferred Stock and a Series B Warrant to purchase 5,364 shares of Common Stock, valued at $0.8 million in aggregate, which was expensed in full upon issuance.

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

The Company’s representations and warranties regarding the absence of a Material Adverse Effect must remain true and correct not only at the initial closing of the facility, but also at the time of each subsequent VWAP Purchase Notice (as defined in the ELOC) throughout the term of the agreement. As a result, even after the facility has commenced and initial drawings have been made, any supervening adverse development could prevent the Company from accessing the remaining unfunded commitment.

If a Material Adverse Effect occurs and is continuing, the ELOC Investor has the right to terminate the ELOC upon ten (10) trading days’ written notice. In that event, we would lose access to any remaining unfunded portion of the $150 million commitment. While the ELOC excludes certain broad macroeconomic, industry-wide, and geopolitical events from the definition of Material Adverse Effect, no such exclusion applies to adverse developments that are specific to our business or operations. In addition, under the terms of the ELOC, we may not deliver a VWAP Purchase Notice when the closing price of our Common Stock is below $1.00 per share without the prior consent of the ELOC Investor. Prior to the 2026 Reverse Stock Split, the closing price of our Common Stock was below $1.00 per share across substantially all trading days during the three months ended September 30, 2026, and, accordingly, our ability to draw on the ELOC during those periods was subject to the ELOC Investor’s approval.

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

During the three and nine months ended September 30, 2026, the Company issued 866 and 261,818 shares of Common Stock, respectively, under the ELOC. For the nine months ended September 30, 2026, net proceeds were $1.1 million, or an average of $4.32 per share. Proceeds of $1,362 from the shares issued during the three months ended September 30, 2026 were receivable as of September 30, 2026 and were collected in October 2026, and this amount is included in other current assets and is excluded from financing activities in the unaudited condensed consolidated statement of cash flows. Shares were sold at a contractual 10% discount to the lowest intraday price of the Common Stock on each draw date.

The Company is required to apply 25% of the proceeds of each draw towards the redemption of Series B Convertible Preferred Stock at $1,200.00 per share. As of September 30, 2026 and December 31, 2025, the Company had accrued $0.5 million and $0.2 million, respectively, for such redemptions within other current liabilities.

For the three and nine months ended September 30, 2026, the Company recorded issuance costs from the sale of Common Stock under the ELOC of $0 and $0.2 million, respectively, presented within other income (expense) in the unaudited condensed consolidated statements of operations. These costs represent the excess of the fair value of the shares on each settlement date over the proceeds received.

2022 Equity Incentive Plan

The Amended and Restated - 2022 Equity Incentive Plan (the “Plan”) was approved by the Company’s stockholders on June 28, 2022. On April 30, 2025, the Plan was amended to provide that the total number of shares of Common Stock that may be issued under the Plan will automatically increase upon the occurrence of a Dilution Event (as defined in the Plan) and on the first trading day of each calendar year, beginning with calendar year 2026, by such number of shares of Common Stock necessary to make the total shares of Common Stock authorized under the Plan equal to fifteen percent (15%) of the total outstanding shares of Common Stock on the last day of the prior calendar year (subject to a maximum annual increase of 4,167 shares of Common Stock). The Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, stock bonus awards, and performance compensation awards.

Under the Series B Certificate of Designations and related Series B Warrants, shares issued to employees, officers, and directors under Company stock plans are exempt from anti-dilution protection so long as the aggregate number of such issuances does not exceed 15% of the number of shares of Common Stock that were outstanding as of September 30, 2025. If the Company issues shares under its stock plans above that 15% cap, and the effective price per share is below the then-current Series B Convertible Preferred Stock conversion price or Series B Warrant exercise price, that issuance would trigger an automatic downward reset of both the Series B Convertible Preferred Stock conversion price and the Series B Warrant exercise price, along with a corresponding increase in the number of shares issuable on conversion or exercise.

The Company has not issued stock appreciation rights, restricted stock, stock bonus awards, or performance compensation awards during the nine months ended September 30, 2026. As of September 30, 2026, a total of 53,519 shares of Common Stock were authorized for issuance under the Plan, of which 13,821 shares remained available for future issuances without triggering an automatic downward reset of both the Series B Convertible Preferred Stock conversion price and the Series B Warrant exercise price.

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

There were no options granted during the three and nine months ended September 30, 2026. The assumptions used to determine the fair value of options granted for the three and nine months ended September 30, 2025, using the Black-Scholes-Merton model are as follows:

Risk-free interest rate	3.80 to 4.50%
Expected volatility (weighted-average and range, if applicable)	96-106%
Expected term	5 to 6.5 years

A summary of the Company’s stock option activities and related information for the nine months ended September 30, 2026, is as follows

Stock Option	No. of Stock Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2026	44,885	$135.00	9.3
Cancelled / Forfeited	(6,115)	617.96	-
September 30, 2026	38,770	$58.80	8.6
Vested and expected to vest, September 30, 2026	38,770	$58.80	8.6

A summary of the Company’s stock option activities and related information for the nine months ended September 30, 2025, is as follows:

Stock Option	No. of Stock Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)
January 1, 2025	8,758	$1,168.32	7.8
Granted	42,986	28.80	9.7
Exercised	-	-	-
Expired	-	-	-
Cancelled / Forfeited	(8,912)		-
September 30, 2025	42,832	$140.52	9.0
Vested and expected to vest, September 30, 2025	42,832	$140.52	9.0

The following options were outstanding at their respective exercise price as of September 30, 2026 and December 31, 2025.

Exercise Price Options Outstanding	September 30, 2026	December 31, 2025
$15.24	2,083	2,083
$26.64	1,982	1,982
$28.80	26,585	30,408
$76.80	611	611
$93.60	478	478
$96.00	2,725	2,725
$116.16	2,907	2,907
$374.40	832	832
$750.48	567	567
$1,600.80	-	2,292
Total	38,770	44,885

Stock compensation expense for the three months ended September 30, 2026, and September 30, 2025, is as follows:

	For The Three Months Ended
	2026	2025
Compensation and employee benefits	$41,523	$486,707
Professional services	-	100,000
Total	$41,523	$586,707

Stock compensation expense for the nine months ended September 30, 2026, and September 30, 2025, is as follows:

	For The Nine Months Ended
	2026	2025
Compensation and employee benefits	$141,954	$662,615
Professional services	-	688,993
Total	$141,954	$1,351,608

As of September 30, 2026, there was $0.1 million of unrecognized stock compensation expense related to outstanding stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1.1 years based on vesting under the award service conditions.

Restricted Stock

The Company does not have any outstanding restricted stock units (“RSUs”) as of September 30, 2026. A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2025, is presented below:

Restricted Stock Units	No. of RSU	Weighted-Average Grant Date Fair Value Per RSU	Weighted-Average Remaining Contractual Life (in Years)
Balance, January 1, 2025	715	$314.4	1.0
Exercised	(358)	-	-
Forfeited	(237)	-	-
Balance, September 30, 2025	120	$314.4	0.5

Stock compensation expense for RSU for the three and nine months ended September 30, 2025 was $0.009 million and $0.03 million, respectively.

Note 17 - Commitments and Contingencies

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

In addition, the Company has entered into deferred bonus agreements with certain non-executive employees. These agreements provide for cash bonus payments upon the employee’s continued employment through specified payment dates as set forth in each individual arrangement. As of September 30, 2026, the aggregate amount of deferred bonuses outstanding under these agreements was approximately $0.1 million. The Company expects to fund these obligations from operating cash flows in the ordinary course of business.

Acquisition of 420 IT Solutions

On December 19, 2025, SHF Managed Services LLC, a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with LBMW LLC (d/b/a 420 IT Solutions) and its founders. The Company accounted for this transaction as an asset purchase pursuant to ASC 805, Business Combinations.

The aggregate purchase price consisted of 10,417 shares of Common Stock (“Earnout Shares”), plus the assumption of certain identified liabilities under contracts assigned to the Company. The Earnout Shares are subject to performance-based vesting over a two-year earnout period ending December 31, 2027. Intangible assets and contingent consideration are recognized as the performance conditions become probable of achievement. The Company evaluated the achievement of the performance condition and deemed this unlikely to be reached. Therefore, the intangible assets and contingent liability were not recorded as of September 30, 2026, and December 31, 2025. If circumstances change when the revenue target is probable, then the intangible assets and a contingent liability will be recorded. The Company will continue to evaluate the achievability of the earnout performance conditions through the earnout period ending December 31, 2027.

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

On November 21, 2024, at the Company’s request, the disputed merger payment of $3.0 million was deposited into the District Court’s registry pending resolution of the dispute. This amount has been reflected in the Company’s consolidated balance sheet.

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

On April 23, 2026, the District Court issued an omnibus order on the parties’ cross-motions for summary judgment (the “Omnibus Order”). The District Court denied the Company’s motion for summary judgment in its entirety. The District Court granted the counterclaim plaintiffs’ cross-motion in part, primarily ruling that the Second Amendment to the Merger Agreement is void ab initio under Section 251(d) of the Delaware General Corporation Law. As a result of that ruling, the District Court found that the Company breached the original Merger Agreement with respect to the first anniversary parent shares and reserved the determination of damages on that counterclaim for trial. The District Court denied both parties’ motions on the counterclaim concerning the $3.0 million second anniversary cash consideration payment and denied the counterclaim plaintiffs’ motion on the Company’s declaratory judgment claim.

A trial on damages and the remaining claims was held on August 10 and 11, 2026. As of the date of this report, the District Court has not issued its final ruling, and the Company cannot predict when the District Court will rule or the outcome of its ruling. The Omnibus Order is interlocutory and is not a final, appealable judgment. The Company expects that the Omnibus Order, together with the District Court’s ruling following trial, will be subject to appeal upon entry of a final judgment. The Company intends to continue to defend its positions vigorously, including through any available appeal.

The $3.0 million previously deposited into the District Court’s registry in November 2024 remains reflected in the Company’s condensed unaudited consolidated financial statements. The range of loss is $0 to $7.8 million, plus interest. An adverse resolution could have a material adverse effect on the Company’s financial position, results of operations, and cash flows.

The Company currently assesses a loss as reasonably possible but not probable. No damages have been determined by the District Court; the Omnibus Order expressly reserves the damages methodology, standard, and quantum for a future hearing.

Nasdaq Listing Compliance

As a condition of continued listing on the Nasdaq Capital Market, the Company is required to maintain, among other things, (i) stockholders’ equity of at least $2.5 million under Nasdaq Listing Rule 5550(b)(1), (ii) a minimum bid price of $1.00 per share under Nasdaq Listing Rule 5550(a)(2), and (iii) a market value of publicly held shares of at least $1.0 million under Nasdaq Listing Rule 5550(a)(5). The Company continuously monitors its compliance with these requirements. As of September 30, 2026, the Company’s stockholders’ equity was approximately $5.2 million, which exceeds the $2.5 million minimum.

Minimum Bid Price.

On April 22, 2026, the Company received a letter from the Listing Qualifications Department of Nasdaq. The letter stated that for the preceding 30 consecutive business days, the Company had not maintained a minimum closing bid price of $1.00 per share for its Common Stock, as required by Nasdaq Listing Rule 5550(a)(2). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided with an initial compliance period of 180 calendar days through October 19, 2026 to regain compliance.

On September 30, 2026, the Company effected the 2026 Reverse Stock Split, as authorized by its stockholders on November 6, 2025. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies. The Company did not regain compliance with the minimum bid price requirement by October 19, 2026.

On October 20, 2026, Nasdaq notified the Company that it had been granted a second compliance period of 180 calendar days through April 19, 2027, under Nasdaq Listing Rule 5810(c)(3)(A)(ii). The Company also provided written notice of its intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. To regain compliance, the closing bid price of the Common Stock must be at least $1.00 for a minimum of 10 consecutive business days before April 19, 2027. The Nasdaq notification has no immediate effect on the listing of the Common Stock or warrants, which continue to trade on the Nasdaq Capital Market under the symbols “SHFS” and “SHFSW,” respectively. In addition, if our Common Stock has a closing bid price of $0.10 or less for ten consecutive business days, Nasdaq will issue a Staff Delisting Determination notwithstanding the second compliance period, and trading would be suspended pending any Hearings Panel review.

If the Company does not regain compliance by April 19, 2027, Nasdaq will notify the Company that its securities are subject to delisting. The Company may then request a hearing before a Nasdaq Hearings Panel, and a timely request would generally stay any suspension pending the Panel’s decision.

Because the Company effected the 2026 Reverse Stock Split, Nasdaq Listing Rule 5810(c)(3)(A)(iv) limits its options during and after the second compliance period:

●	If the Company again fails to meet the minimum bid price requirement within one year after that reverse stock split, it will not be eligible for any compliance period. Nasdaq would instead issue a Staff Delisting Determination, subject to the Company’s right to request a hearing.

●	The Company is also not eligible for a compliance period if it has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. The Company’s cumulative ratio over the past two years is 240 to one, reflecting its 1-for-20 reverse stock split in March 2025 and the 2026 Reverse Stock Split.

●	Any further reverse stock split would require additional stockholder approval.

The Company intends to actively monitor the bid price of its Common Stock and will evaluate available options to regain compliance, including a further reverse stock split, subject to stockholder approval. While the Company is exercising diligent efforts to maintain the listing of its Common Stock and warrants on Nasdaq, there can be no assurance that it will regain compliance during the second compliance period or maintain compliance with the foregoing or other Nasdaq listing standards. A suspension or delisting of the Common Stock could constitute a Triggering Event under the Series B Certificate of Designations. See Note 16, Stockholders’ Equity.

Proposed Market Value of Listed Securities Requirement

On July 22, 2026, the SEC approved a proposed Nasdaq rule change (SR-NASDAQ-2026-004), originally filed with the SEC on January 13, 2026. The rule would establish a new continued listing requirement of a minimum Market Value of Listed Securities (“MVLS”) of $5.0 million for companies listed on the Nasdaq Global Select Market, Nasdaq Global Market and Nasdaq Capital Market. As approved, the rule would not provide a compliance or cure period. A company whose MVLS remains below $5.0 million for 30 consecutive business days would receive a Staff Delisting Determination and would become immediately subject to suspension and delisting. That company could request review by a Nasdaq Hearings Panel, but a timely hearing request would not stay the suspension of trading.

On July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition for review of the July 22, 2026 approval order, and that the order is stayed until the SEC orders otherwise. On September 11, 2026, the SEC issued an order granting the petitions for review, and the approval order remains stayed pending completion of the SEC’s review. The period for interested persons to submit written statements in support of or in opposition to the approval order closed on October 6, 2026. On September 25, 2026, Nasdaq filed a proposed rule change (SR-NASDAQ-2026-081) providing that the 30-consecutive-business-day period would begin on the business day following termination of the stay.

Accordingly, the MVLS requirement is not currently in effect. Upon completion of its review, the SEC may affirm, modify or set aside the approval order, or remand the matter to Nasdaq. There is no prescribed timeline for the SEC’s decision, and there can be no assurance as to the outcome or timing of the review, or whether the rule will become effective in its current or a modified form.

If the stay is lifted and the rule becomes effective, the Company would not be in compliance with the requirement, based on its current stock price and number of shares outstanding as of the date of this report. A reverse stock split would not cure an MVLS deficiency because MVLS is based on the aggregate market value of the Company’s listed securities rather than its per-share price. The Company could become subject to immediate suspension and delisting proceedings, without the benefit of a compliance period, as soon as 30 consecutive business days after the rule takes effect.

Retention Plan

In July 2026, the Board approved a retention plan for key employees and directors of the Company and its subsidiaries, and in August 2026 the Company entered into retention agreements with the participants. In August 2026, the Board adopted an amended and restated retention plan (the “Retention Plan”) and form of retention agreement under which directors are not eligible to participate and the retention agreements previously entered into with directors were canceled ab initio. Under the Retention Plan, a determination of Insolvency (as defined in the Retention Plan) by the Chief Executive Officer requires Board approval, a stockholder-approved liquidation does not constitute a Change in Control (as defined in the Retention Plan), and payment of any retention incentive is conditioned on the participant’s continued service through the applicable date and execution of a general release of claims.

The Retention Plan provides for cash retention payments upon a Change in Control and for enhanced compensation during a period of Insolvency. The aggregate potential payments to certain officers of the Company are approximately $1.0 million upon a Change in Control, plus the continuation of health benefits, and approximately $0.4 million annually in additional compensation during an Insolvency period.

As of September 30, 2026, no Change in Control had occurred and no determination of Insolvency had been made. Because payment is contingent on future events that were not probable as of the balance sheet date and, where applicable, on future service, no liability has been recognized for these arrangements as of September 30, 2026. The Company will recognize a liability and related compensation expense when a triggering event becomes probable and, for the Insolvency component, as service is rendered during any Insolvency period.

Note 18 - Subsequent Events

The Company has evaluated events and transactions occurring after September 30, 2026, through the date these financial statements were issued, and has identified the following matters requiring disclosure. Unless otherwise noted, these are non-recognized subsequent events under ASC 855-10 that do not adjust amounts in the September 30, 2026, financial statements but are material enough to warrant disclosure.

Series B Convertible Preferred Stock Conversion Price Adjustment.

As a result of the 2026 Reverse Stock Split effected on September 30, 2026, on October 22, 2026 the conversion price of the Series B Convertible Preferred Stock was reduced from $18.6336 to $0.1210 per share. Based on the 7,605 shares of Series B Convertible Preferred Stock outstanding as of November 6, 2026, the number of shares of Common Stock issuable upon conversion increased from approximately 408,139 shares to approximately 62,851,246 shares, without regard to the beneficial ownership limitations applicable to holders that are provided for in the Series B Certificate of Designations. The adjustment did not affect the exercise price of the Series B Warrants, which was proportionally adjusted for the 2026 Reverse Stock Split to $18.6336.

The conversion price in effect at September 30, 2026, was $18.6336, and the subsequent adjustment was calculated based on the trading prices of the Common Stock after that date. Accordingly, the adjustment is a non-recognized subsequent event and is not reflected in the unaudited condensed consolidated financial statements, including the potentially dilutive securities disclosed in Note 12, Earnings Per Share. Because the Series B Convertible Preferred Stock is classified in permanent equity and the adjustment occurred pursuant to its original terms.

Conversions of the Series B Convertible Preferred Stock at the adjusted conversion price would result in substantial dilution to holders of Common Stock. Since September 30, 2026 through November 6, 2026, holders have converted 19,529 shares of Series B Convertible Preferred Stock into 131,219,818 shares of Common Stock.

Proposed Transaction with Opifex Media, Inc.

As previously disclosed, on October 23, 2026, the Company entered into a non-binding term sheet with Opifex, a Beverly Hills, California-based media holding company focused on the creator economy, for a proposed transaction in which a wholly owned subsidiary of the Company would merge with and into Opifex, and Opifex’s security holders would receive newly issued shares of Common Stock (the “Proposed Transaction”). The Proposed Transaction is expected to be accounted for as a reverse acquisition, with Opifex as the accounting acquirer.

Sale of Series B Convertible Preferred by Partner Colorado Credit Union

On October 21, 2026, the Company was informed that PCCU sold all 13,340 shares of Series B Convertible Preferred Stock, representing approximately 60.9% of the Series B Convertible Preferred Stock then outstanding, that it held to another holder of Series B Convertible Preferred Stock. PCCU retained its Series B Warrants. The sale was a privately negotiated transaction to which the Company was not a party. Following the sale, PCCU holds no Series B Convertible Preferred Stock and beneficially owns less than 5% of the Company’s outstanding Common Stock. PCCU has no representation on the Company’s Board of Directors and no other ability to significantly influence the Company’s management or operating policies. Accordingly, effective October 21, 2026, the Company no longer considers PCCU a related party. PCCU remains the Company’s largest customer and the depository for substantially all of the Company’s cash, see Note 10, Related Party Transactions.

Conversion of Series B Convertible Preferred Stock to Common

Following the reduction of the conversion price to $0.1210 per share on October 22, 2026, and through November 6, 2026, holders converted 19,529 shares of Series B Convertible Preferred Stock into 131,219,818 shares of Common Stock. The conversions were made pursuant to the terms of the Series B Certificate of Designations, and the shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. As a result, the number of shares of Common Stock outstanding increased from 1,028,702 at September 30, 2026 to 132,248,520 as of November 6, 2026.

As of November 6, 2026, 7,605 shares of Series B Convertible Preferred Stock remained outstanding and were convertible into approximately 62,851,246 shares of Common Stock at the current conversion price, without regard to the beneficial ownership limitations applicable to holders under the terms of the Series B Certificate of Designations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this section to “we,” “us,” “our,” “SHF,” or the “Company” refer to SHF Holdings, Inc. References to “management” refer to our officers and Board of Directors. The following discussion and analysis of our financial performance and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. Unless otherwise stated, all share and per share amounts for all periods presented have been adjusted to reflect the 2026 Reverse Stock Split (as defined below).

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

Through our financial institution clients, we facilitate access to business checking and savings accounts, cash management, commercial lending, remote deposit, automated clearing house payments, wire transfers, and courier services through third-party relationships. By enabling CRBs to deposit cash receipts through regulated financial institutions, our platform helps to reduce the safety risks associated with high cash volumes and gives CRBs access to financial tools that help them operate more efficiently. In select markets, we also license our Safe Harbor Program to other financial institutions, providing them know your customer due diligence tools, compliance monitoring, program management support, and regulatory exam assistance.

We generate revenue primarily through account fee income based on the number of active accounts and the size of deposit balances in such accounts, loan program income on CRB loans we source and service on behalf of our financial institution clients, and investment income earned on CRB-related deposits held at those institutions. Since 2015, the Company has assisted in the processing of more than $38.7 billion in cannabis-related depository funds and has supported its financial institution clients through more than 25 state and federal banking examinations.

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

The Second Amended CAA fundamentally restructured the economics of the PCCU relationship. The primary changes were that (i) the Company’s share of loan program income increased from approximately 35% to up to 65%, reflecting the completion of the September 2025 Recapitalization (as defined below); (ii) the Company now receives up to 65% of loan program income generated by PCCU’s CRB loan portfolio in exchange for being obligated to indemnify PCCU for up to 65% of net losses of a default on any loan covered by the Second Amended CAA, with no contractual cap on total exposure; and (iii) the asset hosting fee structure transitioned from a flat rate to a tiered marginal rate schedule based on average daily deposit balances, with rates ranging from 0.50% on the first $25 million to 1.25% on balances above $125 million, resulting in estimated annual savings of approximately $0.3 million compared to the rates contained in the First Amended CAA.

The concentration of our business with PCCU and the re-assumption of the indemnification obligation each represent material risks to the Company. Any loss of or material adverse change to the PCCU relationship, or any significant loan defaults in the CRB portfolio for which we are required to fund indemnification payments, could have a material adverse impact on our liquidity, financial condition, and results of operations. See “Related Party Relationships.”

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

On December 18, 2025, President Trump signed an Executive Order directing the Attorney General to expeditiously complete the rulemaking process to reschedule cannabis to Schedule III. In April 2026, the Attorney General issued a final order, effective April 28, 2026, rescheduling Food and Drug Administration-approved cannabis products and products regulated under state medical marijuana licenses to Schedule III. The DEA held an expedited administrative hearing from June 29, 2026 through July 15, 2026 on the proposed transfer of marijuana generally from Schedule I to Schedule III, and post-hearing briefs were filed on August 17, 2026. On September 29, 2026, before issuing a recommended decision, the DEA’s Chief Administrative Law Judge stayed the proceeding to consider a motion to add a September 2026 Government Accountability Office report on federal drug-scheduling procedures to the hearing record. On October 22, 2026, the Chief Administrative Law Judge admitted the report into the record and permitted limited supplemental briefing on it, with initial briefs due October 29, 2026 and replies due November 5, 2026, but denied a request to reopen the hearing for additional testimony and evidence. The Chief Administrative Law Judge is expected to issue a recommended decision to the DEA Administrator, who will make the final determination. The stay does not affect the April 2026 order. The April 2026 order is the subject of consolidated petitions for review in the U.S. Court of Appeals for the District of Columbia Circuit; on September 9, 2026, the court denied a motion to stay the order pending review, and the order remains in effect. There can be no assurance as to the timing or outcome of the DEA proceeding or the pending litigation, or as to whether broader rescheduling will occur.

While medical cannabis produced and sold by state-licensed operators who have applied for DEA licenses is now Schedule III, all other cannabis remains a Schedule I controlled substance under federal law, which creates ongoing legal and compliance risks for us and for the financial institutions we serve. Proposed federal legislation could also affect our market. The SAFER Banking Act, which would provide a safe harbor for depository institutions that serve CRBs, has not been reintroduced in the current Congress. On March 18, 2026, the Capital Lending and Investment for Marijuana Businesses (“CLIMB”) Act (H.R. 7987) was introduced in the U.S. House of Representatives and referred to the House Committee on Financial Services. Among other things, the CLIMB Act would protect financial institutions, insurers and other service providers from federal penalties solely for serving state-legal cannabis businesses and would permit such businesses to list on national securities exchanges. The Preparing Regulators Effectively for a Post-Prohibition Adult-Use Regulated Environment Act (H.R. 2935 and S. 3576) would establish a federal commission to recommend a regulatory framework for cannabis following the end of federal prohibition. Neither bill has advanced beyond referral to committee, and there can be no assurance that either will be enacted. If enacted, the CLIMB Act or similar legislation could expand the availability of banking, lending and capital markets services to CRBs, which could increase demand for compliant financial services but could also increase competition in our market, including from larger financial institutions. Conversely, changes in federal or state enforcement priorities could adversely affect our clients and, in turn, our business. We monitor legislative and regulatory developments closely, as they are a primary driver of both the demand for, and the risks associated with, our services.

The Company believes the most financially material consequence of rescheduling would be the elimination of Section 280E of the Internal Revenue Code, which currently prohibits cannabis businesses from deducting ordinary and necessary business expenses and results in effective federal tax rates materially higher than those of other industries, and its elimination could improve cash flows and profitability for state-legal cannabis operators. Because Section 280E applies only to trafficking in Schedule I and Schedule II controlled substances, it no longer applies to activities involving marijuana covered by the April 2026 order, but it continues to apply to adult-use cannabis businesses unless and until broader rescheduling occurs.

On June 17, 2026, Nasdaq published guidance on the Nasdaq Listing Center (identification number 1877) stating that state-licensed medical marijuana companies that register with the DEA and operate in compliance with federal law are eligible to list on Nasdaq if they can provide an opinion of counsel from a law firm, acceptable to Nasdaq, with expertise in controlled substance regulatory compliance confirming that the company operates in compliance with the DOJ order and applicable requirements of the CSA.

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

For The Three Months Ended September 30,		2026	2025	Change	Change (%)
Average deposit balance	(1)	$112,025,924	$107,976,219	$4,049,705	3.8%
Trailing 14-day average account balance	(2)	$119,316,672	$111,101,336	$8,215,336	7.4%
Average monthly account fees	(3)	$231,460	$270,501	$(39,041)	(14.4)%
Average active accounts	(4)	761	774	(13)	(1.7)%
Average account balance	(5)	$147,209	$139,444	$7,765	5.6%
Average monthly fees per account	(6)	$304	$349	$(45)	(12.9)%

For The Nine Months Ended September 30,		2026	2025	Change	Change (%)
Average deposit balance	(1)	$108,797,735	$105,178,610	$3,619,125	3.4%
Trailing 14-day average account balance	(2)	$119,316,672	$111,101,336	$8,215,336	7.4%
Average monthly account fees	(3)	$233,965	$280,456	$(46,491)	(16.6)%
Average active accounts	(4)	763	773	(10)	(1.3)%
Average account balance	(5)	$142,509	$136,105	$6,404	4.7%
Average monthly fees per account	(6)	$306	$363	$(57)	(15.7)%

(1)	Represents the average deposit balance over the period.
(2)	Represents the average balance for the 14 calendar days ending on September 30th, which represents a period end balance that smooths our clients’ two-week payroll cycles.
(3)	Reported account activity fee revenue.
(4)	Represents the average of ending active accounts for each of the three months therein.
(5)	Refer to the below section – Discussion of Results of our Operations for additional discussion of trends.
(6)	Represents the average of account activity fee revenue for the three and nine months therein.

For the three and nine months ended September 30, 2026, the Company continued to grow its deposit base and expand the scale of its client relationships. Average deposit balances increased $4.0 million, or 3.8%, to $112.0 million for the three-month period, and $3.6 million, or 3.4%, to $108.8 million for the nine-month period, each compared to the same periods last year. Active accounts reduced by 1.7% for the three-month period, while the nine-month period reduced by 1.3%; in each case, average account balance increased, rising 5.6% to $0.1 million for the three-month period and 4.7% to $0.1 million for the nine-month period. Average account fee revenue was $0.2 million for both the three- and nine-month periods, decreasing 14.4% and 16.6%, respectively, compared to the prior year periods, as average fees collected per account decreased 12.9% to $304.00 for the three-month period and 15.7% to $306.00 for the nine-month period. This decline reflects a continued shift in the account portfolio toward larger, higher-balance relationships, which generate proportionately lower fee revenue relative to their deposit contribution but can support the Company’s growing deposit base and associated investment income.

Recent Events

Reverse Stock Split

On September 30, 2026, the Company effected a 1-for-12 reverse stock split of its Common Stock (the “2026 Reverse Stock Split”) pursuant to a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware, which became effective on September 30, 2026. The 2026 Reverse Stock Split was approved by the Company’s stockholders on November 6, 2025, and the 1-for-12 ratio was approved by the board of directors of the Company (the “Board” or the “Board of Directors”) on September 16, 2026. No fractional shares were issued, and stockholders who were otherwise entitled to a fractional share received a number of shares rounded up to the nearest whole share. The 2026 Reverse Stock Split did not change the par value of the Common Stock or the number of authorized shares. Proportional adjustments were made to the number of shares issuable upon exercise or conversion of, and the exercise or conversion prices of, the Company’s outstanding warrants, stock options, restricted stock units and Series B Convertible Preferred Stock, as well as to the number of shares reserved under the Company’s Amended and Restated - 2022 Equity Incentive Plan.

Nasdaq Listing Compliance

On April 22, 2026, we received a letter from Nasdaq notifying us that the closing bid price of our Common Stock had been below $1.00 per share for 30 consecutive business days, as required by Nasdaq Listing Rule 5550(a)(2). We were provided an initial compliance period through October 19, 2026. On September 30, 2026, we effected the 2026 Reverse Stock Split. However, the closing bid price of our Common Stock did not remain at or above $1.00 for the required 10 consecutive business days, and we did not regain compliance by October 19, 2026.

On October 20, 2026, Nasdaq granted us a second compliance period of 180 calendar days through April 19, 2027. To regain compliance, the closing bid price of our Common Stock must be at least $1.00 for a minimum of 10 consecutive business days before that date. Since implementing the 2026 Reverse Stock Split, our Common Stock has consistently traded below $1.00 per share. In connection with the Proposed Transaction (as defined below), the Company may seek stockholder approval of a reverse stock split to the extent needed to meet Nasdaq’s bid price requirement.

We intend to evaluate all available options to regain compliance, including a further reverse stock split, which would require stockholder approval. Because we effected the 2026 Reverse Stock Split, our options are limited:

●	If our bid price again falls below $1.00 per share for 30 consecutive business days within one year after the 2026 Reverse Stock Split, we would not be eligible for any compliance period, and Nasdaq would issue a Staff Delisting Determination.
●	Our cumulative reverse split ratio over the past two years is 240-to-one. A further reverse stock split could, depending on the ratio and timing, exceed the 250-to-one threshold above which Nasdaq would not provide a compliance period.

Opifex Term Sheet

On October 23, 2026, we entered into a non-binding term sheet with Opifex Media, Inc., a Beverly Hills, California-based media holding company focused on the creator economy (“Opifex”), for a proposed transaction in which a wholly owned subsidiary of the Company would merge with and into Opifex, and Opifex’s security holders would receive newly issued shares of Common Stock (the “Proposed Transaction”). See Note 18, Subsequent Events. If the Proposed Transaction results in a change of control under Nasdaq Listing Rule 5110(a), the combined company would be required to satisfy Nasdaq’s initial listing requirements, which are more stringent than the continued listing requirements. The term sheet is non-binding (other than certain specified provisions) and the Proposed Transaction is subject to numerous conditions, including Nasdaq approval. There can be no assurance that definitive agreements will be executed, that the Proposed Transaction will be completed before April 19, 2027, or at all, or that it would result in our regaining or maintaining compliance with Nasdaq listing requirements. See Part II, Item 1A., “Risk Factors- The Proposed Transaction with Opifex may not be completed, and if completed would substantially dilute our existing stockholders and change our business.”

If we do not regain compliance by April 19, 2027, Nasdaq will notify us that our securities are subject to delisting, and we may request a hearing before a Nasdaq Hearings Panel. See Note 17, Commitments and Contingencies.

Proposed Market Value of Listed Securities Requirement. On July 22, 2026, the SEC approved a Nasdaq rule that would require listed companies to maintain a minimum market value of listed securities (“MVLS”) of $5.0 million. A company whose MVLS remains below $5.0 million for 30 consecutive business days would become immediately subject to suspension and delisting, without a compliance period, and a hearing request would not stay the suspension.

The approval order was stayed on July 29, 2026 following notices of intention to petition for review. On September 11, 2026, the SEC granted the petitions for review, and the order remains stayed. Nasdaq has since proposed that the 30-business-day measurement period begin only after the stay terminates. The rule is not currently in effect, and there is no prescribed timeline for the SEC’s decision. A reverse stock split would not cure an MVLS deficiency because MVLS is based on the aggregate market value of the Company’s listed securities rather than its per-share price. The Company could become subject to immediate suspension and delisting proceedings, without the benefit of a compliance period, as soon as 30 consecutive business days after the rule takes effect. See Part II, Item 1A, “Risk Factors.”

Effect on Our Business. The loss of our Nasdaq listing would adversely affect:

●	the liquidity and market price of our Common Stock;
●	our ability to raise capital, including through the ELOC (as defined below); and
●	our ability to complete the Proposed Transaction.

In addition, a suspension or threatened suspension of trading could constitute a “Triggering Event” under the Certificate of Designations of Rights and Preferences (the “Series B Certificate of Designations”) of the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Convertible Preferred Stock”). See “Liquidity and Capital Resources” and Note 2, Basis of Presentation and Summary of Significant Accounting Policies, Note 16, Stockholders’ Equity, and Note 18, Subsequent Events. There can be no assurance that we will regain compliance with the minimum bid price requirement or maintain compliance with any other Nasdaq listing requirement.

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

●	Compensation and employee benefits consist of employee wages, payroll taxes, employee benefits, and non-cash stock-based compensation. Stock-based compensation has increasingly been used as a component of total compensation to preserve cash and align employee and consultant incentives with the performance of the Common Stock.

●	Professional services consist of legal fees, audit and accounting fees, general consulting fees, and board-related fees. Legal fees include both ongoing corporate legal services and costs associated with the Company’s active litigation matters.

●	General and administrative expenses include the asset hosting fee paid to PCCU under the First Amended CAA or the Second Amended CAA, as applicable, insurance, advertising and marketing, travel and entertainment, franchise taxes, and other office and operating expenses. The asset hosting fee represents consideration paid to PCCU for access to its banking platform, regulated deposit infrastructure, and bank charter and is one of the largest components of general and administrative expenses. See “Related Party Relationships.”

●	Rent expense reflects the cost of the Company’s corporate office. The Company closed its Arkansas office during 2025, thereby reducing its ongoing rent obligations.

●	Credit benefit reflects the amortization of and changes in the Company’s estimates on loans it is obligated to indemnify. Under the Second Amended CAA, we receive up to 65% of loan program income generated by PCCU’s CRB loan portfolio. In exchange, we are obligated to indemnify PCCU for up to 65% of net losses of a default on any loan covered by the Second Amended CAA. This obligation has no maximum dollar limit and covers principal, accrued interest, fees, legal costs, collection costs, and collateral disposition costs, net of any recoveries.

Discussion of our Results of Operations for the Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025

Revenue

Three Months Ended September 30,	2026	2025	Change ($)	Change (%)
Account fee income	$798,006	$963,098	$(165,092)	(17.1)%
Loan program income	869,273	510,754	358,519	70.2%
Investment income	283,755	340,688	(56,933)	(16.7)%
Safe Harbor Program income	1,251	19,230	(17,979)	(93.5)%
Total	$1,952,285	$1,833,770	$118,515	6.5%

Nine Months Ended September 30,	2026	2025	Change ($)	Change (%)
Account fee income	$2,490,567	$3,045,292	$(554,725)	(18.2)%
Loan program income	2,547,883	1,606,947	940,936	58.6%
Investment income	788,515	901,527	(113,012)	(12.5)%
Safe Harbor Program income	35,499	57,690	(22,191)	(38.5)%
Total	$5,862,464	$5,611,456	$251,008	4.5%

Account fee income

Account fee income decreased by $0.2 million, or 17.1%, for the three months ended September 30, 2026, compared to the same period in 2025. The decline was primarily due to lower revenue from a merchant service partner, which reduced account fee income by approximately $0.1 million year over year. Account fee income was also negatively impacted by competitive pressures on fees.

Account fee income decreased by $0.6 million, or 18.2%, for the nine months ended September 30, 2026, compared to the same period in 2025. The decline was primarily due to lower revenue from a merchant service partner, which reduced account fee income by approximately $0.3 million year over year. In addition, lower average fees collected from PCCU-hosted accounts contributed approximately $0.2 million to the overall decrease.

Loan program income

For the three months ended September 30, 2026, loan program income was $0.9 million, compared to $0.5 million for the three months ended September 30, 2025, an increase of $0.4 million, or 70.2%. For the nine months ended September 30, 2026, loan program income was $2.5 million, compared to $1.6 million for the nine months ended September 30, 2025, an increase of $0.9 million, or 58.6%.

The increase for both periods was primarily driven by the Second Amended CAA, which increased the Company’s share of loan program income to 65% from approximately 35% under the First Amended CAA. This increase was partially offset by a decline in the average loan portfolio balance to $51.34 million for the nine months ended September 30, 2026, from $53.11 million for the same period in 2025, reflecting fewer loans outstanding year over year.

Investment income

For the three months ended September 30, 2026, investment income was $0.3 million, compared to $0.3 million for the three months ended September 30, 2025. The average investable deposit base grew to $53.4 million from $42.9 million between those periods, but the benefit of that growth was offset by a decline in the Interest on Reserve Balances (IORB) rate from 4.40% to 3.65%.

For the nine months ended September 30, 2026, investment income was $0.8 million, compared to $0.9 million for the nine months ended September 30, 2025, a decrease of $0.1 million, or 12.5%. The average investable deposit base grew to $49.2 million from $37.5 million between those periods, but the benefit of that growth was more than offset by a decline in the IORB rate from approximately 4.40% to 3.65% during the nine months ended September 30, 2025 and 2026, respectively.

On September 16, 2026, the Federal Reserve increased its target federal funds rate by 25 basis points and raised the IORB rate to 3.90%, effective September 17, 2026. This increase is expected to have a favorable impact on the yield earned on the Company’s investable deposits and may contribute to higher investment income in future periods. Based on our average investable deposit base at September 30, 2026, the Company estimates that a 25-basis-point increase in the federal funds by the Federal Reserve would contribute approximately $0.2 million in incremental annualized investment income. Actual results will depend on future balances, partner institution arrangements and any subsequent changes in interest rates, including rate decreases.

Operating expenses

For The Three Months Ended September 30,	2026	2025	Change ($)	Change (%)
Compensation and employee benefits	$1,516,406	$1,695,786	$(179,380)	(10.6)%
General and administrative expenses	890,142	856,389	33,753	3.9%
Professional services	722,167	442,312	279,855	63.3%
Rent expense	50,012	56,529	(6,517)	(11.5)%
Amortization of contract asset	129,072	-	129,072	100.0%
Credit benefit	(353,412)	-	(353,412)	100.0%
Total operating expenses	$2,954,387	$3,051,016	$(96,629)	(3.2)%

For The Nine Months Ended September 30,	2026	2025	Change ($)	Change (%)
Compensation and employee benefits	$4,654,679	$4,651,318	$3,361	0.1%
General and administrative expenses	2,845,293	2,305,018	540,275	23.4%
Professional services	2,660,780	2,654,183	6,597	0.2%
Rent expense	162,415	180,720	(18,305)	(10.1)%
Amortization of contract asset	387,216	-	387,216	100.0%
Credit benefit	(1,056,107)	-	(1,056,107)	100.0%
Total operating expenses	$9,654,276	$9,791,239	$(136,963)	(1.4)%

Total operating expenses

For the three months ended September 30, 2026, total operating expenses decreased by $0.1 million, or 3.2%, to $3.0 million, compared to $3.1 million for the same period in 2025. For the nine months ended September 30, 2026, total operating expenses decreased $0.1 million, or 1.4%, to $9.7 million, compared to $9.8 million for the same period in 2025.

For the three-month period, the change was primarily attributable to a credit benefit recognized during the period and lower compensation and employee benefits expenses, partially offset by an investment in marketing and business development captured in general and administrative expenses.

For the nine-month period, the change was primarily driven by the credit benefit recognized during the period, which was offset by higher general and administrative expenses, mainly resulting from increased marketing and technology expenditures, as well as the non-cash amortization of contract asset.

Compensation and employee benefits

For the three months ended September 30, 2026, compensation and employee benefits expenses decreased by $0.2 million, or 10.6%, to $1.5 million, compared to $1.7 million for the same period in 2025. The decrease was primarily driven by savings from the departure of certain executive officers, partially offset by the impact of staff increases and salary adjustments to support strategic growth initiatives, primarily the build-out of the Company’s managed services business that offers outsourced consulting and operational support directly to CRBs and financial institutions (“Managed Services”). Compensation and employee benefits attributable to Managed Services personnel were approximately $0.1 million for the three months ended September 30, 2026.

For the nine months ended September 30, 2026, compensation and employee benefits expenses increased by $0.003 million, or 0.1%, to $4.7 million, compared to $4.7 million for the same period in 2025. The increase was primarily driven by investments in staff to support strategic growth initiatives, principally the development of the Company’s Managed Services offering, which accounted for approximately $0.4 million of the increase, offset in part by savings from the departure of certain executive officers and a decrease in stock-based compensation expense, as no stock awards were granted in 2026. The Company expects compensation and employee benefits associated with its Managed Services personnel to continue at an annualized rate of approximately $0.5 million as it develops this business.

General and administrative expenses

For the three and nine months ended September 30, 2026, general and administrative expenses increased $0.03 million and $0.5 million, or 3.9% and 23.4%, to $0.9 million and $2.8 million, compared to $0.9 million and $2.3 million for the same periods in 2025, respectively. The increase was primarily due to strategic investments in (i) investor related marketing intended to increase market awareness of the Company’s business developments, (ii) brand marketing intended to build awareness of the Company’s expanded capabilities, including its broader lending program, its expanded consulting support for CRBs under its Managed Services offering, and its efforts to onboard additional financial institution clients to its platform, (iii) marketing of the Company’s compliant and transparent pooled employer retirement plan, which has facilitated more in-depth conversations with multi-state operators that would not otherwise bank through the Company, and (iv) the development of infrastructure supporting the Company’s efforts to embed artificial intelligence capabilities into its operating environment resulting in higher subscription costs and, for the three-month period, higher franchise tax expense. The Company partially recovered its investor relations marketing investment through issuances under its ELOC facility during the period. These increases were partially offset by lower PCCU account hosting fees under the Second Amended CAA.

Professional services

Professional services consist primarily of legal fees, as well as audit and accounting fees, consulting fees and Board fees. For the nine months ended September 30, 2026, professional services expense was $2.7 million, an increase of $0.01 million, or 0.2%, compared to $2.7 million for the same period in 2025. For the three months ended September 30, 2026, professional services expense increased $0.3 million, or 63.3%, to $0.7 million, compared to $0.4 million for the same period in 2025.

The comparison is affected by non-cash, equity-based compensation to service providers:

●	The nine months ended September 30, 2025 included $0.7 million of stock-based compensation for professional services, including the equity awards granted to consultants in 2025.

●	The nine months ended September 30, 2026 included $0.1 million of amortization of Series B Convertible Preferred Stock and Common Stock purchase warrants (as amended and restated, the “Series B Warrants” and, together with the Series B Convertible Preferred Stock, the “Series B Securities”) issued to service providers in the September 2025 Recapitalization.

Excluding these non-cash amounts, professional services expense increased approximately $0.6 million and $0.4 million for the nine and three months ended September 30, 2026, respectively.

The increase was driven primarily by legal fees, which represent the majority of professional services expense, and related audit and accounting fees. These costs arise from obligations under the Series B Securities and from matters the Company must address as a Nasdaq-listed company, including:

●	Series B registration statements. Preparing and filing registration statements required under the Registration Rights Agreement entered into with the initial purchasers of the Series B Securities (the “Registration Rights Agreement”), including the registration statements filed in May and July 2026, the reimbursement of Series B holders’ counsel fees as required by that agreement, together with the related auditor consents and reviews;

●	Series B transactions. The Series B conversion price reduction in May through July 2026, and the related holder communications and filings;

●	Abaca litigation. The Abaca (as defined below) litigation, including summary judgment proceedings and trial preparation for the August 2026 trial; and

●	Nasdaq and stockholder matters. Nasdaq listing compliance matters and the 2026 Reverse Stock Split, including related SEC and Nasdaq filings.

As described in our Annual Report on Form 10-K for the year ended December 31, 2025, we had expected professional services costs to decline from 2025 levels as non-recurring matters were completed. Instead, recurring legal and accounting costs associated with the Series B Securities, the Abaca litigation and Nasdaq compliance have remained elevated.

We expect professional services expense to increase in the fourth quarter of 2026 and to remain elevated in future periods. Expected drivers of these expenses include:

●	an additional registration statement required as a result of the October 2026 reduction in the Series B conversion price;

●	the Proposed Transaction;

●	any further reverse stock split; and

●	any post-trial proceedings or appeal in the Abaca matter.

Rent expense

For the three and nine months ended September 30, 2026, rent expense was $0.05 million and $0.2 million, respectively, compared to $0.06 million and $0.2 million for the same periods in 2025, a decrease of $0.01 million, or 11.5%, and $0.02 million, or 10.1%, respectively, primarily due to the closure of the Company’s Arkansas office during 2025.

Amortization of contract asset

For the three and nine months ended September 30, 2026, amortization of the contract asset was $0.1 million and $0.4 million, respectively, compared to $0 for the same periods in 2025. The contract asset is amortized on a systematic and rational basis over the contract term, consistent with the release of the underlying guaranteed exposure, discussed in Note 6, Contract Asset, to the accompanying unaudited condensed consolidated financial statements, following the October 1, 2025, effective date of that agreement.

Credit benefit losses related to our stand ready guarantee and financial indemnification liabilities

For the three and nine months ended September 30, 2026, the Company recognized a credit benefit of $0.4 million and $1.1 million, respectively, compared to no benefit for the same periods in 2025. In accordance with ASC 460, the stand-ready guarantee liability is recognized on a straight-line basis over a weighted-average remaining loan maturity of three years; during the three and nine months ended September 30, 2026, the Company reduced this liability, which was recognized as a benefit within operating expenses. In addition, the Company remeasured its expected liability under ASC 326 and benefited from a risk reduction on certain loans as of September 30, 2026, resulting in a reduction of the financial indemnification liability, which was also recognized as a credit benefit.

Other Income Expense

For The Three Months Ended September 30,	2026	2025	Change	Change %
Change in the fair value of deferred consideration	$-	$(40,565)	$40,565	(100.0)%
Gain on extinguishment of debt	-	3,336,213	(3,336,213)	(100.0)%
Costs incurred to secure financing	-	(988,837)	988,837	(100.0)%
Interest expense	-	(252,640)	252,640	(100.0)%
Interest income	14,583	-	14,583	n/m
Change in fair value of warrant liabilities	8,125	(657,417)	665,542	(101.2)%
Total Other (Expense) Income	$22,708	$1,396,754	$(1,374,046)	(98.4)%

For The Nine Months Ended September 30,	2026	2025	Change	Change %
Change in the fair value of deferred consideration	$-	$79,475	$(79,475)	(100.0)%
Gain on extinguishment of debt	-	3,336,213	(3,336,213)	(100.0)%
Costs incurred to secure financing	-	(988,837)	988,837	(100.0)%
Interest expense	(6,870)	(480,767)	473,897	(98.6)%
Interest income	38,031	-	38,031	n/m
Net loss on disposal of investment in preferred securities	(340,408)	-	(340,408)	n/m
Issuance cost from the sale of the Common Stock	(210,109)	-	(210,109)	n/m
Change in fair value of warrant liabilities	39,322	596,823	(557,501)	(93.4)%
Total Other (Expense) Income	$(480,034)	$2,542,907	$(3,022,941)	(118.9)%

Total other (expense) income

For the three months ended September 30, 2026, total other income (expense), net was income of $0.02 million, compared to income of $1.4 million for the three months ended September 30, 2025, a decrease of $1.4 million. The decrease was primarily due to a non-recurring $3.3 million gain on the extinguishment of the forward purchase derivative, recognized in the three months ended September 30, 2025 upon termination of the Forward Purchase Agreement (the “FPA”) in connection with the September 2025 Recapitalization. The absence of this gain was partially offset by two prior-year items that did not recur in the current period: (i) $1.0 million of costs incurred to secure financing, primarily $0.8 million of non-cash costs related to the ELOC, and (ii) a $0.7 million loss on the change in fair value of warrant liabilities.

For the nine months ended September 30, 2026, total other income (expense), net was expense of $0.5 million, compared to income of $2.5 million for the nine months ended September 30, 2025, a decrease of $3.0 million. The decrease was primarily due to the non-recurring $3.3 million gain on the extinguishment of the forward purchase derivative recognized in the prior-year period upon termination of the FPA in connection with the September 2025 Recapitalization, a $0.6 million decrease in the gain on the change in fair value of warrant liabilities reflecting changes in the Company’s stock price, a $0.3 million loss on the sale of the Company’s investment in preferred securities, and $0.2 million of issuance costs related to the ELOC in the current period. These decreases were partially offset by two prior-year items that did not recur: $1.0 million of costs incurred to secure financing, primarily $0.8 million of non-cash costs related to the ELOC, and $0.5 million of interest expense. The Company had no interest-bearing secured debt during 2026 following the cancellation of the PCCU senior secured promissory note in September 2025.

Change in Fair Value of Deferred Consideration

The third-anniversary payment obligation was fully extinguished in October 2025 upon settlement and accordingly no further changes in fair value were recognized during 2026. For the three months ended September 30, 2026, the Company recognized no change in the fair value of deferred consideration, compared to a loss of $0.04 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, the Company recognized no change in the fair value of deferred consideration, compared to a gain of $0.1 million for the nine months ended September 30, 2025. The gain recognized for the nine months ended September 30, 2025 primarily resulted from a decline in the Company’s stock price, reducing the third-anniversary payment obligation during that period prior to settlement.

Interest Expense

The Company had no secured debt outstanding as of and during the nine-month period ended September 30, 2026.

Interest expense for the three and nine months ended September 30, 2026, related entirely to the financing of an insurance policy, a routine, unsecured financing arrangement. By contrast, interest expense for the three and nine months ended September 30, 2025, was attributable to the Senior Secured Promissory Note to PCCU (the “PCCU Note”), which the Company repaid in full prior to the current period.

For the three months ended September 30, 2026, interest expense was $0, compared to $0.3 million for the three months ended September 30, 2025, a decrease of $0.3 million, or 100.0%. For the nine months ended September 30, 2026, interest expense was less than $0.1 million, compared to $0.5 million for the nine months ended September 30, 2025, a decrease of $0.5 million, or 98.6%.

Interest Income

For the three and nine months ended September 30, 2026, the Company recognized interest income of less than $0.1 million, compared to no interest income for the same periods in 2025. Interest income relates to earnings on available cash held in an interest-bearing, cash-equivalent money market account.

Net loss on disposal of investment in preferred securities

The Company received the Aditxt Inc. (“ADTX”) preferred shares in 2025 in connection with the restructuring of certain of its Series B Convertible Preferred Stock and associated warrants, and not as part of any investment strategy in the biotechnology sector. At the time of receipt, the Company anticipated recovering at least $1.5 million from the eventual sale of these shares. However, ADTX was subsequently delisted on June 23, 2026, prior to the Company’s ability to liquidate the shares, which adversely affected the value realized on disposition.

For the nine months ended September 30, 2026, the Company recognized a loss of $0.3 million on the sale of its investment in preferred securities of ADTX, compared to no such loss for the same periods in 2025. During the nine months ended September 30, 2026, ADTX redeemed 23 shares, and the Company liquidated its remaining 1,434 shares of ADTX preferred stock through a combination of open-market and privately negotiated transactions, generating proceeds of approximately $1.1 million, of which approximately $0.3 million remained receivable as of September 30, 2026, and is included in other current assets in the condensed unaudited consolidated balance sheet as of September 30, 2026. The liquidation of the 1,434 shares occurred during the three months ended June 30, 2026.

Cost incurred to Secure Financing

The Company did not incur any costs to secure financing during the three or nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company incurred costs to secure financing of $1.0 million. These consisted primarily of $0.8 million of non-cash costs related to the Company’s ELOC, representing the fair value of 1,000 shares of Series B Convertible Preferred Stock and a Series B Warrant to purchase 5,364 shares of Common Stock issued to the ELOC investor as consideration for its purchase commitment, which were expensed in full upon issuance. These costs were non-recurring and related to the financing transactions completed in connection with the September 2025 Recapitalization.

Issuance cost from the sale of the Common Stock

For the nine months ended September 30, 2026, issuance costs from the sale of Common Stock under the ELOC were $0.2 million. No issuance costs were incurred for the three months ended September 30, 2026 or for the three and nine months ended September 30, 2025. Issuance costs represent the difference between the market price of the Common Stock on the draw date and the price on the settlement date, multiplied by the number of shares issued.

Change in Fair Value of Warrant Liabilities

For the three months ended September 30, 2026, the Company recognized a gain of less than $0.1 million from changes in the fair value of warrant liabilities, compared to a loss of $0.7 million for the three months ended September 30, 2025, an increase of $0.7 million, or 101.20%. For the nine months ended September 30, 2026, the Company recognized a gain of less than $0.1 million from changes in the fair value of warrant liabilities, compared to a gain of $0.6 million for the nine months ended September 30, 2025, a decrease of $0.6 million, or 93.4%. The year-over-year decrease was due to the changes in the Company’s stock price during each period. As of September 30, 2026, all outstanding warrants were out of the money.

Financial Condition

Cash and cash equivalents

Cash and cash equivalents were $4.4 million as of September 30, 2026, and $6.8 million as of December 31, 2025.

Cash flows

For the nine months ended September 30, 2026, net cash used in operating activities was $4.0 million, compared to $2.4 million in 2025, an increase of $1.7 million. The increase reflects a $2.7 million higher net loss, which included a $1.1 million non-cash credit benefit that is deducted in reconciling to operating cash flow and therefore does not reduce cash used. Non-cash charges added back in 2026 included $0.4 million of contract asset amortization, a $0.3 million loss on the sale of ADTX preferred securities and $0.2 million of ELOC issuance discount, while the 2025 period had included a $3.3 million non-cash gain on extinguishment of the forward purchase derivative. Changes in operating assets and liabilities provided $0.1 million in 2026 versus $0.7 million in 2025; the 2025 period benefited from a $0.6 million increase in accounts payable and a $0.5 million reduction in prepaid expenses that did not recur.

Investing activities provided $0.5 million of cash during the nine months ended September 30, 2026, primarily from $0.8 million of proceeds received from the sale of preferred securities, partially offset by $0.3 million of expenditures related to internally generated intangible assets.

Financing activities provided $1.1 million of cash during the nine months ended September 30, 2026, primarily from proceeds received under the Company’s ELOC, compared to $0.5 million of cash provided by financing activities during the same period in 2025, which consisted of proceeds from the issuance of convertible debt ($0.6 million) and Series B Convertible Preferred Stock ($0.2 million), partially offset by the repayment of the PCCU Note ($0.3 million).

Liquidity

Liquidity refers to our ability to meet anticipated cash demands, including funding operations, servicing contractual obligations, and covering other routine business expenditures. Our primary cash outflows include operating costs, professional services and general business expenditures. Our sources of liquidity are our existing cash and cash equivalents, cash flows from operations to the extent achieved and, subject to the restrictions described below, the sale of Common Stock pursuant to the Equity Line of Credit (the “ELOC”). As of September 30, 2026, we do not have significant capital investment commitments.

As of September 30, 2026, the Company had cash and cash equivalents of $4.4 million, working capital of $3.7 million, and total stockholders’ equity of $5.2 million, which is $2.7 million above the minimum stockholders’ equity requirement of $2.5 million under Nasdaq Listing Rule 5550(b)(1). The Company has incurred recurring losses from operations and negative cash flows from operations, including an operating loss of $3.8 million and net cash used in operating activities of $4.0 million for the nine months ended September 30, 2026, and an accumulated deficit of $127.2 million as of September 30, 2026.

In addition, a trial on damages and the remaining claims in the Abaca litigation was held on August 10 and 11, 2026, and the Denver County District Court (the “Court”) has not issued its ruling. The Company assesses a loss as reasonably possible but not probable and estimates the range of reasonably possible loss at $0 to $7.8 million. An adverse ruling at or near the upper end of that range would exceed the Company’s available liquidity. The $3.0 million second anniversary payment deposited in the Court’s registry is not available to fund operations. See Note 17, Commitments and Contingencies.

Subsequent to September 30, 2026, the conversion price of the Series B Convertible Preferred Stock was reduced to $0.1210 per share, and holders have converted 19,529 preferred shares into approximately 131.2 million shares of Common Stock. As a result, the Company is required to register approximately 157.0 million shares of Common Stock for resale under the Registration Rights Agreement unless this requirement is waived by the applicable holders of the Series B Convertible Preferred Stock. No such waiver has been executed. The Company did not file the required registration statement by the November 6, 2026 filing deadline, and a filing failure under the Registration Rights Agreement has occurred. Failure to meet the applicable filing or effectiveness deadlines would require cash registration delay payments of approximately $0.3 million for each 30-day period until cured, except for any period during which all of a holder’s registrable securities may be sold under Rule 144 under the Securities Act. Because the applicable Rule 144 holding period for the Series B securities has been satisfied, the Company has concluded that no registration delay payments are owed as a result of the filing failure. If the registration statement is not filed by November 11, 2026, a Triggering Event will occur under the Series B Certificate of Designations. In addition, certain events, including a failure to timely file a required registration statement or a suspension or threatened suspension of trading of the Common Stock on Nasdaq, could constitute a Triggering Event under the Series B Certificate of Designations. On October 20, 2026, Nasdaq granted the Company a second compliance period through April 19, 2027 to regain compliance with the minimum bid price requirement. See Note 16, Stockholders’ Equity, Note 17, Commitments and Contingencies, and Note 18, Subsequent Events.

Material Cash Requirements. The Company’s material cash requirements over the next twelve months include:

●	operating expenses, including professional services costs, which the Company expects to remain elevated (see “Results of Operations: Professional services”);
●	operating lease payments of approximately $0.2 million;
●	accrued Series B Convertible Preferred Stock redemption obligations of $0.5 million;
●	the costs of registration statements required under the Registration Rights Agreement, if any; and
●	transaction costs related to the Proposed Transaction.

Management has developed and is implementing a series of measures intended to preserve liquidity and support the Company’s ability to meet its obligations during the look-forward period:

●	Strengthened Revenue Profile: The Second Amended CAA with PCCU, effective October 1, 2025, increased the Company’s share of loan program income from approximately 35% to up to 65% of the loan program income generated by PCCU’s CRB loan portfolio, improving the recurring revenue profile of the Company’s core business on a prospective basis. For the nine months ended September 30, 2026, this change increased loan program income by approximately $0.9 million compared to the same period in 2025. In addition, the asset hosting fee structure transitioned from a flat rate to a tiered marginal rate schedule based on average daily deposit balances, with rates ranging from 0.50% on the first $25 million to 1.25% on balances above $125 million, resulting in estimated annual savings of approximately $0.3 million compared to the rates contained in the First Amended CAA. The Company is also exploring strategic relationships with additional financial institutions.

●	Access to Additional Capital: On September 17, 2025, the Company entered into the ELOC with an institutional investor (the “ELOC Investor”), under which the Company may, at its sole discretion and subject to customary conditions, sell up to $150.0 million of newly issued shares of Common Stock to the investor party thereto. The ELOC expires on September 17, 2028. For the nine months ended September 30, 2026, the Company raised $1.1 million from the use of the ELOC. The Company’s continued ability to access the ELOC is subject to a number of conditions, including the absence of any Material Adverse Effect (as defined in Note 16, Stockholders’ Equity, in subsection “Equity Line of Credit and Related Series B Redemption Obligation”), and there can be no assurance that the Company will be able to draw the full amount of the commitment. See Note 16, Stockholders’ Equity. In addition, 25% of the proceeds of each draw must be used to redeem shares of Series B Convertible Preferred Stock, and the Company’s ability to use the ELOC is limited by the current trading price of the Common Stock.

●	Expense Management: The Company has made strategic investments in marketing, lending and system development. Management has identified specific actionable cost reductions that are within its direct operational control and that it would implement should operating conditions deteriorate below base-case expectations, including pausing or restructuring said strategic investments.

●	Cash Flow Monitoring: Management maintains a 52-week rolling cash flow projection that tracks anticipated expenses, revenues, and ending cash balances against budget. Cash positions are reviewed on a bi-weekly basis to ensure the Company maintains adequate liquidity to fund operations.

Proposed Transaction. On October 23, 2026, the Company entered into a non-binding term sheet with Opifex, a Beverly Hills, California-based media holding company focused on the creator economy, regarding the Proposed Transaction. The Company does not intend to draw on the ELOC until the earlier of the closing of the Proposed Transaction or the termination of the term sheet. The Company has also agreed not to make certain payments without Opifex’s consent while the term sheet is in effect, including voluntary payments to holders of the Series B Securities, litigation settlements, and bonuses, retention or change-of-control payments not previously in effect and disclosed. These restrictions limit the sources of liquidity and the actions available to management during the pendency of the Proposed Transaction.

Notwithstanding the measures described above, the Company continues to incur operating losses and negative cash flows from operations, the ELOC is not expected to be available while the Proposed Transaction is pending, and the Company’s ability to execute on its expense-management plans involves elements outside of management’s sole control. Accordingly, management has concluded that management’s plans, considered in the aggregate, do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date the unaudited condensed consolidated financial statements included in this Quarterly Report are issued. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements.

Litigation

We are a party to litigation in the Court arising from our October 2022 acquisition of Rockview Digital Solutions, Inc. (d/b/a Abaca) (“Abaca”). On April 23, 2026, the Court ruled on the parties’ cross-motions for summary judgment. It held that the October 2023 amendment to the Abaca merger agreement is void and that we breached the original merger agreement with respect to the first anniversary parent shares. It reserved damages and the remaining claims, including the counterclaim concerning the $3.0 million second anniversary cash payment, for trial. Trial was held on August 10 and 11, 2026. The Court has not issued its ruling, and we cannot predict when it will rule or the outcome.

We assess a loss as reasonably possible but not probable, and estimate the range of reasonably possible loss at $0 to $7.8 million. Other than the $3.0 million second anniversary payment deposited into the Court’s registry in November 2024, which is reflected as deferred consideration and is not available to fund operations, no amount has been accrued.

An adverse ruling at or near the upper end of the range would exceed our cash and cash equivalents of $4.4 million as of September 30, 2026, and could have a material adverse effect on our financial position, results of operations and liquidity. If a judgment is entered against us, we may seek to appeal. However, staying enforcement of a money judgment pending appeal generally requires posting a bond or other security, which we may not be able to obtain or fund.

Legal fees related to this matter were a significant component of professional services expense in 2026, and we expect to continue to incur legal costs through any post-trial proceedings or appeal.

Under the term sheet, Opifex would acquire the Company subject to this litigation, and its resolution would not be a condition to closing.

In addition, the Company may evaluate the possibility of a negotiated resolution of the dispute. While the term sheet for the Proposed Transaction remains in effect, any settlement requires Opifex’s consent. The Company’s ability to fund any payment in cash would be materially constrained by its available cash. Its ability to raise additional funds would also be constrained by the terms of its existing securities: the Company has agreed not to use the ELOC while the Proposed Transaction is pending, 25% of any ELOC proceeds must be used to redeem Series B Convertible Preferred Stock, and the Series B Securities contain restrictions on certain financings and issuances of equity securities. Litigation is inherently uncertain, and there can be no assurance that any negotiated resolution will be reached or that its terms would be favorable to the Company. See Part II, Item 1A. “Risk Factors-An adverse ruling in the Abaca litigation could have a material adverse effect on our financial position, results of operations and liquidity.”

See Note 17, Commitments and Contingencies, to the unaudited condensed consolidated financial statements and Part II, Item 1, “Legal Proceedings.”

Critical Accounting Estimates

As of September 30, 2026, there were no significant changes in the application or the nature of accounting estimates that are considered critical in nature from those presented in our Annual Report on Form 10-K.

Emerging Growth Company Status

We are an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Internal Control Over Financial Reporting

In connection with the preparation of our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026, we identified material weaknesses in our internal controls over financial reporting. Refer to Part I, Item 4 of this document for additional details.

For the nine months ended September 30, 2026, management has implemented remediation measures to address the material weakness related to the completeness and accuracy of account activity fee income; however, the material weakness will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Related Party Relationships

PCCU is the federally regulated credit union through which the Company’s CRB clients hold their deposit accounts and obtain loans, and it holds the majority of the Company’s client deposits. As of September 30, 2026, PCCU held approximately 8.8% of the Company’s Common Stock, 49.2% of the Series B Convertible Preferred Stock and 43.9% of the Series B Warrants. Accordingly, all transactions and arrangements between the Company and PCCU for the three and nine months ended September 30, 2026 and 2025 are presented and disclosed as related party transactions in accordance with ASC 850 and Regulation S-X. PCCU has not had contractual rights to appoint members of the Board of Directors since May 21, 2025.

On October 21, 2026, PCCU sold all 13,340 shares of Series B Convertible Preferred Stock it held to another holder of Series B Convertible Preferred Stock in a privately negotiated transaction to which the Company was not a party. Following the sale, PCCU:

●	holds no Series B Convertible Preferred Stock;
●	beneficially owns less than 5% of the Company’s outstanding Common Stock;
●	has no representation on the Board of Directors; and
●	has no other ability to significantly influence the Company’s management or operating policies.

Accordingly, effective October 21, 2026, the Company no longer considers PCCU a related party.

PCCU remains the Company’s most significant customer and financial institution partner. It accounted for $5.4 million, or 93%, of total revenue for the nine months ended September 30, 2026, under the Second Amended CAA. The Company’s results of operations and liquidity remain highly dependent on that relationship. Further, PCCU continues to hold Series B Warrants to purchase 360,532 shares of Common Stock at an exercise price of $18.6336 per share. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, Note 10, Related Party Transactions, and Note 18, Subsequent Events to the unaudited condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer / Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, our Chief Executive Officer / Chief Financial Officer concluded that, solely due to the below-mentioned material weaknesses, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2026.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified, during the fourth quarter of 2025, a material weakness in internal control over financial reporting related to the Company’s loan documentation and expected credit loss estimation process (the “Loan Documentation Material Weakness”). This material weakness arose in connection with the Company’s initial recognition, under the Second Amended CAA effective October 1, 2025, of a stand-ready guarantee liability at fair value under ASC 460 and an expected credit loss liability under ASC 326-20. Both measurements rely on underlying CRB loan documentation maintained as part of the Company’s credit administration responsibilities under the Second Amended CAA. In connection with the year-end audit, certain loan documentation used in connection with these measurements was identified as out of date or inconsistent with the terms of the underlying loans. The Loan Documentation Material Weakness remained outstanding as of September 30, 2026.

While the Company’s valuation conclusions with respect to the stand-ready guarantee liability and the expected credit loss liability were determined to be fairly stated as of September 30, 2026, the absence of a formalized loan documentation review and maintenance process represents a control deficiency that, if not remediated, could result in a material misstatement of the Company’s indemnification liability under ASC 460 or its expected credit loss liability under ASC 326-20 in future periods.

Remediation of Loan Documentation Material Weakness

Management is responsible for the design, implementation and testing of the Company’s internal control over financial reporting, including the controls intended to remediate the Loan Documentation Material Weakness. Management has developed a formal remediation plan and has implemented it, including new loan documentation checklists and review procedures, a periodic documentation maintenance process, and the restructuring of the credit administration function responsible for maintaining CRB loan files. Management has discussed the remediation plan and its progress with the Audit Committee and has informed the Company’s independent registered public accounting firm of the plan; those discussions do not constitute an evaluation, approval or endorsement of the design or effectiveness of the Company’s controls by the independent registered public accounting firm.

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

Status of Previously Identified Material Weakness

As also disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the previously identified material weakness related to the completeness and accuracy of account activity fee income earned on CRB deposits held at PCCU has not yet been remediated. Although management has implemented remediation measures, as of September 30, 2026, sufficient time has not yet elapsed to enable management to conclude that the related controls are operating effectively. Management will continue to monitor the operating effectiveness of these controls during 2026.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, our now-former Principal Accounting Officer, Douglas Beck, departed the Company. This individual performed key review and approval controls over the financial close and external reporting process, including controls that support remediation of the material weaknesses described above. Although the Company’s Controller formally served as our Principal Accounting Officer for the remainder of the quarter, management considers Mr. Beck’s departure to be a change that is reasonably likely to materially affect our internal control over financial reporting. Subsequent to quarter end, on November 5, 2026, the Board appointed Christopher McCabe to serve as our Principal Accounting Officer.

To maintain the operation of these controls, we (i) engaged an outside accounting advisory firm to provide technical accounting, financial close and SEC reporting support, and (ii) entered into a consulting arrangement with our former Principal Accounting Officer to provide technical accounting support as an independent consultant. Management, with oversight from the Audit Committee, continues to monitor whether these measures are adequate, including as Mr. McCabe transitions into the Principal Accounting Officer role.

Other than the matters described above and the remediation activities described above for the Loan Documentation Material Weakness, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various other legal proceedings and claims that are routine and incidental to our business. Other than the matter described in Note 17 – Commitments and Contingencies, the outcome of which is uncertain and could be material, management believes that the final disposition of such routine matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. For additional information regarding certain legal proceedings, see Note 17 – Commitments and Contingencies to the Company’s consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. The risk factors below supersede the corresponding risk factors in those reports.

The reduction of the conversion price of our Series B Preferred Stock has resulted in, and may continue to result in, substantial dilution to our stockholders, and our obligations to holders of the Series B Preferred Stock and Series B Warrants could materially and adversely affect our liquidity.

The Reverse Stock Split triggered an adjustment under the Series B Certificate of Designation. Based on the trading price of our Common Stock during the 15 trading days following the Reverse Stock Split, the conversion price was reduced from $18.6336 to $0.1210 per share on October 22, 2026. Through November 6, 2026, holders have converted 19,529 shares of Series B Preferred Stock into approximately 131.2 million shares of Common Stock, thereby increasing our outstanding shares from approximately 1.0 million at September 30, 2026 to 132,248,520 as of November 6, 2026. The remaining 7,605 shares of Series B Preferred Stock are convertible into approximately 62.9 million additional shares of Common Stock at the current conversion price, without regard to beneficial ownership limitations contained in the Series B Certificate of Designation.

Conversions at this price, and resales of the resulting shares, have substantially diluted, and may continue to substantially dilute, the ownership interests of our stockholders. They may also depress the market price of our Common Stock.

The occurrence of a Triggering Event could have a material adverse effect on our financial position, liquidity and ability to continue as a going concern.

Under the Registration Rights Agreement, we must register for resale 250% of the shares issuable upon conversion of the Series B Preferred Stock, plus the shares issuable upon exercise of the Series B Warrants, or approximately 157.0 million shares in the aggregate unless this requirement is waived by the applicable holders of the Series B Preferred Stock. If we fail to meet the applicable filing or effectiveness deadlines, we must make cash registration delay payments to holders of approximately $0.3 million for each 30-day period until cured, except for any period during which all of a holder’s registrable securities may be sold under Rule 144 under the Securities Act. No waiver of the registration requirement has been executed. We did not file the required registration statement by the November 6, 2026 filing deadline, and a filing failure under the Registration Rights Agreement has occurred. We have concluded that no registration delay payments are owed as a result of this filing failure because the applicable Rule 144 holding period has been satisfied. However, if Rule 144 becomes unavailable to the holders, including if we fail to remain current in our periodic reports, registration delay payments could accrue. If we do not file the registration statement by November 11, 2026, a Triggering Event will occur.

Certain events constitute Triggering Events under the Series B Certificate of Designations, including:

●	a failure to timely file or maintain the effectiveness of a required registration statement; and
●	a suspension or threatened suspension of trading of our Common Stock on Nasdaq.

Any of these events could have a material adverse effect on our financial position, liquidity and ability to continue as a going concern.

We may not regain compliance with Nasdaq’s minimum bid price requirement.

We did not regain compliance with the $1.00 minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2) during our initial compliance period, which ended October 19, 2026, despite implementing the 2026 Reverse Stock Split. On October 20, 2026, Nasdaq granted us a second compliance period through April 19, 2027. To regain compliance, the closing bid price of our Common Stock must be at least $1.00 for a minimum of 10 consecutive business days before that date. Since effecting the 2026 Reverse Stock Split, our Common Stock has consistently traded below $1.00 per share. There can be no assurance that we will regain compliance.

In addition, under Nasdaq Listing Rule 5810(c)(3)(A)(iii), if the closing bid price of our Common Stock is $0.10 or less for ten consecutive business days, Nasdaq will issue a Staff Delisting Determination notwithstanding any compliance period then available to us, including our current compliance period, and our Common Stock will be immediately suspended from trading on Nasdaq. A request for a hearing before a Nasdaq Hearings Panel will not stay the suspension. On November 6, 2026, the closing bid price of our Common Stock was $0.0263 per share, and our Common Stock has closed at or below $0.10 on each trading day since October 28, 2026. Accordingly, our Common Stock could be suspended from trading on Nasdaq before April 19, 2027. If our Common Stock is suspended or delisted, it would likely trade, if at all, on an over-the-counter market, which could significantly reduce its liquidity and market price and impair our ability to raise capital, including under the ELOC.

If we do not regain compliance by April 19, 2027, Nasdaq will issue a determination that our securities are subject to delisting, and we may request a hearing before a Nasdaq Hearings Panel. There can be no assurance that a Nasdaq Hearings Panel would grant an exception.

Our options to regain compliance are limited because:

●	Any further reverse stock split would require stockholder approval, which we may not obtain.

●	Under Nasdaq Listing Rule 5810(c)(3)(A)(iv), if we fail to meet the minimum bid price requirement at any time within one year after a reverse stock split, we will not be eligible for any compliance period. The same applies if we have effected reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one. In either case, Nasdaq would issue a Staff Delisting Determination, subject to our right to request a hearing.

●	Our cumulative reverse stock split ratio over the past two years is 240 to one, reflecting our 1-for-20 reverse stock split in March 2025 and our 1-for-12 reverse stock split in September 2026. Depending on its ratio and timing, a further reverse stock split could exceed this threshold.

●	A reverse stock split will not cure a bid price deficiency if it causes us to fall below another numeric listing requirement, such as the minimum number of publicly held shares or round lot holders.

Reverse stock splits may also reduce trading liquidity, increase price volatility and increase the number of stockholders who own odd lots.

A new Nasdaq rule, if it becomes effective, could result in the immediate suspension and delisting of our securities if the market value of our listed securities is below $5 million for 30 consecutive business days.

On July 22, 2026, the SEC approved a Nasdaq rule that would require listed companies to maintain an MVLS of at least $5.0 million. A company that fails to maintain this minimum for 30 consecutive business days would be immediately subject to suspension and delisting, without any compliance period, and a request for a hearing would not stay the suspension of trading.

On July 29, 2026, the approval order was stayed by the SEC following notices of intention to petition for review. On September 11, 2026, the SEC granted the petitions for review, and the approval order remains stayed pending the SEC’s review. On September 25, 2026, Nasdaq filed a proposed rule change providing that the 30-business-day measurement period would begin on the business day following termination of the stay. The MVLS requirement is therefore not currently in effect. We cannot predict whether or when the stay will be lifted, or whether the rule will be affirmed, modified or set aside.

Based on our current stock price and shares outstanding, we would not satisfy the MVLS requirement if it became effective as of the date of this report. A reverse stock split would not cure an MVLS deficiency because MVLS is based on the aggregate market value of our listed securities rather than their per-share price.

If our Common Stock is delisted from Nasdaq, the liquidity and market price of our securities, our ability to raise capital and our ability to complete the Proposed Transaction could be materially and adversely affected.

If our Common Stock is delisted for any reason, it would likely trade only in the over-the-counter market. Selling our Common Stock could then be more difficult, because smaller quantities of shares would likely be bought and sold and transactions could be delayed. We could face significant material adverse consequences, including:

●	limited availability of market quotations for our securities;
●	reduced liquidity of our securities;
●	a determination that our Common Stock is a “penny stock,” which would require brokers trading in our securities to adhere to more stringent rules and could reduce trading activity in the secondary market;
●	reduced news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing.

These factors could result in lower prices and wider bid-ask spreads for our Common Stock, and could cause a loss of institutional investor interest.

A delisting, or a suspension or threatened suspension of trading, could also constitute a Triggering Event under the Series B Certificate of Designations. In the event of a delisting, we would expect to take actions to restore compliance with the listing requirements. However, there can be no assurance that any such action would allow our Common Stock to become listed again, stabilize its market price or improve its liquidity.

An adverse ruling in the Abaca litigation could have a material adverse effect on our financial position, results of operations and liquidity.

On April 23, 2026, the Denver County District Court ruled that the October 2023 amendment to the Abaca merger agreement is void and that we breached the original merger agreement with respect to the first anniversary parent shares payment. Trial on damages and the remaining claims, including the counterclaim concerning the $3.0 million second anniversary cash payment, was held on August 10 and 11, 2026. The Court has not issued its ruling, and we cannot predict when it will rule or the outcome.

We estimate the range of reasonably possible loss at $0 to $7.8 million. An adverse ruling at or near the upper end of that range would exceed our cash and cash equivalents of $4.4 million as of September 30, 2026. Staying enforcement of a money judgment pending any appeal may require us to post a bond or other security, which we may not be able to obtain or fund.

Our ability to fund any settlement or judgment is constrained by our limited cash and by the terms of our ELOC and the Series B Securities. We expect to continue to incur significant legal costs through any post-trial proceedings or appeal.

The Proposed Transaction with Opifex may not be completed, and if completed would substantially dilute our existing stockholders and change our business.

On October 23, 2026, we entered into a non-binding term sheet with Opifex regarding the Proposed Transaction. The term sheet is non-binding except for certain specified provisions. Completion of the Proposed Transaction is subject to numerous conditions, many of which are outside our control, including:

●	negotiation and execution of definitive agreements;
●	arrangements between Opifex and the holders of our Series B Securities;
●	delivery of audited financial statements of Opifex;
●	receipt of a fairness opinion;
●	stockholder approval, including of any reverse stock split and increase in authorized shares;
●	completion of an equity financing; and
●	Nasdaq approval of our continued or initial listing.

If the Proposed Transaction results in a change of control under Nasdaq rules, the combined company would be required to satisfy Nasdaq’s initial listing requirements, which are more stringent than the continued listing requirements.

If completed, the Proposed Transaction would result in substantial dilution to our existing stockholders. As currently contemplated, Opifex security holders would own approximately 85% of the combined company on a fully diluted basis and holders of our Common Stock, Series B Convertible Preferred Stock (as converted), Series B Warrants and other equity awards would collectively own approximately 15%, subject to adjustment between 12.5% and 17.5%. The combined company would be expected to have a different business focus, name, board of directors and management, and the treatment of our legacy financial services business, including any contingent value right, has not been determined.

While the term sheet is in effect, we do not intend to use the ELOC, which limits our sources of liquidity and our flexibility to respond to developments in our business. We will also incur significant transaction costs whether or not the Proposed Transaction is completed. The Proposed Transaction may divert management’s attention from our existing business. If it is not completed, the market price of our Common Stock may decline, and the liquidity, listing and other challenges described in this Quarterly Report on Form 10-Q would remain.

The departure of our former Principal Accounting Officer may increase the risk that we fail to remediate our material weaknesses or to maintain effective internal control over financial reporting.

During the quarter ended September 30, 2026, our former Principal Accounting Officer, Douglas Beck, resigned from his roles at the Company, although he continues to support the Company as an outsourced contractor. As previously disclosed, we have identified material weaknesses in our internal control over financial reporting. The loss of key accounting personnel, together with the volume and complexity of transactions affecting our financial statements, may delay remediation and increase the risk of a material misstatement or a failure to file our periodic reports on a timely basis. A failure to timely file our periodic reports could constitute a Triggering Event under the Series B Certificate of Designations and a violation of Nasdaq listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company issued 866 shares of Common Stock (as adjusted for the 1-for-12 reverse stock split effected on September 30, 2026) to the ELOC Investor under the ELOC, for aggregate proceeds of approximately $1,362, or an average price of $1.57 per share. These shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The resale of these shares by the ELOC Investor is covered by a registration statement on Form S-1 (Registration No. 333-290524) filed with the SEC on September 26, 2025.

Subsequent to September 30, 2026, the Company issued shares of Common Stock upon conversion of shares of Series B Convertible Preferred Stock in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. The Company disclosed these issuances on Current Reports on Form 8-K filed on October 26, 2026, October 30, 2026 and November 6, 2026. See Note 18, Subsequent Events, to the unaudited condensed consolidated financial statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Form 8-K

The information set forth below is included for the purpose of providing disclosure under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

Christopher McCabe

On November 5, 2026, the Board appointed Christopher McCabe to serve as the Company’s Principal Accounting Officer. Prior to joining the Company, Mr. McCabe, age 56, served as Director of Accounting at Cerberan Group, LLC from 2024 to 2026. Mr. McCabe also previously served as the Chief Financial Officer of each of Devi Holdings Inc. and Amma Investments Group, LLC from 2022 to 2024 and as the Chief Financial Officer of Heritage Trucking Inc. from 2018 to 2022. He received a Bachelor of Arts in Accounting from Saint John’s University and a Master of Science in Accounting from the University of Phoenix.

There are no arrangements or understandings between Mr. McCabe and any other person pursuant to which Mr. McCabe was appointed as an officer of the Company. There are no family relationships between Mr. McCabe and any director or executive officer of the Company. There are no transactions in which Mr. McCabe has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Pursuant to the terms of Mr. McCabe’s employment agreement with the Company (the “McCabe Employment Agreement”), Mr. McCabe will receive a base salary of $220,000 per year and will be eligible to earn $125.00 per hour for each billable hour he records in connection with SHF Managed Services client engagements, as recorded in accordance with the Company’s timekeeping policies and approved by the Company. Once Mr. McCabe’s aggregate cash compensation reaches $240,000 in any calendar year, his billable hourly rate will be reduced to $75.00 per hour for the remainder of that calendar year. Mr. McCabe is eligible to participate in the Company’s long term incentive plan subject to the Company’s achievement of certain performance measures, as determined by the Board (or the Compensation Committee thereof), and to participate in the Company’s employee benefit programs offered to similarly situated employees. Mr. McCabe is an at-will employee.

The foregoing summary of the McCabe Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the McCabe Employment Agreement, which is filed as Exhibit 10.3 hereto and incorporated herein by reference.

Michael Regan

On November 6, 2026, Michael Regan, the Chief Operating Officer and Secretary of the Company, informed the Company of his decision to resign from his roles at the Company effective November 12, 2026. Mr. Regan’s departure is not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

Douglas Beck

As previously disclosed, Douglas Beck resigned from his roles as Principal Accounting Officer and Senior Vice President of Finance, Controller, effective August 8, 2026.

On August 9, 2026, Mr. Beck and the Company entered into a Consulting Services Agreement (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Beck advises the Company’s management team on financial and accounting matters on a part-time, as-needed basis. The Consulting Agreement continues on a month-to-month basis until terminated by either Mr. Beck or the Company. During the term of the Consulting Agreement, Mr. Beck is entitled to receive $125.00 per hour for his services.

The foregoing summary of the Consulting Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Consulting Agreement, which is filed as Exhibit 10.4 hereto and incorporated herein by reference. The Company acknowledges that the disclosure required by Item 5.02 of Form 8-K with respect to the Company’s entry into the Consulting Agreement with Mr. Beck should have been filed within four business days of August 9, 2026 in accordance with General Instruction B.1 of Form 8-K, and that this disclosure is delinquent solely in that respect.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 29, 2022).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 20, 2025).
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 10, 2025).
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on June 2, 2021).
3.5	Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock of SHF Holdings, Inc., dated September 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
3.6	Amendment to SHF Holdings, Inc. Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 10, 2025).
3.7	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of SHF Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 1, 2026).
10.1	SHF, LLC Amended and Restated Employee Retention Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2026).
10.2	Form of Employee Retention Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 19, 2026).
10.3§	Employment Agreement, dated November 2, 2026, by and between SHF Holdings, Inc. and Christopher McCabe.
10.4	Consulting Services Agreement, dated August 9, 2026, by and between SHF Holdings, Inc. and Douglas Beck.
10.5	Form of Amended and Restated Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 17, 2025).
10.6	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2025).
31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.
†	Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.
§	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Terrance E. Mendez	Chief Executive Officer and Chief Financial Officer	November 9, 2026
Terrance E. Mendez	(Principal Executive Officer and Principal Financial Officer)

/s/ Christopher McCabe	Principal Accounting	November 9, 2026
Christopher McCabe	(Principal Accounting Officer)

